Form 10-Q
period 2022-06-30
Varagon Capital Corp.
filed 2022-09-07
CIK 1784700

$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 814-01538

VARAGON CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	30-1206578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
299 Park Avenue, 3rd Floor New York, New York	10171
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 235-2600

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 7, 2022, the registrant had 41,486,727 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

As of
June 30, 2022
ASSETS	(Unaudited)
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $461,948)	$459,822
Controlled investments, at fair value (amortized cost of $146,147)	146,147
Total investments, at fair value (amortized cost of $608,095)	605,969
Cash	19,898
Interest receivable	6,336
Deferred financing costs	3,980
Prepaid expenses	834
Other assets	349
Total assets	$637,366

LIABILITIES
Revolving credit facility payable (Note 5)	$273,500
Interest and credit facility fees payable	903
Base management fees payable (Note 6)	357
Income-based incentive fees payable (Note 6)	26
Administrator expenses payable	93
Due to affiliates	138
Accounts payable and accrued expenses	861
Total liabilities	275,878

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 36,130,510 shares issued and outstanding	361
Paid-in capital in excess of par value	360,944
Total accumulated earnings (loss)	183
Total net assets	$361,488
NET ASSETS PER SHARE	$10.01

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

	For the three months ended	For the six months ended
	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$2,525	$2,525
Fee income	35	35
Total investment income from non-controlled/non-affiliated investments	2,560	2,560
From controlled investments:
Interest income	1,635	1,635
Total investment income from controlled investments	1,635	1,635
Total investment income	4,195	4,195

Expenses:
Base management fees (Note 6)	$357	$357
Income-based incentive fees (Note 6)	26	26
Professional fees	220	220
Administrator expenses	93	93
Interest expenses (Note 5)	805	805
Credit facility fees (Note 5)	162	162
Directors’ fees and expenses	72	153
Organizational expenses	19	19
Insurance expenses	41	41
Other general and administrative expenses	10	10
Total expenses	1,805	1,886
Net investment income (loss)	2,390	2,309

Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(2,126)	(2,126)
Net change in unrealized appreciation (depreciation) on investments	(2,126)	(2,126)
Net increase (decrease) in net assets resulting from operations	$264	$183

Weighted average shares outstanding	36,130,510	36,130,510
Net investment income per share (basic and diluted) (1)	$0.07	$0.06
Earnings per share (basic and diluted) (1)	$0.01	$0.01

(1) Per share data was derived by using the weighted average shares outstanding from the June 2, 2022 (commencement of investment operations) through June 30, 2022 and does not include the 100 shares issued in connection with the Company's seed audit on March 29, 2022 that were subsequently redeemed on June 2, 2022 in connection with the merger of Varagon Fund I, L.P. with and into the Company, with the Company as the surviving entity in the merger.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Total Accumulated	Total
For the three months ended June 30, 2022	Shares	Par Amount (1)	Excess of Par Value(1)	earnings (loss)	Net Assets
Balance at March 31, 2022	100	$—	$—	$(81)	$(81)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,390	2,390
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,126)	(2,126)
Capital transactions:
Issuance of common stock	36,130,510	361	360,944	—	361,305
Redemption of common stock	(100)	—	—	—	—
Total increase (decrease) for the period ended June 30, 2022	36,130,410	361	360,944	264	361,569
Balance at June 30, 2022	36,130,510	$361	$360,944	$183	$361,488

	Common Stock		Paid in Capital in	Accumulated	Total
For the six months ended June 30, 2022	Shares	Par Amount (1)	Excess of Par (1)	earnings (loss)	Net Assets
Balance at December 31, 2021	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,309	2,309
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,126)	(2,126)
Capital transactions:
Issuance of common stock	36,130,610	361	360,944	—	361,305
Redemption of common stock	(100)	—	—	—	—
Total increase (decrease) for the period ended June 30, 2022	36,130,510	361	360,944	183	361,488
Balance at June 30, 2022	36,130,510	$361	$360,944	$183	$361,488

(1) Par Amount and Paid in Capital in Excess of Par were both less than $1,000.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

For the six months ended
June 30, 2022
(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$183
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments (1)	(466,687)
Sales and repayments of investments	840
Net change in unrealized (appreciation) depreciation on investments	2,126
Net amortization (accretion) on investments	(113)
Amortization of deferred financing costs	64
Changes in operating assets:
Interest receivable	(6,336)
Prepaid expenses	(834)
Other assets	(349)
Changes in operating liabilities:
Interest and credit facility fees payable	903
Base management fees payable	357
Income-based incentive fees payable	26
Administrator expenses payable	93
Due to affiliates	138
Accounts payable and accrued expenses	861
Net cash provided by (used in) operating activities	(468,728)

Cash flows from financing activities:
Proceeds from issuance of common stock (1)	219,170
Redemption of common stock (2)	-
Borrowings on Debt	273,500
Financing costs paid	(4,044)
Net cash provided by (used in) financing activities	488,626
Net increase (decrease) in cash and cash equivalents	19,898
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$19,898

Supplemental non cash information:
Non-cash purchase of investment	$142,135

(1) Not inclusive of non-cash purchase of investment.

(2) Proceeds from the redemption of common stock were less than $1,000.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2022

(dollar amounts in thousands, except per share data)

(unaudited)

Company # +	Industry	Type of Investment	Reference Rate and Spread				Interest Rate *	Maturity	Par Amount / Shares	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	6.00%	(Q)	7.00%	05/03/25	$5,049	$5,000	$4,973		(1)(6)
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	6.50%	(M)	8.03%	05/03/25	493	483	492		(1)(6)
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	6.00%	(Q)	7.18%	05/03/25	951	942	937		(1)(6)
Accupac, LLC	Personal Products	Delayed Draw Term Loan	N/A				N/A	01/16/26	-	-	(4)		(2)
Accupac, LLC	Personal Products	Term Loan	SOFR	+	5.50%	(Q)	7.59%	01/16/26	10,972	10,972	10,890		(1)(6)
ACP Oak Buyer, Inc.	Health Care Equipment & Supplies	Term Loan	LIBOR	+	5.25%	(Q)	7.50%	08/29/25	5,985	5,882	5,865		(1)(6)
AIM Acquisition, LLC	Aerospace & Defense	Term Loan	LIBOR	+	5.25%	(Q)	7.33%	12/02/25	11,000	10,704	10,643		(1)(6)
Air Comm Corporation LLC	Aerospace & Defense	Term Loan	LIBOR	+	5.75%	(Q)	8.63%	06/30/27	1,683	1,671	1,662		(1)(6)
Air Comm Corporation LLC	Aerospace & Defense	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	8.63%	06/30/27	1,120	1,111	1,105		(2)(6)
Air Comm Corporation LLC	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	8.63%	07/01/27	3,181	3,158	3,136		(2)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	5.54%	08/31/28	19	19	18		(2)(6)
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	5.54%	08/31/28	208	205	203		(1)(6)
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	6.07%	08/31/28	1,075	1,059	1,048		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	5.54%	08/31/28	2,571	2,533	2,507		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	5.54%	08/31/28	2,238	2,205	2,183		(1)(6)
AAMP Global Holdings, Inc.	Auto Components	Term Loan	LIBOR	+	5.75%	(Q)	8.00%	11/05/25	14,963	14,780	14,663		(1)(6)
BC Group Holdings, Inc.	Electronic Equipment, Instruments & Components	Term Loan	LIBOR	+	5.00%	(Q)	7.25%	12/21/24	6,671	6,671	6,654		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	7.17%	05/22/24	8,989	8,838	8,809		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	7.17%	05/22/24	1,983	1,950	1,943		(1)(6)
Boulder Scientific Company, LLC	Chemicals	Term Loan	LIBOR	+	4.25%	(Q)	5.25%	12/28/25	5,897	5,827	5,794		(6)
Boulder Scientific Company, LLC	Chemicals	Delayed Draw Term Loan	N/A				N/A	12/28/25	-	(2)	(18)		(2)(6)
BPC Holding III Corp.	Personal Products	Term Loan	LIBOR	+	5.00%	(Q)	7.25%	07/28/26	5,928	5,928	5,883		(1)(6)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	N/A				N/A	06/29/28	-	(14)	(7)		(2)
Castleworks Home Services Company	Commercial Services & Supplies	Term Loan	SOFR	+	5.25%	(Q)	6.87%	06/29/28	5,681	5,567	5,624		(1)(6)
Chartis Group, The	Professional Services	Term Loan	LIBOR	+	5.00%	(Q)	6.00%	05/01/25	10,972	10,812	10,780		(1)(6)
Chartis Group, The	Professional Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(Q)	6.00%	05/01/25	830	818	816		(6)
Comar Holding Company, LLC	Containers & Packaging	Term Loan	LIBOR	+	5.75%	(Q)	8.00%	06/18/24	5,903	5,875	5,844		(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	8.00%	06/18/24	1,829	1,820	1,811		(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Term Loan	LIBOR	+	5.75%	(Q)	8.00%	06/18/24	207	206	205		(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	8.00%	06/18/24	3,033	3,018	3,002		(1)(6)
Easy Ice LLC	Trading Companies & Distributors	Term Loan	LIBOR	+	5.25%	(Q)	6.75%	12/31/25	1,364	1,360	1,360		(1)(6)
Easy Ice LLC	Trading Companies & Distributors	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	8.13%	12/31/25	6,086	6,071	6,071		(1)(6)
Energy Labs Holdings Corp.	Energy Equipment & Services	Term Loan	SOFR	+	5.25%	(Q)	6.35%	04/07/28	7,799	7,683	7,682		(1)(6)
Energy Labs Holdings Corp.	Energy Equipment & Services	Delayed Draw Term Loan	N/A				N/A	04/07/28	-	-	(14)		(2)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	7.13%	12/06/25	357	354	353		(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	7.13%	12/06/25	254	252	251		(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	7.13%	12/06/25	3,058	3,028	3,020		(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	7.13%	12/06/25	1,318	1,305	1,301		(1)(6)
Green Street Intermediate Holdings, LLC	Professional Services	Term Loan	LIBOR	+	5.75%	(Q)	6.50%	08/27/26	9,829	9,660	9,608		(1)(6)
Green Street Intermediate Holdings, LLC	Professional Services	Term Loan	LIBOR	+	5.75%	(Q)	6.50%	08/27/26	1,143	1,123	1,117		(1)(6)
Heartland Veterinary Partners LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.06%	(Q)	6.75%	12/10/25	9,632	9,538	9,488		(1)
Heartland Veterinary Partners LLC	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	5.06%	(Q)	5.86%	12/10/25	1,335	1,322	1,315		(1)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	6.00%	(Q)	7.50%	05/30/24	896	885	882		(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	6.00%	(Q)	7.50%	05/30/24	5,782	5,712	5,695		(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	6.00%	(Q)	7.50%	05/30/24	832	822	820		(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	6.00%	(Q)	7.50%	05/30/24	873	862	860		(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	6.00%	(Q)	7.50%	05/30/24	1,591	1,572	1,568		(1)(6)
Integrity Marketing Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	7.83%	08/27/25	10,972	10,972	10,917		(1)(6)
KeyImpact Holdings, Inc.	Food & Staples Retailing	Term Loan	LIBOR	+	5.25%	(Q)	6.35%	06/21/26	5,985	5,941	5,895		(1)(6)
KL Bronco Acquisition, Inc.	Personal Products	Delayed Draw Term Loan	N/A				N/A	06/30/28	-	(18)	(18)		(2)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	N/A				N/A	06/30/28	-	(14)	(7)		(2)
KL Bronco Acquisition, Inc.	Personal Products	Term Loan	SOFR	+	5.75%	(Q)	7.40%	06/30/28	3,929	3,850	3,889		(1)(6)
KL Charlie Acquisition Company	Health Care Providers & Services	Term Loan	LIBOR	+	6.25%	(Q)	8.50%	12/30/26	636	623	620		(1)(6)

KL Charlie Acquisition Company	Health Care Providers & Services	Delayed Draw Term Loan	N/A				N/A	12/30/26	-	-	(141)	(2)
KL Charlie Acquisition Company	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	6.25%	(Q)	8.50%	12/30/26	2,664	2,612	2,597	(1)(6)
KNPC Holdco, LLC	Food Products	Term Loan	SOFR	+	5.75%	(Q)	7.18%	04/22/28	8,205	8,084	8,082	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Term Loan	SOFR	+	4.75%	(Q)	6.33%	05/31/26	852	840	835	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	5.88%	05/31/26	5,148	5,070	5,045	(1)(6)
Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	LIBOR	+	4.25%	(Q)	6.48%	03/04/25	5,985	5,955	5,925	(1)(6)
MWD Management, LLC	Health Care Providers & Services	Delayed Draw Term Loan	N/A				N/A	06/15/27	-	(20)	(40)	(2)
MWD Management, LLC	Health Care Providers & Services	Revolver	N/A				N/A	06/15/27	-	(10)	(10)	(2)
MWD Management, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(Q)	7.15%	06/15/27	2,500	2,450	2,450	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	7.42%	12/21/25	9,304	9,304	9,281	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	7.42%	12/21/25	1,487	1,487	1,483	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	7.42%	12/21/25	180	180	180	(1)(6)
NJEye LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	6.00%	09/14/24	7,084	7,084	7,049	(1)(6)
NJEye LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	6.47%	09/14/24	2,916	2,916	2,901	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(Q)	7.31%	05/24/27	5,234	5,183	5,182	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Term Loan	LIBOR	+	5.00%	(Q)	6.00%	05/24/27	1,123	1,112	1,112	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	LIBOR	+	6.00%	(Q)	8.25%	10/30/25	713	713	709	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	LIBOR	+	6.00%	(Q)	8.25%	10/30/25	2,921	2,921	2,878	(2)(6)
OIS Management Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	4.75%	(Q)	6.95%	07/09/26	6,290	6,213	6,196	(1)(6)
OIS Management Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	6.95%	07/09/26	3,684	3,639	3,629	(1)(6)
Org Usme Buyer, LLC	Health Care Providers & Services	Term Loan	N/A				N/A	11/24/26	-	(150)	(75)	(1)(2)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	7.45%	12/04/24	127	113	108	(2)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	7.35%	12/04/24	426	419	418	(2)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.25%	(Q)	6.88%	12/04/24	4,574	4,496	4,482	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	7.50%	05/29/25	5,627	5,627	5,598	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	7.50%	05/29/25	358	358	356	(1)(6)
Peloton Echelon LLC	Health Care Providers & Services	Term Loan	LIBOR	+	4.50%	(M)	6.17%	12/04/25	8,240	8,220	8,240	(1)(6)
Peloton Echelon LLC	Health Care Providers & Services	Term Loan	LIBOR	+	4.50%	(M)	6.17%	12/04/25	1,734	1,730	1,734	(1)(6)
Polk Acquisition Corp.	Distributors	Term Loan	SOFR	+	6.00%	(M)	7.53%	12/20/24	10,611	10,509	10,399	(1)(6)
Polk Acquisition Corp.	Distributors	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	7.53%	12/20/24	389	385	381	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	7.63%	08/31/27	7,365	7,274	7,217	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	7.63%	08/31/27	3,608	3,563	3,536	(1)(6)
Prelude Fertility, Inc	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	6.00%	12/07/23	7,858	7,655	7,701	(1)(6)
Prelude Fertility, Inc	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(Q)	6.00%	12/07/23	2,116	2,061	2,073	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.75%	(M)	7.35%	01/02/25	3,617	3,564	3,563	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.75%	(M)	7.35%	01/02/25	2,979	2,935	2,934	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.75%	(Q)	6.75%	01/02/25	4,405	4,340	4,338	(1)(6)
Q-Centrix Holdings LLC	Health Care Technology	Term Loan	LIBOR	+	4.50%	(Q)	6.07%	05/30/25	1,074	1,069	1,063	(1)(6)
Q-Centrix Holdings LLC	Health Care Technology	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	6.07%	05/30/25	4,911	4,887	4,861	(1)(6)
Race Winning Brands, Inc.	Auto Components	Term Loan	LIBOR	+	5.25%	(M)	6.92%	11/16/27	14,962	14,817	14,661	(1)(6)
Resolute Industrial, LLC	Trading Companies & Distributors	Term Loan	LIBOR	+	4.75%	(Q)	7.00%	03/07/25	10,404	10,404	10,404	(1)(6)
Resolute Industrial, LLC	Trading Companies & Distributors	Term Loan	LIBOR	+	4.75%	(Q)	7.00%	03/07/25	568	568	568	(1)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	N/A				N/A	12/30/26	-	(70)	(71)	(2)
TCP Hawker Intermediate LLC	Software	Term Loan	LIBOR	+	5.50%	(Q)	7.00%	08/28/26	6,564	6,548	6,498	(1)(6)
TCP Hawker Intermediate LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	6.50%	08/28/26	4,419	4,408	4,375	(1)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(M)	6.67%	03/30/27	1,760	1,752	1,743	(1)(6)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(M)	6.67%	03/30/27	790	786	782	(1)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(M)	6.67%	03/30/27	507	504	502	(1)(6)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(M)	6.67%	03/30/27	5,558	5,531	5,503	(6)
Trimech Acquisition Corp.	IT Services	Term Loan	SOFR	+	4.75%	(Q)	6.80%	03/10/28	8,663	8,534	8,489	(1)(6)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	LIBOR	+	6.00%	(Q)	8.88%	12/02/25	68	66	52	(2)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	LIBOR	+	6.00%	(S)	8.88%	12/02/25	1,254	1,232	1,238	(1)(6)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	LIBOR	+	6.00%	(S)	8.88%	12/02/25	1,322	1,299	1,306	(1)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	LIBOR	+	6.00%	(S)	8.88%	12/02/25	7,133	7,011	7,044	(1)(6)
United Scope LLC	Distributors	Term Loan	LIBOR	+	4.50%	(Q)	6.00%	12/01/23	11,000	10,909	10,904	(1)(6)
USN Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	7.13%	12/21/26	439	430	427	(2)(6)
USSC Acquisition Corp.	Auto Components	Term Loan	LIBOR	+	6.25%	(Q)	8.50%	09/30/27	7,151	7,098	7,026	(1)(6)
USSC Acquisition Corp.	Auto Components	Delayed Draw Term Loan	N/A				N/A	09/30/27	-	-	(7)	(2)
VG Target Holdings, LLC	Food Products	Term Loan	LIBOR	+	5.50%	(Q)	6.50%	08/02/27	5,983	5,865	5,804	(1)(6)
VG Target Holdings, LLC	Food Products	Delayed Draw Term Loan	N/A				N/A	08/02/27	-	-	(120)	(2)
VLS Environmental Solutions, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	6.50%	10/17/24	2,927	2,920	2,920	(1)(6)
VLS Environmental Solutions, LLC	Commercial Services & Supplies	Term Loan	LIBOR	+	5.50%	(Q)	6.50%	10/17/24	3,141	3,133	3,133	(1)(6)
VLS Environmental Solutions, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	6.50%	10/17/24	2,954	2,947	2,947	(1)(6)
VLS Environmental Solutions, LLC	Commercial Services & Supplies	Term Loan	LIBOR	+	5.50%	(Q)	6.50%	10/17/24	1,725	1,720	1,720	(1)(6)
VLS Environmental Solutions, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	6.50%	10/17/24	253	252	252	(1)(6)
VRC Companies, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.75%	(Q)	8.33%	06/29/27	10,174	10,024	9,945	(1)(6)

VRC Companies, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	8.38%	06/29/27	894	881	855		(2)(6)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	6.72%	11/09/27	10,000	9,951	9,900		(1)(6)
WCAS Orthopedics MSO, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(M)	6.67%	12/06/27	5,000	4,951	4,938		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	7.95%	02/27/26	1,929	1,929	1,919		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.75%	(Q)	7.95%	02/27/26	3,646	3,646	3,628		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.75%	(Q)	7.95%	02/27/26	544	544	542		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	7.42%	02/27/26	192	191	191		(6)
Zavation Medical Products, LLC	Health Care Equipment & Supplies	Term Loan	LIBOR	+	4.50%	(Q)	6.75%	06/30/27	4,987	4,938	4,900		(1)(6)
Total Senior Secured First Lien Loans										$461,448	$459,322	127.06%

Equity/Other:
KL Bronco Acquisition, Inc.	Personal Products	Equity							N/A	$500	$500		(3)
Total Equity/Other:										$500	$500	0.14%
Subtotal Non-Controlled/Non-Affiliated Investments										$461,948	$459,822	127.20%

Controlled Investments:													(+)
Senior Direct Lending Program
Senior Direct Lending Program, LLC	Investment Funds and Vehicles	Subordinated Certificates of the SDLP	LIBOR	+	8.00%	(Q)	10.26%	12/31/36	N/A	$146,147	$146,147		(4)(5)
Total Senior Direct Lending Program										$146,147	$146,147	40.43%
Subtotal Controlled Investments										$146,147	$146,147	40.43%
Total Investments, June 30, 2022										$608,095	$605,969	167.63%

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), monthly (M) or weekly (W). For each such loan, the Company has provided the interest rate in effect as of June 30, 2022.

^ Percentage is based on net assets of $361,488 as of June 30, 2022.

(+) Controlled Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(++) Negative costs, if applicable, results from unamortized fees on unfunded commitments, which are capitalized to the investment cost. The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

(1) The Company's investment or a portion thereof is pledged as collateral under the JPM Facility (See "Note 5. Borrowings").

(2) The investment has an unfunded commitment as of June 30, 2022 (See "Note 7. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2022, total qualifying assets at fair value represented 76.3% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

See accompanying notes to consolidated financial statements.

Note 1. Organization

Varagon Capital Corporation (the “Company”) was formed on July 31, 2019 as a corporation under the laws of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect, and intends to qualify annually thereafter, to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year end is December 31.

VCC Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a subsidiary of Varagon Capital Partners, L.P. (“Varagon”), which is also registered with the SEC as an investment adviser under the Advisers Act. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operation of, and provides investment advisory and management services to, the Company.

The Company’s investment objective is to generate current income with a focus on capital preservation and, to a lesser extent, capital appreciation by investing primarily in directly originated leveraged loans to U.S. middle market companies.

The Company intends to achieve its investment objective by investing primarily in senior secured loans to performing middle market companies controlled by private equity sponsors. The Company will focus on loans to middle market companies that have sustainable competitive advantages, experienced management teams, solid financial performance, stable and recurring cash flow and strong enterprise value. The Company expects that such companies and their sponsors will require financing from the Company for growth, acquisitions, recapitalizations, refinancings or leveraged buyouts, among other things. The Company generally intends to directly originate its investments as a lead lender to allow for deeper diligence, greater control over terms and structure, and superior economics.

On October 20, 2021, the Company formed a wholly owned subsidiary, VCC Equity Holdings, LLC ("VCCEH”), a Delaware limited liability company, which is taxed as a corporation for federal income tax purposes. VCCEH was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. In addition, the Company has two other wholly owned subsidiaries, VCC Funding, LLC ("VCCF"), a bankruptcy remote special purpose entity, whose assets are pledged as collateral supporting the amounts outstanding under the Company’s JPM Facility (See "Note 5. Borrowings"), and Varagon SDLP, LLC (“VSDLP”), which holds the Company’s interest in the SDLP (as defined below). VCCEH, VCCF and VSDLP are each wholly owned subsidiaries of the Company, and as such are consolidated in its consolidated financial statements from June 2, 2022, the commencement of investment operations, in accordance with the Company’s consolidation policy.

Formation Transactions

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of the Company's common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022, in connection with the Merger (as described below).

On June 2, 2022, Varagon Fund I, L.P., a Delaware limited partnership and a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act (“VF1”), merged with and into the Company (the “Merger”), with the Company continuing as the surviving entity. As a result of the Merger, the Company acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all of VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”), in exchange for shares of the Company’s common stock. Accordingly, the Company received $40.9 million in cash, $145.2 million in investments at fair value (including $0.6 million of total accumulated earnings). In addition, $191.3 million of VF1 investor commitments were converted into capital commitments to the Company (of which, $185.5 million was funded). In addition, the Company issued 18.6 million of shares of common stock at $10.00 per share to the limited partners of VF1 in exchange for the assets and liabilities of VF1. Additionally, on June 2, 2022, the Company received $296.9 million of capital commitments (of which, $175.2 million was funded) (the “Initial Closing”) and the Company issued 17.5 million shares of common stock at $10.00 per share to new investors. The Company also became the sole member of its wholly owned subsidiaries VCCF and VSDLP. On June 2, 2022, immediately prior to its election to be regulated as a BDC, the Company purchased a portfolio of existing loans for $449.4 million (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser using proceeds from the Initial Closing and borrowings under the JPM Facility pursuant to loan sale and purchase agreements. In connection with the purchase of the Initial Portfolio, the Board reviewed and approved the fair value of the Initial Portfolio based on the Adviser’s internal analysis and input from third-party valuation firms.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X and include the accounts of the Company and its consolidated subsidiaries. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the period presented. All significant intercompany balances and transactions have been eliminated.

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of June 30, 2022, the Company held $19.9 million in cash.

Organizational and Offering Expenses

Organizational and offering expenses consist of all costs and expenses, whether incurred before, on or after the date of the private placement memorandum relating to the Company’s private offering of shares of common stock (the “Offering”), pertaining to the organization and establishment of the Company (including any subsidiaries of the Company and the transactions contemplated by the Merger and the acquisition of the Initial Portfolio), including, without limitation, any related third-party legal, tax and accounting advisory fees and expenses, capital raising expenses, including printing expenses and other similar costs, fees and expenses, and regulatory, compliance, and administrative filings, and other organizational and offering expenses, but excluding the fees of Rondout Partners, LLC, the Company’s placement agent (or any successor placement agent). The Adviser elected to incur the organizational and offering expenses associated with the Company (see "Note 6. Agreements and Related Party Transactions”) and for the period from July 31, 2019 through March 29, 2022. Such organizational and offering expenses are not reimbursable by the Company.

For the period from July 31, 2019 through December 31, 2019, the Adviser incurred $46,384 of organizational and offering expenses. For the year ended December 31, 2020, the Adviser incurred $11,805 of organization costs. For the year ended December 31, 2021, the Adviser incurred $0.1 million of organizational and offering expenses. For the period of January 1, 2022 through March 29, 2022, the Adviser incurred $0.4 million of organizational and offering expenses.

For the three and six months ended June 30, 2022, the Company incurred and expensed $18,602 of organizational expenses.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual result could differ from those estimates.

Deferred Financing Costs

Deferred financing costs, incurred in connection with any revolving credit facility are presented as an asset on the Company’s Consolidated Statement of Assets and Liabilities and are deferred and amortized over the life of the respective credit facility. For more information (See "Note 5. Borrowings”).

Indemnifications

In the normal course of its business, the Company may enter into contracts that contain a variety of representations and warranties, which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, management believes the risk of loss to be remote.

Revenue Recognition

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations.

Investment Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company records amortized or accreted discounts or premiums as interest income using the effective interest method and is adjusted only for material amendments or prepayments. Dividend income, which represents dividends from equity investments and distributions from subsidiaries, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount.

PIK Interest

The Company may, from time to time, hold loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three months and six months ended June 30, 2022, the Company did not earn any PIK interest.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of June 30, 2022.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, we would be deemed to "control" a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it "controls" as "Control Investments." Under the 1940 Act, the Company would be deemed to be an "Affiliated Person" of a portfolio company if it owned between 5% and 25% of the portfolio company's outstanding voting securities or the Company was under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as "Affiliated Investments." Investments which are neither Control Investments or Affiliated Investments are referred to as "Non-Controlled/Non-Affiliated investments."

Fair Value Measurements

The Company applies fair value accounting to all of its investments in accordance with the 1940 Act and ASC Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value, sets a framework for measuring fair value, and requires certain disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. exit price). Investments are reflected on the Consolidated Statement of Assets and Liabilities at fair value, with the changes in unrealized gains and losses resulting from changes in fair value, if any, reflected on the accompanying Consolidated Statement of Operations as a change in unrealized gain (loss) on investments.

In accordance with ASC 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs applied to valuation techniques used to measure the fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining the fair value. The guidance establishes three levels of the fair value hierarchy as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities that the Company can access as of the measurement date. Valuation utilizing Level 1 inputs do not require any degree of judgment. The type of investments generally included in Level 1 are publicly-traded securities.

Level 2 – Valuations based on (i) quoted prices for similar instruments in active markets; (ii) quoted prices for which identical or similar instruments in markets that are not active that are reflective of recent market transactions; or (iii) models in which all significant inputs are observable, either directly or indirectly. The types of investments generally included in Level 2 are restricted securities listed in active markets, corporate bonds, and certain loans.

Level 3 – Valuations based on indicative quotes that do not reflect recent market transactions and models or other valuation techniques in which the inputs are unobservable and significant to the fair value measurement, which includes situations where there is little, if any, market activity for the asset or liability. The inputs used in determination of fair value require significant judgment and estimation. The types of investments generally included in Level 3 are privately held debt and equity securities.

The Company has established policies and procedures to ensure that valuation methodologies for investments that are categorized within all levels of the fair value hierarchy are fair and consistent. Valuations of the investments are reviewed and approved quarterly by the Adviser’s Valuation Committee which is responsible for establishing the valuation policies and procedures and evaluating the overall fairness and consistent application of those policies. The valuation process may include a review or analysis by an independent, third-party valuation firm. The Adviser then recommends the valuations of the Company’s investments to the Board, which approves them on behalf of the Company on a quarterly basis. The Company is subject to the valuation policies and procedures of the Adviser.

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies.

In addition, on December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act (the "New Rule") that establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The New Rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The New Rule also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. The Company will continue to review Rule 2a-5 and Rule 31a-4 and their impact on the Company and its valuation policies, and will comply with its valuation requirements on or before the SEC’s compliance date.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies. These agreements include an alternative successor rate or language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. In January 2021, the FASB issued ASU 2021-01, “Reference rate reform (Topic 848),” which expanded the scope of Topic 848. ASU 2020-04 and ASU 2021-01 are effective through December 31, 2022 when the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates, when LIBOR is no longer used. The Company does not believe the adoption of ASU 2020-04 and ASU 2021-01 will have a material impact on its consolidated financial statements and disclosures when applied.

Income Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and intends to qualify for tax treatment as a RIC annually thereafter. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. To qualify as a RIC, the Company must meet certain minimum distribution, source-of-income, and asset diversification requirements. The minimum distribution requirements applicable to the RIC require the Company to distribute at least 90% of its investment company taxable income, as defined by the Code, each year.

The Company is subject to a nondeductible 4% U.S. federal excise tax on its undistributed income, unless it timely distributes (or is deemed to have timely distributed) an amount equal to the sum of (1) 98% of ordinary income for each calendar year, (2) 98.2% of the amount by which capital gains exceeds capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year, and (3) any income and gains recognized, but not distributed, from the previous years. While the Company intends to distribute any income and capital gains to avoid imposition of this 4% U.S. federal excise tax, it may not be successful in avoiding entirely the imposition of this tax. In that case, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement.

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three and six months ended June 30, 2022, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of and through June 30, 2022.

Federal Income Taxes

The Company is subject to the U.S. federal income tax rules and filing requirements. The Company is expected to have minimal or no income subject to tax and therefore no provision has been included for taxes due. The Company intends to elect to be treated, and qualify annually thereafter, as a RIC under Subchapter M of the Code. As a result, the Company generally does not expect to be subject to U.S. federal income taxes.

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2022.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31.

The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The Company has not paid any distributions through June 30, 2022.

As of June 30, 2022, there were no differences between book and tax cost of investments or unrealized gain/loss.

Segments

The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in or can be derived from the Company’s financial statements (See "Note 3. Investments").

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2022 (dollars in thousands):

	As of June 30, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$461,448	75.9%	$459,322	75.8%
Equity/Other	500	0.1	500	0.1
Subordinated Certificates of the SDLP	146,147	24.0	146,147	24.1
Total	$608,095	100.0%	$605,969	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of June 30, 2022 (dollars in thousands):

	As of June 30, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$146,147	24.0%	$146,147	24.1%
Health Care Providers & Services	95,487	15.7	95,219	15.6
Auto Components	42,716	7.0	42,302	7.0
Commercial Services & Supplies	33,340	5.5	33,269	5.5
Aerospace & Defense	27,481	4.5	27,299	4.5
Professional Services	22,413	3.7	22,321	3.7
Distributors	21,803	3.6	21,684	3.6
Personal Products	21,218	3.5	21,133	3.5
Insurance	20,580	3.4	20,557	3.4
Electronic Equipment, Instruments & Components	18,936	3.1	18,859	3.1
Trading Companies & Distributors	18,403	3.0	18,403	3.0
Road & Rail	17,213	2.8	17,154	2.8
Health Care Technology	16,927	2.8	16,868	2.8
Software	16,941	2.8	16,827	2.8
Health Care Equipment & Supplies	15,759	2.6	15,690	2.6
Food Products	13,949	2.3	13,766	2.3
Containers & Packaging	10,919	1.8	10,862	1.8
Household Products	9,951	1.6	9,900	1.6
Diversified Consumer Services	9,929	1.6	9,881	1.6
IT Services	8,534	1.4	8,489	1.4
Energy Equipment & Services	7,683	1.3	7,668	1.3
Food & Staples Retailing	5,941	1.0	5,895	1.0
Chemicals	5,825	1.0	5,776	1.0
Total	$608,095	100.0%	$605,969	100.0%

(1) The following industry is solely comprised of the Subordinated Certificates of the SDLP. The portfolio companies in SDLP represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Senior Direct Lending Program” below.

Transactions With Controlled/Affiliated Companies

During the six months ended June 30, 2022, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2021	Purchases/(Sales) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2022	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$-	$146,147	$-	$-	$146,147	$1,635

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, a rated senior note (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of June 30, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of June 30, 2022, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion, in the aggregate, of which $206.3 million is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP (dollars in millions):

As of June 30, 2022
Total capital funded to the SDLP(1)	$4,437
Total capital funded to the SDLP by the Company(1)	$146
Total unfunded capital commitments to the SDLP(2)	$261
Total unfunded capital commitments to the SDLP by the Company(2)	$9

(1) At principal amount and is inclusive of all funding to the Subordinated Certificates and other instruments under the SDLP structure.

(2) These commitments to fund delayed draw loans have been approved by the investment committee of the SDLP and will be funded if and when conditions to funding such delayed draw loans are met.

The Subordinated Certificates pay a coupon equal to LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $146.1 million as of June 30, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of June 30, 2022. For the six months ended June 30, 2022, the Company earned interest income of $1.6 million from its investment in the Subordinated Certificates.

As of June 30, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of June 30, 2022, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio (dollars in millions):

As of June 30, 2022
Total first lien senior secured loans(1)	$4,473
Largest loan to a single borrower(1)	$380
Total of five largest loans to borrower(1)	$1,580
Number of borrowers in the SDLP	20
Commitments to fund delayed draw loans (2)	$261

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the investment committee of the SDLP.

Below is a listing of SDLP’s individual investments as of June 30, 2022 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	6.07%	8/31/2028	$172,132	$172,132	$170,411	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	5.54%	8/31/2028	35,393	35,393	35,039	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	5.54%	8/31/2028	40,647	40,647	40,241	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	5.54%	8/31/2028	25,240	25,240	24,988	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	5.54%	8/31/2028	2,305	2,305	2,305	(2)
Benecon Midco II, LLC	Insurance	Term Loan	LIBOR	+	5.25%	(Q)	7.50%	12/4/2026	172,813	172,813	172,813	(2)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	8.75%	11/21/2024	119,560	119,560	104,017	(2)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	8.75%	11/21/2024	6,580	6,580	5,725	(2)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	8.75%	11/21/2024	17,518	17,518	15,240	(2)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	8.75%	11/21/2024	4,340	4,340	3,776	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.75%	(S)	7.95%	4/2/2029	237,000	237,000	232,260	(2)
Emergency Communications Network, LLC	Software	Term Loan	LIBOR	+	7.75%	(Q)	8.75%	6/30/2024	232,506	232,433	204,605	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	LIBOR	+	6.00%	(Q)	8.25%	4/18/2023	154,372	154,318	152,829	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	LIBOR	+	5.25%	(M)	6.92%	3/28/2025	172,768	172,768	172,768
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	LIBOR	+	5.25%	(M)	6.92%	3/28/2025	4,319	4,319	4,319
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	LIBOR	+	5.25%	(M)	6.92%	3/28/2025	65,994	65,994	65,994
Harvey Tool Company, LLC	Machinery	Term Loan	LIBOR	+	5.50%	(Q)	7.75%	10/26/2027	225,024	225,024	222,774	(2)
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	7.61%	10/26/2027	9,769	9,769	9,672	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.25%	(M)	6.88%	6/8/2026	105,000	105,000	103,425	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	6.61%	6/8/2026	6,900	6,900	6,797	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	7.67%	12/10/2026	179,875	179,875	176,278	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	7.67%	12/10/2026	29,716	29,716	29,122	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	7.62%	12/10/2026	47,806	47,806	46,850	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	7.20%	12/10/2026	14,185	14,185	13,902	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	7.42%	11/13/2026	127,969	127,969	127,969	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	7.42%	11/13/2026	66,488	66,488	66,488	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	LIBOR	+	6.00%	(M)	7.67%	12/29/2026	208,574	208,574	208,574	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	7.67%	12/29/2026	62,645	62,645	62,645	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	LIBOR	+	6.00%	(Q)	8.08%	5/19/2027	31,313	31,313	30,686	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	LIBOR	+	6.00%	(Q)	8.01%	5/19/2027	186,987	186,987	183,247	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	7.50%	5/29/2025	263,379	263,379	263,379	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	7.50%	5/29/2025	76,775	76,775	76,775	(2)

Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	LIBOR	+	7.00%	(M)	8.67%	12/14/2023	62,913	62,913	62,913	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	7.63%	8/31/2027	160,006	160,006	160,006	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	7.63%	8/31/2027	11,653	11,653	11,653	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	7.63%	8/31/2027	46,612	46,612	46,612	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	7.63%	8/31/2027	41,741	41,741	41,741	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	LIBOR	+	5.50%	(Q)	7.75%	10/13/2027	200,913	200,913	196,895	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	7.75%	10/13/2027	16,307	16,307	15,981	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(Q)	8.00%	12/2/2026	209,411	209,411	209,411	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	8.00%	12/2/2026	59,223	59,223	59,223	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	8.00%	12/2/2026	24,838	24,838	24,838	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(Q)	8.00%	12/2/2026	14,775	14,775	14,775	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	7.75%	12/2/2026	4,260	4,260	4,260	(2)
Towne Holdings, Inc.	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	8.75%	(Q)	10.23%	12/31/2022	134,195	134,195	128,827	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(M)	7.17%	11/9/2027	309,237	309,237	309,237	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(M)	7.17%	11/9/2027	27,768	27,768	27,768	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	6.72%	11/9/2027	42,996	42,996	42,996	(2)
Total Investments, June 30, 2022									$4,472,740	$4,472,613	$4,393,049

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), bi-monthly (B), or monthly (M). For each such loan, the interest rate provided is the rate in effect as of June 30, 2022.

(2) Loan includes interest rate floor feature.

Below are the Consolidated Statements of Assets and Liabilities for SDLP (dollars in millions):

As of June 30, 2022
(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,473)	$4,393
Restricted cash	55
Other Assets	42
Total assets	$4,490

Senior notes	$3,151
Intermediate funding notes	117
Interest payable	30
Other liabilities	33
Total liabilities	3,331
Members' capital	1,159
Total liabilities and members' capital	$4,490

Below are the Consolidated Statements of Operations for SDLP (dollars in millions):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operation Information:
Total revenues	$77	$149
Total expenses	34	63
Net unrealized appreciation/(depreciation)	(12)	(15)
Net income/(loss)	$31	$71

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if any of its portfolio companies is considered a “significant subsidiary.” Pursuant to the definition of “significant subsidiary” applicable to investment companies set forth in Rule 1-02(w) of Regulation S-X, a portfolio company will meet the definition of “significant subsidiary” if either the investment test or the income test is triggered. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (portfolio company in which the Company owns greater than 50% of the unconsolidated subsidiary) in the Company's annual report on Form 10-K if one of the following conditions are met: (i) if the portfolio investment’s fair value exceeds 20% of the Company’s total investments fair value (the investment test); or (ii) either (A) if the income from the portfolio investment exceeds 80% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries (the income test) or (B) if the income from the portfolio investment exceeds 20% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries and have a fair value exceeding 5% of the Company’s total investment fair value (the alternate income test). If the Company has an unconsolidated majority-owned subsidiary and does not satisfy any Rule 3-09 significant subsidiary conditions during a quarter end, the Company must include a summarized income statement within the notes to the quarterly financial statements.

Rule 4-08(g) of Regulation S-X requires the Company to include summarized financial statements of any unconsolidated controlled subsidiary (portfolio company in which the Company owns greater than 25% of the voting securities of the unconsolidated subsidiary or otherwise controls the subsidiary) in the Company's annual report on Form 10-K if one of the following conditions are met: (i) if the portfolio investment’s fair value exceeds 10% of the Company’s total investments fair value (the investment test); or (ii) either (A) if the income from the portfolio investment exceeds 80% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries (the income test) or (B) if the income from the portfolio investment income exceeds 10% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries and have a fair value exceeding 5% of the Company’s total investment fair value (the alternate income test).

After performing the investment analysis and income analysis for the six months ended June 30, 2022, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the “Senior Direct Lending Program” heading above.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2022 (dollars in thousands):

	As of June 30, 2022
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$—	$459,322	$459,322
Equity/Other	—	—	500	500
Subordinated Certificates of the SDLP	—	—	146,147	146,147
Total	$—	$—	$605,969	$605,969

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022 (dollars in thousands):

	As of June 30, 2022
	Senior Secured First Lien Loans	Equity/Other	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2021	$—	$—	$—	$—
Purchases	462,175	500	146,147	608,822
Principal repayments	(840)	—	—	(840)
Net amortization of premium/discount	113	—	—	113
Net change unrealized gains/(losses)	(2,126)	—	—	(2,126)
Balance as of June 30, 2022	$459,322	$500	$146,147	$605,969
Net change unrealized gains/(losses) for investments still held as of June 30, 2022	$(2,126)	$—	$—	$(2,126)

A review of the fair value hierarchy classifications is conducted on a quarterly basis. We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2022, none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2022 (dollars in thousands):

	As of June 30. 2022
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$410,730	Income Approach (DCF)	Discount Rate	8.1% - 10.9%	9.3%
Senior Secured First Lien Term Loans	48,592	Recent Transaction	Recent Transaction	N/A	N/A
Equity/Other	500	Recent Transaction	Recent Transaction	N/A	N/A
Subordinated Certificates of the SDLP	146,147	Income Approach (DCF)	Discount Rate	11.3% - 12.3%	11.4%
Total	$605,969

(1) Unobservable inputs were weighted by the relative fair value of the investments.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

Note 5. Borrowings

As a BDC, the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage ratio requirement of 200% to 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of June 30, 2022, the Company's asset coverage ratio was 232.17%.

The Company’s outstanding debt as of June 30, 2022 was as follows (dollars in thousands):

	As of June 30, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Facility	$500,000	$273,500	$273,500	$273,500

JPM Facility

On June 2, 2022, the Company's wholly owned subsidiary, VCCF, entered into a revolving credit agreement with JPMorgan Chase Bank, National Association (the “JPM Facility”) pursuant to a Loan and Security Agreement. The JPM Facility allows VCCF to borrow up to $500 million, subject to certain leverage and borrowing base restrictions, and may potentially be expanded up to $800 million with the consent of the lenders. The JPM Facility’s reinvestment period ends on June 2, 2025 and has a termination date of June 2, 2027.

The JPM Facility bears interest at an annual rate of: (i) with respect to interest based reference rate other than a term SOFR, the reference rate plus a margin equal to 2.375% per annum; provided that, in the case of advances denominated in British Pounds, the margin shall be 2.494% per annum (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.475% per annum and (iii) with respect to interest based on a Base Rate, the Base Rate plus a margin equal to 2.475% per annum. JPMorgan Chase Bank, National Association, as the administrative agent determines the reference rate. The Company pays a fee of 0.50% per annum on the average daily committed but unused amounts under the JPM Facility during its ramp-up period (June 2, 2022 up to but not including March 2, 2023), and 0.75% thereafter.

At June 30, 2022, the carrying amount of our borrowings under the JPM Facility approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the JPM Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and six months ended June 30, 2022 (dollars in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
JPM Facility interest	$805	$805
JPM Facility unused fees	98	98
Amortization of debt issuance costs	64	64
Total interest and financing expenses related to the JPM Facility	$967	$967
Weighted average outstanding debt balance of the JPM Facility	$257,483	$257,483
Weighted average interest rate of the JPM Facility (annualized)	3.9%	3.9%

Note 6. Agreements and Related Party Transactions

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders.

Base Management Fee

Pursuant to the Investment Advisory Agreement, prior to a an initial public offering or a listing of the common stock on a national securities exchange (a “Public Listing”), the Company pays to the Adviser a fee (the “Management Fee”) for management services in an amount equal to an annual rate of 0.75% of the Company's "Adjusted Gross Assets". The Company's Adjusted Gross Assets is the average of the accreted or amortized cost basis of the Company's portfolio investments, excluding cash and cash equivalents and undrawn capital commitments at the end of the two most recently completed fiscal quarters (and, in the case of the first quarter-end following the Initial Closing, at the end of such fiscal quarter-end). The Management Fee is payable quarterly in arrears. Pursuant to the Investment Advisory Agreement, following a Public Listing, the Company will pay to the Adviser the Management Fee in an amount equal to an annual rate of 1.00% of the the Adjusted Gross Assets payable quarterly in arrears (and, in the case of the first quarter-end following a Public Listing, at the end of such fiscal quarter-end).

For the three and six months ended June 30, 2022, the Company incurred base management fees to the Adviser of $0.4 million.

As of June 30, 2022, $0.4 million was included in “management fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Income and Capital Gain Incentive Fee Calculation

Pursuant to the Investment Advisory Agreement, the Company pays to the Adviser an incentive fee consisting of two components – an incentive fee based on a percentage of net investment income and an incentive fee based on a percentage of capital gains. The two components of the incentive fee are independent of each other and therefore, one component may be payable to the Adviser even if the other component is not payable to the Adviser.

Income Incentive Fee

The first part, the income incentive fee (“Income Incentive Fee”), is calculated and payable quarterly in arrears.

Prior to a Public Listing, the amounts of Income Incentive Fee payable will be equal to:

(i)
100% of the excess of the Company’s “pre-incentive fee net investment income” (as defined below) expressed as a rate of return on the Company's net assets before taking into account any Income Incentive Fees payable during such period, for the immediately preceding quarter, over a preferred return of 1.75% per quarter (7% annualized) (“Incentive Fee Hurdle”), until the Adviser has received a “catch-up” equal to 12.5% of the pre-incentive fee net investment income for the immediately preceding quarter; and
(ii)
12.5% of all remaining pre-incentive fee net investment income above the “catch-up.”

Following a Public Listing, the amount of Income Incentive Fee payable will be equal to:

(i)
100% of the excess of the Company’s pre-incentive fee net investment income for the immediately preceding quarter, over a preferred return of 1.75% per quarter (7% annualized) (“Incentive Fee Hurdle”), until the Adviser has received a “catch-up” equal to 20% of the pre-incentive fee net investment income for the immediately preceding quarter; and
(ii)
20% of all remaining pre-incentive fee net investment income above the “catch-up.”

“Pre-incentive fee net investment income” means interest income, dividend income, accrued interest on the Subordinated Certificates, and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies accrued during the quarter, minus our operating expenses for the quarter including the Management Fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Income Incentive Fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The Income Incentive Fee for a particular quarter is subject to the Incentive Fee Cap. For periods prior to a Public Listing, the Incentive Fee Cap is equal to the difference between (x) 12.5% of the Cumulative Net Return (as defined below) from the calendar quarter then ending and the eleven preceding calendar quarters (such period the "Trailing Twelve Quarters") and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Following a Public Listing, the Incentive Fee Cap will be equal to the difference between (x) 20% of the Cumulative Net Return during the relevant Trailing Twelve Quarters and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Cumulative Net Return is defined as the sum of (a) pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation in respect of the relevant Trailing Twelve Quarters.

For the three and six months ended June 30, 2022, the Company incurred an Income Incentive Fee of $26,189.

As of June 30, 2022, $26,189 was included in “Income Incentive Fee payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Capital Gains Incentive Fee

The second part, the capital gains incentive fee (“Capital Gains Incentive Fee”), is determined and payable in arrears as of the end of each fiscal year. Prior to a Public Listing, the amount of Capital Gains Incentive Fee is equal to 12.5% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Following a Public Listing, the amount of Capital Gains Incentive Fee will be equal to 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

For the three and six months ended June 30, 2022, the Company did not incur a Capital Gains Incentive Fee.

In addition, the Adviser and its affiliates pay to the Company its allocable portion of any transaction, advisory or similar fees received in connection with the Company’s investment activities. The Adviser determines the Company’s allocable portion of such fees based on the Company’s ownership of the investment or securities related to the activity or investment, as applicable. The Adviser and its affiliates retain a portion of any transaction or transaction-related fee (including break-up fees, structuring fees, monitoring fees, commitment fees, or brokerage or underwriting compensation), advisory fees, or similar fees received in connection with the Company’s investment activities to the extent permitted by the 1940 Act, and may earn other transaction or transaction-related fees, advisory fees, or similar fees from the same transactions from sources other than the Company.

Administration Agreement

On June 2, 2022, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, Varagon (in its capacity as the administrator, the “Administrator”) (or one or more delegated service providers) furnishes the Company with office facilities, together with equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC and otherwise assists with the Company’s compliance with the rules and regulations applicable to a BDC and RIC. In addition, the Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s shareholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Administrator will charge the Company only for the actual expenses it incurs on its behalf, or its allocable portion thereof, without any profit to the Administrator.

For the three and six months ended June 30, 2022, the Company recorded administrator expenses of $0.1 million.

As of June 30, 2022, the Company had $0.1 million in administrator fees payable.

The Administrator has also entered into a sub-administration agreement with State Street Bank and Trust Company (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and administrative services to the Company, subject to the oversight of the Administrator, including preparing certain financial information, providing certain treasury services, and providing certain fund accounting services. The Company, on behalf of the Administrator, will pay the Sub-Administrator fees for its services as it determines are commercially reasonable in its sole discretion and for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions.

Expense Reimbursement Agreement

On June 2, 2022, the Company and the Adviser entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) pursuant to which the Company reimburses the Adviser or Varagon, as applicable, for any organizational and offering expenses incurred by the Company and funded by the Adviser or Varagon. The Adviser elected to incur the organizational and offering expenses associated with the Company for the period from July 31, 2019 through March 29, 2022. Such organizational and offering expenses are not reimbursable by the Company (See "Note 2. Significant Accounting Policies").

Any such reimbursement will be made during the first four fiscal quarters following the 24-month period after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended by up to an additional 18 months in the sole discretion of the Board (i.e., from 24 months to up to 42 months after the Initial Closing). For the avoidance of doubt, to the extent the Fundraising Period is extended by up to an additional 18 months in the sole discretion of the Board, the Company will reimburse the Adviser or, as applicable, Varagon, for the organizational and offering expenses incurred by the Company during the first four fiscal quarters following the extended Fundraising Period. The Company’s obligation to reimburse the Adviser or Varagon, as applicable, under the Expense Reimbursement Agreement automatically became a liability of the Company on June 2, 2022, when the Company elected to be regulated as a BDC under the 1940 Act. For the avoidance of doubt, reimbursements under the Expense Reimbursement Agreement are not conditioned on any performance threshold and are not considered a contingent liability for accounting purposes.

Placement Agent Agreement

On May 23, 2022, the Adviser entered into an agreement with Rondout Partners, LLC on behalf of the Company, pursuant to which Rondout Partners, LLC, will assist the Company in conducting the Offering.

For avoidance of doubt, the Adviser or its affiliates are solely responsible for any placement or “finder’s” fees payable to any placement agents engaged by the Adviser on behalf of the Company in connection with the Offering.

Transfer Agent Agreement

On June 2, 2022, the Company entered into a transfer agency agreement with State Street Bank and Trust Company, pursuant to which State Street Bank and Trust Company serves as the Company’s transfer agent, registrar, and disbursing agent.

Note 7. Commitments

Unfunded commitments

As of June 30, 2022, the Company had commitments under loan and financing agreements to fund up to $44.4 million to 18 portfolio companies. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2022 is shown in the table below (dollars in thousands):

As of June 30, 2022
Accupac, LLC	$564
Air Comm Corporation, LLC	415
Air Comm Corporation, LLC	31
Arrowhead Holdco Company	19
Boulder Scientific Company	1,043
Castleworks Home Services Company	676
Energy Labs Holdings Corp.	943
Fingerpaint Marketing Inc	5,645
KL Bronco Acquisition, Inc	714
KL Bronco Acquisition, Inc	1,786
MWD Management, LLC	500
MWD Management, LLC	2,000
North Haven USHC Acquisition Inc	5,845
Org Usme Buyer, LLC	7,500
Pediatric Home Respiratory Services LLC	2,373
Turbo Buyer, Inc.	1,199
SGA Dental Partners Opco, LLC	7,143
USN Opco, LLC	757
USSC Acquisition Corp.	414
VG Target Holdings, LLC	4,012
VRC Companies, LLC	834
Total	$44,413

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2022, the Company had cash of $19.9 million, available borrowings under the JPM Facility of $226.5 million, subject to borrowing base limitations, and undrawn capital commitments of $127.5 million.

Note 8. Directors Fees

The Company’s business and affairs is managed under the direction of the Board. The Board consists of four (4) members, three (3) of whom are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of the Company’s respective affiliates (the “Independent Directors”).

On March 8, 2022, the Company appointed the Independent Directors. The Independent Directors receive an annual fee of $80,000. The Independent Directors will also receive an additional fee of $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular meeting of the Board. In addition, the Independent Directors will receive an additional fee of $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each special Board meeting. The Independent Directors also will receive a fee of $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. The lead Independent Director will receive an additional annual fee of $7,500. The chair of the Company’s audit committee will receive an additional annual fee of $15,000 in lieu of fees for attending audit committee meetings. The chair of the Company’s nominating and corporate governance committee will receive an additional annual fee of $7,500 in lieu of fees for attending nominating and corporate governance committee meetings.

For the three and six months ended June 30, 2022, the Company accrued $0.1 million and $0.2 million for directors’ fees, respectively.

Note 9. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three and six months ended June 30, 2022 (dollars in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net increase (decrease) in net assets resulting from operations	$264	$183
Weighted average shares outstanding	36,130,510	36,130,510
Earnings per share (basic and diluted) (1)	$0.01	$0.01

(1) Per share data was derived by using the weighted average shares outstanding from the June 2, 2022 (commencement of investment operations) through June 30, 2022 and does not include the 100 shares issued in connection with the Company's seed audit on March 29, 2022 that were subsequently redeemed on June 2, 2022 in connection with the Merger.

Capital Activity

The Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.01 per share. The Company intends to offer and sell its shares of common stock to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”)) in a private placement in reliance on Regulation D and Regulation S, as applicable. In connection with the Fundraising Period, the Company held the Initial Closing on June 2, 2022 and entered into subscription agreements in which investors have made capital commitments to purchase shares of common stock (the “Subscription Agreements”), providing private placement of the Company’s shares of common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of common stock for $10.00 to Varagon, that were subsequently redeemed on June 2, 2022, in connection with the Merger.

As of June 30, 2022, the Company had received capital commitments totaling $488.2 million ($127.5 million remains undrawn). On June 2, 2022, the Company held the Initial Closing in connection with the Fundraising Period and entered into subscription agreements with a number of investors providing for the private placement of its shares of common stock. On June 2, 2022, the Company delivered its first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $124.9 million is from the Adviser and its affiliates, executives and employees of the Adviser, and officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022 (dollars in thousands):

Issuance Date	Shares Issued	Amount	Issuance Price per Share
June 2	36,130,510	$361,305	$10.00

Distributions and Dividend Reinvestments

Distributions to common shareholders are recorded on the ex-dividend date. We intend to elect to be treated as a RIC for U.S. federal income tax purposes under the Code and qualify for such treatment for future taxable years. The Company will be required to distribute dividends each tax year as a RIC to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment.

The Company did not make any distributions through June 30, 2022.

The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”) for shareholders. As a result, if the Board authorizes, and the Company declares, a dividend or other distribution, each shareholder that has not “opted out” of the DRIP will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

There was no common stock issued pursuant to the dividend reinvestment plan through June 30, 2022.

Note 10. Financial Highlights

The following is a schedule of financial highlights for the period from June 2, 2022 (commencement of investment operations) through June 30, 2022 (dollars in thousands, except per share data):

For the period
from June 2, 2022
(commencement of investment
operations) through
June 30, 2022
(Unaudited)
Per Share Data: (1)(2)
Net asset value, beginning of period (3)	$—
Net investment income (loss)	0.07
Net unrealized appreciation (depreciation) on investments	(0.06)
Net increase (decrease) in net assets resulting from operations	0.01
Issuance of common stock	10.00
Net asset value per share, end of period	$10.01
Number of shares outstanding, end of period	36,130,510
Total return based on net asset value (4)(5)	0.05%
Net assets attributable to shareholders, end of period	$361,488

Ratio to average net assets attributable to shareholders: (6)
Average net assets	$361,397
Total expenses (7)	6.14%
Total expenses (other than incentive fee) (7)	6.13%
Net investment income (7)	8.47%
Interest expense and credit facility fees (7)	3.37%

Ratios/Supplemental Data:
Asset coverage, end of period (8)	232.17%
Weighted-average shares outstanding (9)(10)	36,130,510
Total capital commitments, end of period	$488,208
Ratio of total contributed capital to total committed capital, end of period	73.89%
Average debt outstanding (11)	$257,483
Average debt outstanding per share	$7.13
Portfolio turnover (12)	0.18%
Year of formation	2019
(1) The per share data was derived by using the weighted average shares outstanding from the June 2, 2022 (commencement of investment operations) through June 30, 2022.

(2) Per share data for the six months ended June 30, 2022 based upon the weighted average shares outstanding from March 29, 2022 (first issuance of common stock) through June 30, 2022 were as follows: Net investment income of $0.21 per share, net unrealized loss of $0.20 per share, net increase in net assets resulting from operations of $0.01 per share and net asset value per share at the end of the period of $10.01 per share.

(3) Net asset value at the beginning of the period is adjusted to reverse the initial share issuance of 100 shares of common stock in connection with the Company's seed audit, as well as $81,049 of accrued expenses. Net asset value after the Company's seed audit was $(810.39) per share.

(4) Total return is based on the change in net asset value per common share during the year divided by the beginning net asset value for the year.

(5) Not annualized.

(6) Ratios to average net assets attributable to shareholders for the six months ended June 30, 2022 based on average net assets of $180.7 million and respective ratios as follows: Total expenses: 2.08%, total expenses (without incentive fee): 2.06%, net investment income: 2.60%, interest expense and credit facility fees: 1.08%.

(7) Annualized, except in the case of non-recurring expenses (i.e. organizational expenses).

(8) Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(9) Calculated for the period from June 2, 2022 (the commencement of investment operations) through June 30, 2022.

(10) Weighted average common shares outstanding for the six months ended June 30, 2022 was 11,146,716, calculated from March 29, 2022 (first issuance of shares of common stock) through June 30, 2022.

(11) Based on daily weighted average balance of debt outstanding during the period.

(12) Portfolio turnover calculation does not include the non-cash acquisition of the SDLP.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2022, except as disclosed below:

On July 12, 2022, pursuant to a drawdown notice dated June 27, 2022, the Company issued approximately 2,994,012 shares of common stock, for an aggregate offering price of $30.0 million at $10.02 per share.

On September 7, 2022, pursuant to a drawdown notice dated August 23, 2022, the Company issued approximately 2,362,205 shares of common stock for an aggregate offering price of $24.0 million at $10.16 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Varagon Capital Corporation. The term “Adviser” refers to VCC Advisors, LLC, our investment adviser, the term “Varagon” refers to Varagon Capital Partners, L.P., the parent company of the Adviser; and the term “Administrator” refers to Varagon Capital Partners, L.P., when acting in its capacity as our administrator.

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•
an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
such an economic downturn could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
such an economic downturn could impact availability and pricing of our financing;
•
a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•
interest rate volatility, including the decommissioning of LIBOR and the rising interest rate environments, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•
the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;
•
the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the impact of geopolitical conditions, including the ongoing conflicts between Ukraine and Russia and its impact on financial market volatility, global economic market, and various sectors, industries and markets for commodities globally;
•
changes in the financial, capital, and lending markets;
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
social, political, economic and other conditions and events (including natural disasters, epidemics, pandemics and terrorism) could adversely affect our results and the financial performance of our portfolio companies;
•
uncertainties associated with the continued impact from the COVID-19 pandemic, including its impact on our business prospects and the financial performance of our portfolio companies and their ability to achieve their respective objectives;
•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
the expected return or impact of our investments;
•
our contractual arrangements and relationships with third parties;
•
the ability of our portfolio companies to achieve their objectives;
•
competition with other entities and our affiliates for investment opportunities;
•
the speculative and illiquid nature of our investments;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the loss of key personnel;
•
the timing of cash flows, if any, from the operations of our portfolio companies;

•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser to attract and retain highly talented professionals;
•
the ability of the Adviser to adequately allocate investment opportunities among the Company and Varagon’s advisory clients;
•
any conflicts of interest posed by the structure of the management fee and incentive fee to be paid to the Adviser;
•
our ability to qualify and maintain our qualification, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and our ability to operate as a business development company (“BDC”);
•
the effect of legal, tax and regulatory changes; and
•
other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We were formed on July 31, 2019 as a corporation under the laws of Maryland. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect, and intends to qualify annually thereafter, to be treated as a RIC under the Code. The Company’s fiscal year end is December 31.

The Adviser serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a subsidiary of Varagon, which is also registered with the SEC as an investment adviser under the Advisers Act. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operation of and provides investment advisory and management services to the Company.

The Company’s investment objective is to generate current income with a focus on capital preservation and, to a lesser extent, capital appreciation by investing primarily in directly originated leveraged loans to U.S. middle market companies.

The Company intends to achieve its investment objective by investing primarily in senior secured loans to performing middle market companies controlled by private equity sponsors. The Company will focus on loans to middle market companies that have sustainable competitive advantages, experienced management teams, solid financial performance, stable and recurring cash flow and strong enterprise value. The Company expects that such companies and their sponsors will require financing from the Company for growth, acquisitions, recapitalizations, refinancings or leveraged buyouts, among other things. The Company generally expects to invest in companies with EBITDA between $10 million and $75 million annually, though we may invest in smaller or larger companies if an attractive opportunity presents itself. The Company also generally intends to directly originate its investments as a lead lender to allow for deeper diligence, greater control over terms and structure, and superior economics.

On October 20, 2021, the Company formed a wholly owned subsidiary, VCC Equity Holdings, LLC ("VCCEH”), a Delaware limited liability company, which is taxed as a corporation for federal income tax purposes. VCCEH was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. In addition, the Company has two other wholly owned subsidiaries, VCC Funding, LLC ("VCCF"), a bankruptcy remote special purpose entity, whose assets are pledged as collateral supporting the amounts outstanding under the Company’s JPM Facility (as discussed below), and Varagon SDLP, LLC (“VSDLP”), which holds the Company's interest in the SDLP. VCCEH, VCCF and VSDLP are each wholly owned subsidiaries of the Company, and as such are consolidated in its consolidated financial statements commencing from June 2, 2022, the commencement of investment operations, in accordance with the Company’s consolidation policy.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of the Company's common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022, in connection with the Merger (as described below).

On June 2, 2022, Varagon Fund I, L.P., a Delaware limited partnership and a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act (“VF1”), merged with and into the Company (the “Merger”), with the Company continuing as the surviving entity. As a result of the Merger, the Company acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all of VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”), in exchange for shares of the Company’s common stock. Accordingly, the Company received $40.9 million in cash, $145.2 million in investments at fair value (including $0.6 million of total accumulated earnings). In addition, $191.3 million of VF1 investor commitments were converted into capital commitments to the Company (of which, $185.5 million was funded). In addition, the Company issued 18.6 million of shares of common stock at $10.00 per share to the limited partners of VF1 in exchange for the assets and liabilities of VF1. Additionally, on June 2, 2022, the Company received $296.9 million of capital commitments (of which, $175.2 million was funded) (the “Initial Closing”) and the Company issued 17.5 million shares of common stock at $10.00 per share to new investors. The Company also became the sole member of its wholly owned subsidiaries VCCF and VSDLP. On June 2, 2022, immediately prior to its election to be regulated as a BDC, the Company purchased a portfolio of existing loans for $449.4 million (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser using proceeds from the Initial Closing and borrowings under the JPM Facility pursuant to loan sale and purchase agreements. In connection with the purchase of the Initial Portfolio, the Board reviewed and approved the fair value of the Initial Portfolio based on the Adviser’s internal analysis and input from third-party valuation firms.

Recent COVID-19 Developments

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

Key Components of Our Results of Operations

Investments

We focus primarily on the direct origination and syndication of loans to middle market companies domiciled in the United States.

Our level of investment activity (both the number of investments and the size of each investment) can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The historic strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from increased inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine and U.S. and China relations), and the uncertain economic outlook for the United States and globally, which could include a recession. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment, may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. Qualifying assets include investments in “eligible portfolio companies”, which, under the 1940 Act, includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million. In addition, we must be organized in the United States to qualify as a BDC.

Revenues

We plan to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. Our investment bias will be toward adjustable-rate senior secured loans. We do not anticipate a secondary market to develop for our private investments. We expect most of our investments to be in corporations, partnerships, limited liability companies or other business entities, including in investment vehicles that issue certificates to us. We may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, repayment fees, and waiver and amendment fees associated with our portfolio investments based on our pro rata ownership of the applicable term loan investment or our interest in securities (including the subordinated certificates (the Subordinated Certificates") issued by SDLP, a joint venture between the Company and Ares Capital Corporation ("ARCC")) related to an underlying investment, as applicable. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

All professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, will be provided and paid for by the Adviser and not by us. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by our administrator, Varagon (in its capacity as our administrator, the "Administrator"), in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In accordance with the terms of the Administration Agreement, overhead and other administrative expenses are generally allocated between the Administrator and us by reference to the relative time spent by personnel in performing administrative and similar functions on our behalf as compared to performing administrative functions on behalf of the Administrator, its other clients or the Adviser. To the extent personnel retained by the Administrator perform administrative tasks for the Adviser, the fees incurred with respect to the actual time dedicated to such tasks will be reimbursed by the Adviser. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•
organization and offering of the common stock, subject to the terms of the Expense Reimbursement Agreement;
•
the Company’s fees and expenses related to any of the following: (i) an initial public offering (“IPO”) or a listing of the common stock on a national securities exchange (a “Public Listing”), (ii) a sale of all or substantially all of our assets to, or other liquidity event with, an entity for consideration of either cash and/or publicly listed securities of the acquirer, which potential acquirers may include entities affiliated with Varagon, or (iii) a permanent election by the Adviser not to make new investments and to distribute proceeds of investments to shareholders as they are received, or the wind down and/or liquidation and dissolution of the Company;
•
calculating the Company’s net asset value ("NAV") (including the cost and expenses of any independent valuation firm);
•
fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for the Company and in providing administrative services, monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio investments or otherwise relating to, or associated with, evaluating and making investments;
•
fees and expenses incurred in connection with debt, if any, incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt;
•
fees and expenses related to sales and repurchases of the common stock and other securities;
•
investment advisory and management fees;
•
administration fees, if any, payable under the Administration Agreement;
•
transfer agent, sub-administrator and custodial fees;
•
expenses relating to the issue, repurchase and transfer of common stock to the extent not borne by the relevant transferring shareholders and/or assignees;
•
federal and state registration fees;
•
all costs associated with a Public Listing;
•
federal, state and local taxes and other governmental charges assessed against the Company;
•
independent directors’ fees and expenses and the costs associated with convening a meeting of the Board or any committee thereof;

•
fees and expenses and the costs associated with convening a meeting of the shareholders or holders of any preferred stock, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing;
•
costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;
•
costs of any reports, proxy statements or other notices to shareholders, including printing and mailing costs;
•
costs and expenses related to the preparation of the Company’s financial statements and tax returns;
•
the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•
direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying;
•
independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company;
•
compensation of other third-party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company;
•
Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the investments of the Company and disposing of any such investments;
•
portfolio risk management costs;
•
commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees) and other assets;
•
costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated);
•
costs of amending, restating or modifying the Company’s charter and the Company’s bylaws or the Investment Advisory Agreement, the Administration Agreement or related documents of the Company or related entities;
•
fees, costs, and expenses incurred in connection with any restructuring, IPO or reorganization of the Company or related entities, the termination, liquidation or dissolution of the Company or related entities, or the required redemption of all or substantially all outstanding common stock (including the fees and expenses associated with any such transaction);
•
the expense reimbursements set forth in the Administration Agreement; and
•
all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business, including rent and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs; while certain of these expenses may not be ascertainable at any given time, any such expenses will be subject to the approval of the Board on a quarterly basis.

Leverage

As a BDC, the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage ratio requirement of 200% to 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company may therefore be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of June 30, 2022, the Company's asset coverage ratio was 232.17%.

Portfolio and Investment Activity

As of June 30, 2022, our portfolio had a fair market value of approximately $606.0 million. The following table summarizes our portfolio and investment activity during the three and six months ended June 30, 2022 (dollars in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Investments made in new portfolio companies	$608,822	$608,822
Aggregate amount in exits and repayments	(840)	(840)
Net investment activity	$607,982	$607,982

Portfolio Companies, at beginning of period	—	—
Number of new portfolio companies	60	60
Portfolio companies, at end of period	60	60

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2022 (dollars in thousands):

	As of June 30, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$461,448	75.9%	$459,322	75.8%
Equity/Other	500	0.1	500	0.1
Subordinated Certificates of the SDLP	146,147	24.0	146,147	24.1
Total	$608,095	100.0%	$605,969	100.0%

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of June 30, 2022:

	As of June 30, 2022
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	7.4%	7.5%
Equity/Other	N/A	N/A
Subordinated Certificates of the SDLP	13.5	13.5
Total	8.9%	9.0%

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date. There can be no assurance that the weighted average yield will remain at its current level.

Portfolio Asset Quality

Our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all debt investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors.

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.
2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2”.
3	Performing debt investment requiring closer monitoring. Trends and risk factors show some deterioration.
4	Underperforming debt investment. Some loss of interest or dividend expected, but still expecting a positive return on investment. Trends and risk factors are negative.
5	Underperforming debt investment with expected loss of interest and some principal.

The weighted average risk rating of our investments based on fair value was 2.0 as of June 30, 2022.

As the COVID-19 pandemic continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. Based on current market conditions, we also have increased oversight and analysis of credits in any vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2022 (dollars in thousands):

	As of June 30 , 2022
Investment Performance Rating	Fair Value	Percentage
1	$—	—%
2	600,285	99.1
3	5,684	0.9
4	—	—
5	—	—
Total	$605,969	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2022 (dollars in thousands):

	As of June 30 , 2022
	Amortized Cost	Percentage
Performing	$607,595	100.0%
Non-Accrual	—	—
Total	$607,595	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, a rated senior note (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of June 30, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of June 30, 2022, the Company and Ares had agreed to make capital available to the SDLP totaling $1.7 billion, in the aggregate, of which $206.3 million is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP (dollars in millions):

As of June 30, 2022
Total capital funded to the SDLP(1)	$4,437
Total capital funded to the SDLP by the Company(1)	$146
Total unfunded capital commitments to the SDLP(2)	$261
Total unfunded capital commitments to the SDLP by the Company(2)	$9

(1) At principal amount and is inclusive of all funding to the Subordinated Certificates and other instruments under the SDLP structure.

(2) These commitments to fund delayed draw loans have been approved by the investment committee of the SDLP and will be funded if and when conditions to funding such delayed draw loans are met.

The Subordinated Certificates pay a coupon equal to LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $146.1 million as of June 30, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of June 30, 2022. For the six months ended June 30, 2022, the Company earned interest income of $1.6 million from its investment in the Subordinated Certificates.

As of June 30, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of June 30, 2022, none of the loans were on non-accrual status. Below is a summary of the SDLP’s portfolio (dollars in millions):

As of June 30, 2022
Total first lien senior secured loans(1)	$4,473
Largest loan to a single borrower(1)	$380
Total of five largest loans to borrower(1)	$1,580
Number of borrowers in the SDLP	20
Commitments to fund delayed draw loans (2)	$261

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the investment committee of the SDLP.

Below is a listing of SDLP’s individual investments as of June 30, 2022 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	6.07%	8/31/2028	$172,132	$172,132	$170,411	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	5.54%	8/31/2028	35,393	35,393	35,039	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	5.54%	8/31/2028	40,647	40,647	40,241	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	5.54%	8/31/2028	25,240	25,240	24,988	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	5.54%	8/31/2028	2,305	2,305	2,305	(2)
Benecon Midco II, LLC	Insurance	Term Loan	LIBOR	+	5.25%	(Q)	7.50%	12/4/2026	172,813	172,813	172,813	(2)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	8.75%	11/21/2024	119,560	119,560	104,017	(2)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	8.75%	11/21/2024	6,580	6,580	5,725	(2)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	8.75%	11/21/2024	17,518	17,518	15,240	(2)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	8.75%	11/21/2024	4,340	4,340	3,776	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.75%	(S)	7.95%	4/2/2029	237,000	237,000	232,260	(2)
Emergency Communications Network, LLC	Software	Term Loan	LIBOR	+	7.75%	(Q)	8.75%	6/30/2024	232,506	232,433	204,605	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	LIBOR	+	6.00%	(Q)	8.25%	4/18/2023	154,372	154,318	152,829	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	LIBOR	+	5.25%	(M)	6.92%	3/28/2025	172,768	172,768	172,768
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	LIBOR	+	5.25%	(M)	6.92%	3/28/2025	4,319	4,319	4,319
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	LIBOR	+	5.25%	(M)	6.92%	3/28/2025	65,994	65,994	65,994
Harvey Tool Company, LLC	Machinery	Term Loan	LIBOR	+	5.50%	(Q)	7.75%	10/26/2027	225,024	225,024	222,774	(2)
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	7.61%	10/26/2027	9,769	9,769	9,672	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.25%	(M)	6.88%	6/8/2026	105,000	105,000	103,425	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	6.61%	6/8/2026	6,900	6,900	6,797	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	7.67%	12/10/2026	179,875	179,875	176,278	(2)

Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	7.67%	12/10/2026	29,716	29,716	29,122	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	7.62%	12/10/2026	47,806	47,806	46,850	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	7.20%	12/10/2026	14,185	14,185	13,902	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	7.42%	11/13/2026	127,969	127,969	127,969	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	7.42%	11/13/2026	66,488	66,488	66,488	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	LIBOR	+	6.00%	(M)	7.67%	12/29/2026	208,574	208,574	208,574	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	7.67%	12/29/2026	62,645	62,645	62,645	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	LIBOR	+	6.00%	(Q)	8.08%	5/19/2027	31,313	31,313	30,686	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	LIBOR	+	6.00%	(Q)	8.01%	5/19/2027	186,987	186,987	183,247	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	7.50%	5/29/2025	263,379	263,379	263,379	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	7.50%	5/29/2025	76,775	76,775	76,775	(2)
Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	LIBOR	+	7.00%	(M)	8.67%	12/14/2023	62,913	62,913	62,913	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	7.63%	8/31/2027	160,006	160,006	160,006	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	7.63%	8/31/2027	11,653	11,653	11,653	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	7.63%	8/31/2027	46,612	46,612	46,612	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	7.63%	8/31/2027	41,741	41,741	41,741	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	LIBOR	+	5.50%	(Q)	7.75%	10/13/2027	200,913	200,913	196,895	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	7.75%	10/13/2027	16,307	16,307	15,981	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(Q)	8.00%	12/2/2026	209,411	209,411	209,411	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	8.00%	12/2/2026	59,223	59,223	59,223	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	8.00%	12/2/2026	24,838	24,838	24,838	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(Q)	8.00%	12/2/2026	14,775	14,775	14,775	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	7.75%	12/2/2026	4,260	4,260	4,260	(2)
Towne Holdings, Inc.	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	8.75%	(Q)	10.23%	12/31/2022	134,195	134,195	128,827	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(M)	7.17%	11/9/2027	309,237	309,237	309,237	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(M)	7.17%	11/9/2027	27,768	27,768	27,768	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	6.72%	11/9/2027	42,996	42,996	42,996	(2)
Total Investments, June 30, 2022									$4,472,740	$4,472,613	$4,393,049

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), bi-monthly (B), or monthly (M). For each such loan, the interest rate provided is the rate in effect as of June 30, 2022.

(2) Loan includes interest rate floor feature.

Below are the Consolidated Statements of Assets and Liabilities for SDLP (dollars in millions):

As of June 30, 2022
(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,473)	$4,393
Restricted cash	55
Other Assets	42
Total assets	$4,490

Senior notes	$3,151
Intermediate funding notes	117
Interest payable	30
Other liabilities	33
Total liabilities	3,331
Members' capital	1,159
Total liabilities and members' capital	$4,490

Below are the Consolidated Statements of Operations for SDLP (dollars in millions):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operation Information:
Total revenues	$77	$149
Total expenses	34	63
Net unrealized appreciation/(depreciation)	(12)	(15)
Net income/(loss)	$31	$71

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if any of its portfolio companies is considered a “significant subsidiary.” Pursuant to the definition of “significant subsidiary” applicable to investment companies set forth in Rule 1-02(w) of Regulation S-X, a portfolio company will meet the definition of “significant subsidiary” if either the investment test or the income test is triggered. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (portfolio company in which the Company owns greater than 50% of the unconsolidated subsidiary) in the Company's annual report on Form 10-K if one of the following conditions are met: (i) if the portfolio investment’s fair value exceeds 20% of the Company’s total investments fair value (the investment test); or (ii) either (A) if the income from the portfolio investment exceeds 80% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries (the income test) or (B) if the income from the portfolio investment exceeds 20% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries and have a fair value exceeding 5% of the Company’s total investment fair value (the alternate income test). If the Company has an unconsolidated majority-owned subsidiary and does not satisfy any Rule 3-09 significant subsidiary conditions during a quarter end, the Company must include a summarized income statement within the notes to the quarterly financial statements.

Rule 4-08(g) of Regulation S-X requires the Company to include summarized financial statements of any unconsolidated controlled subsidiary (portfolio company in which the Company owns greater than 25% of the voting securities of the unconsolidated subsidiary or otherwise controls the subsidiary) in the Company's annual report on Form 10-K if one of the following conditions are met: (i) if the portfolio investment’s fair value exceeds 10% of the Company’s total investments fair value (the investment test); or (ii) either (A) if the income from the portfolio investment exceeds 80% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries (the income test) or (B) if the income from the portfolio investment income exceeds 10% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries and have a fair value exceeding 5% of the Company’s total investment fair value (the alternate income test).

After performing the investment analysis and income analysis for the six months ended June 30, 2022, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the “Senior Direct Lending Program” heading above.

Results of Operations

We commenced investment operations on June 2, 2022 and therefore have no prior periods with which to compare our operating results.

Our operating results for the three and six months ended June 30, 2022 were as follows (dollars in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total investment income	$4,195	$4,195
Total expenses	1,805	1,886
Net investment income	2,390	2,309
Net change in unrealized appreciation (depreciation)	(2,126)	(2,126)
Net increase in net assets resulting from operations	$264	$183
Net investment income per share - basic and diluted	$0.07	$0.06
Net increase in net assets resulting from operations per share - basic and diluted	$0.01	$0.01

Net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

For the three months ended June 30, 2022, total investment income was $4.2 million, which was primarily attributable to the interest income from investments in our portfolio companies and, to a lesser extent, fee income.

For the six months ended June 30, 2022, total investment income was $4.2 million, which was primarily attributable to interest income from investments in our portfolio companies and, to a lesser extent, fee income.

Operating Expenses

Expenses for the three and six months ended June 30, 2022 were as follows (dollars in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Base management fees	$357	$357
Income-based incentive fees	26	26
Professional fees	220	220
Administrator expenses	93	93
Interest expenses	805	805
Credit facility fees	162	162
Directors’ fees and expenses	72	153
Organizational Expenses	19	19
Insurance expenses	41	41
Other general and administrative	10	10
Total Expenses	$1,805	$1,886

For the three and six months ended June 30, 2022 total expenses were $1.8 million and $1.9 million, respectively. For the three and six months ended June 30, 2022 management and incentive fees totaled $0.4 million and $0.4 million, respectively.

Interest and Credit Facility Fees

Interest and credit facility fees for the three and six months ended June 30, 2022 were $1.0 million and $1.0 million, respectively. All of these expenses are related to the revolving credit agreement the Company entered into with JPMorgan Chase Bank, National Association on June 2, 2022 (the “JPM Facility”).

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended June 30, 2022, we did not have any realized gains or losses on our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2022, we had $2.1 million and $2.1 million of unrealized depreciation on portfolio investments, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2022, the net increase in net assets resulting from operations was $0.3 million or $0.01 per share.

For the six months ended June 30, 2022, the net increase in net assets resulting from operations was $0.2 million or $0.01 per share.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds from drawdowns of our capital commitments to purchase shares of our common stock pursuant to our private offering of our shares (the "Offering"), (ii) cash flows from our operations, (iii) proceeds from net borrowings on the JPM Facility and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings under the JPM Facility and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies in accordance with our investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) providing capital to the SDLP through the Subordinated Certificates, (iii) the cost of operations (including paying the Adviser), (iv) debt service and other financing costs of any borrowings, (v) any cash distributions to the holders of our common stock, and (vi) general working capital purposes. We will also pay operating expenses, including advisory and administrative fees and expenses, and may pay other expenses such as due diligence expenses of potential new investments, from the net proceeds of the Offering. This “Liquidity and Capital Resources” section should be read in conjunction with “Recent COVID-19 Developments” above.

Equity

We are authorized to issue 500,000,000 shares of common stock at $0.01 par value per share.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of common stock for $10.00 to Varagon, that were subsequently redeemed on June 2, 2022 in connection with the Merger.

As of June 30, 2022, we had received capital commitments totaling $488.2 million ($127.5 million remains undrawn). On June 2, 2022, we held our Initial Closing in connection with the Fundraising Period and entered into subscription agreements with a number of investors providing for the private placement of our shares of common stock. On June 2, 2022, we delivered our first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $124.9 million is from the Adviser and its affiliates, executives and employees of the Adviser, and officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022 (dollars in thousands):

Capital Drawdown Notice Date	Date of Issuance	Number of Shares Issued	Aggregate Offering Price	Issuance Price per Share
May 20, 2022	June 2, 2022	36,130,510	$361,305	$10.00
Total		36,130,510	$361,305	$10.00

Distributions and Dividend Reinvestments

Distributions to common shareholders are recorded on the ex-dividend date. We intend to elect to be treated as a RIC for U.S. federal income tax purposes under the Code and qualify for such treatment for future taxable years. The Company will be required to distribute dividends each tax year as a RIC to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment.

The Company did not make any distributions through June 30, 2022.

With respect to distributions, we have adopted an “opt out” dividend reinvestment plan (“DRIP”) for common stockholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the DRIP will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

There was no common stock issued pursuant to the dividend reinvestment plan through June 30, 2022.

Income Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and intends to qualify for tax treatment as a RIC annually thereafter. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. To qualify as a RIC, the Company must meet certain minimum distribution, source-of-income, and asset diversification requirements. The minimum distribution requirements applicable to the RIC require the Company to distribute at least 90% of its investment company taxable income, as defined by the Code, each year.

The Company is subject to a nondeductible 4% U.S. federal excise tax on its undistributed income, unless it timely distributes (or is deemed to have timely distributed) an amount equal to the sum of (1) 98% of ordinary income for each calendar year, (2) 98.2% of the amount by which capital gains exceeds capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year, and (3) any income and gains recognized, but not distributed, from the previous years. While the Company intends to distribute any income and capital gains to avoid imposition of this 4% U.S. federal excise tax, it may not be successful in avoiding entirely the imposition of this tax. In that case, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our tax treatment as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.

Federal Income Taxes

The Company is subject to the U.S. federal income tax rules and filing requirements. The company is expected to have minimal or no income subject to tax and therefore no provision has been included for taxes due. The Company intends to elect to be treated, and qualify annually thereafter, as a RIC under Subchapter M of the Code. As a result, the Company generally does not expect to be subject to U.S. federal income taxes.

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2022.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31.

The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The Company has not paid any distributions through June 30, 2022.

As of June 30, 2022, there were no differences between book and tax cost of investments or unrealized gain/loss.

Credit Facilities

JPM Facility

On June 2, 2022, the Company's wholly owned subsidiary, VCCF, entered into the JPM Facility pursuant to a Loan and Security Agreement. The JPM Facility allows VCCF to borrow up to $500 million, subject to certain leverage and borrowing base restrictions, and may potentially be expanded up to $800 million with the consent of the lenders. The JPM Facility’s reinvestment period ends on June 2, 2025 and has a termination date of June 2, 2027.

The JPM Facility bears interest at an annual rate of: (i) with respect to interest based reference rate other than a term Secured Overnight Financing Rate (the “SOFR”), the reference rate plus a margin equal to 2.375% per annum; provided that, in the case of advances denominated in British Pounds, the margin shall be 2.494% per annum (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.475% per annum and (iii) with respect to interest based on a Base Rate, the Base Rate plus a margin equal to 2.475% per annum. JPMorgan Chase Bank, National Association, as the administrative agent determines the reference rate. The Company pays a fee of 0.50% per annum on the average daily committed but unused amounts under the JPM Facility during its ramp-up period (June 2, 2022 up to but not including March 2, 2023), and 0.75% thereafter.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and six months ended June 30, 2022 (dollars in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
JPM Facility interest	$805	$805
JPM Facility unused fees	98	98
Amortization of debt issuance costs	64	64
Total interest and financing expenses related to the JPM Facility	$967	$967
Weighted average outstanding debt balance of the JPM Facility	$257,483	$257,483
Weighted average interest rate of the JPM Facility (annualized)	3.9%	3.9%

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of June 30, 2022 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
JPM Facility	$273,500	$—	$—	$273,500	$—
Total debt obligations	$273,500	$—	$—	$273,500	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Reimbursement Agreement; and
•
the Placement Agent Agreement

For more information on the above agreements, see "Item 1. Notes to Consolidated Financial Statements - Note 6. Agreements and Related Party Transactions" for further details.

On June 15, 2020, the SEC granted an exemptive order (the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts managed and controlled by Varagon or an affiliate, subject to the satisfaction of certain conditions. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's shareholders and is consistent with its then-current investment objective and strategies. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2022, we had commitments under loan and financing agreements to fund up to $44.4 million to 18 portfolio companies. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2022 is shown in the table below (dollars in thousands):

As of June 30, 2022
Accupac, LLC	$564
Air Comm Corporation, LLC	415
Air Comm Corporation, LLC	31
Arrowhead Holdco Company	19
Boulder Scientific Company	1,043
Castleworks Home Services Company	676
Energy Labs Holdings Corp.	943
Fingerpaint Marketing Inc	5,645
KL Bronco Acquisition, Inc	714
KL Bronco Acquisition, Inc	1,786
MWD Management, LLC	500
MWD Management, LLC	2,000
North Haven USHC Acquisition Inc	5,845
Org Usme Buyer, LLC	7,500
Pediatric Home Respiratory Services LLC	2,373
Turbo Buyer, Inc.	1,199
SGA Dental Partners Opco, LLC	7,143
USN Opco, LLC	757
USSC Acquisition Corp.	414
VG Target Holdings, LLC	4,012
VRC Companies, LLC	834
Total	$44,413

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Statements of Assets and Liabilities. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.

Valuation of Portfolio Securities.

Investments are valued at the end of each calendar quarter. Most of our investments may be in loans that do not have readily ascertainable market prices. Assets that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board. In connection with that determination, portfolio company valuations will be prepared using sources, preliminary valuations obtained from independent valuation firms depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of the Adviser in the valuation process could result in a conflict of interest because the Adviser’s management fee is based in part on our gross assets.

Because fair values, and particularly fair values of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time, and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for our Shareholders to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our interests. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

NAV as of a particular date may be materially greater than or less than the value that would be realized if assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in NAV.

For more information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio see "Item 1. Notes to Consolidated Financial Statements - Note 2 Significant Accounting Policies”.

Revenue Recognition

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations.

Investment Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company records amortized or accreted discounts or premiums as interest income using the effective interest method and is adjusted only for material amendments or prepayments. Dividend income, which represents dividends from equity investments and distributions from subsidiaries, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount.

PIK Interest

The Company may, from time to time, hold loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three and six months ended June 30, 2022, the Company did not earn any PIK interest.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of June 30, 2022.

Recent Developments

On July 12, 2022, pursuant to a drawdown notice dated June 27, 2022, the Company issued approximately 2,994,012 shares of common stock, for an aggregate offering price of $30.0 million at $10.02 per share.

On September 7, 2022, pursuant to a drawdown notice dated August 23, 2022, the Company issued approximately 2,362,205 shares of common stock for an aggregate offering price of $24.0 million at $10.16 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and, interest rate risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including the impact of COVID-19 and any new variants of COVID-19; overall market changes, including an increase in market volatility; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility, including the decommissioning of LIBOR and rising interest rates. Generally, a rise in the general level of interest rates, like the current rising interest rate environment as described below, can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Conversely, a decline in the general level of interest rates can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our decreased pre-incentive fee net investment income.

In addition, we borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or any future subsidiaries have debt outstanding or financing arrangements in effect, our interest expense will increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We invest primarily in illiquid debt of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single technique for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If, in the future, we are required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Valuation Risk

We plan to invest primarily in senior secured loans but may also selectively invest in second lien and subordinated or mezzanine loans of, and equity and equity-related securities in, U.S. middle market companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates that may result in changes to our net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and may result in a general decline in value of the securities held by us. The effect of this volatility could materially impact our market risks, including risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Because we intend to fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and, since then, raised interest rates by an additional 2.00% and indicated that it would continue to raise interest rates in response to ongoing inflation concerns.

As of June 30, 2022, all income producing investments in our portfolio were at floating rates indexed to LIBOR, SOFR, or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2022, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$18,500	$8,205	$10,295
Up 200 basis points	12,300	5,470	6,830
Up 100 basis points	6,200	2,735	3,465
Down 100 basis points	(3,400)	(2,735)	(665)
Down 200 basis points	(5,100)	(5,470)	370
Down 300 basis points	(5,100)	(5,682)	582

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2022. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We, our consolidated subsidiaries, and the Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries, and the Adviser may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

As of June 30, 2022, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Registration Statement on Form 10, as amended, filed with the SEC on July 22, 2022, which is accessible on the SEC’s website at sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2019, we sold 100 shares of common stock to Varagon in exchange for $10 in seed capital in a private transaction under the exemption provided by Section 4(a)(2) of the 1933 Act.

In conjunction with the merger of VF1 with and into the Company, which occurred on June 2, 2022, we issued 18,611,509 shares of our common stock, for an aggregate purchase price of $186,115,090, to investors upon the exchange of VF1’s funded limited partnership interests. Such common stock was issued and sold in reliance upon the available exemptions from registration requirements under Section 4(a)(2) of the 1933 Act.

On June 2, 2022, pursuant to the initial drawdown notice, the Company issued 17,519,001 shares of common stock, for an aggregate offering price of $175.2 million. On July 12, 2022, pursuant to a drawdown notice dated June 27, 2022, the Company issued approximately 2,994,012 shares of common stock, for an aggregate offering price of $30.0 million. On September 7, 2022, pursuant to a drawdown notice dated August 23, 2022, the Company issued approximately 2,362,205 shares of common stock, for an aggregate offering price of $24.0 million.

Each sale of common stock was made pursuant to the Subscription Agreements. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis. The issuance and sale of Shares are exempt from the registration requirements of the 1933 Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 7, 2022, pursuant to a drawdown notice dated August 23, 2022, Varagon Capital Corporation (the “Company”) issued approximately 2,362,205 shares of the Company’s common stock (the “Shares”), par value $0.01 per Share, for an aggregate offering price of $24.0 million. The sale of Shares was made pursuant to subscription agreements entered into by the Company, on the one hand, and each investor in the Company, on the other hand. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis.

The issuance and sale of Shares are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (2)
3.2	Amended and Restated Bylaws (1)
3.3	Article of Merger of the Company (2)
4.4	Form of Subscription Agreement (3)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed here within.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on May 27, 2022.
(2)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form 10 filed on July 15, 2022.
(3)	Incorporated by reference to the Registrant’s Amendment No.2 to the Registration Statement on Form 10 filed on July 22, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: September 7, 2022	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer