Form 10-Q
period 2022-09-30
Varagon Capital Corp
filed 2022-11-14
CIK 1784700

$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 814-01538

VARAGON CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	30-1206578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
151 West 42nd Street, 53rd Floor New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 235-2600

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, the registrant had 41,486,727 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

As of
September 30, 2022
ASSETS	(Unaudited)
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $497,946)	$493,006
Controlled investments, at fair value (amortized cost of $160,139)	160,139
Total investments, at fair value (amortized cost of $658,085)	653,145
Cash	32,272
Interest receivable	8,660
Deferred financing costs	3,776
Prepaid expenses	907
Other assets	197
Total assets	$698,957

LIABILITIES
Revolving credit facility payable (Note 5)	$270,500
Interest and credit facility fees payable	3,426
Base management fees payable (Note 6)	1,197
Income-based incentive fees payable (Note 6)	830
Administrator expenses payable	340
Directors' fees payable	74
Due to affiliates	727
Accounts payable and accrued expenses	564
Total liabilities	277,658

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,486,727 shares issued and outstanding	415
Paid-in capital in excess of par value	414,890
Total accumulated earnings (loss)	5,994
Total net assets	$421,299
NET ASSETS PER SHARE	$10.16

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

	For the three months ended	For the nine months ended
	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$10,215	$12,740
Fee income	35	70
Total investment income from non-controlled/non-affiliated investments	10,250	12,810
From controlled investments:
Interest income	5,270	6,905
Total investment income from controlled investments	5,270	6,905
Total investment income	15,520	19,715

Expenses:
Base management fees (Note 6)	$1,197	$1,554
Income-based incentive fees (Note 6)	830	856
Professional fees	477	697
Administrator expenses	340	433
Interest expenses (Note 5)	3,238	4,043
Credit facility fees (Note 5)	487	649
Directors’ fees and expenses	88	241
Organizational expenses	81	100
Insurance expenses	100	141
Other general and administrative expenses	57	67
Total expenses	6,895	8,781
Net investment income (loss)	8,625	10,934

Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(2,814)	(4,940)
Net change in unrealized appreciation (depreciation) on investments	(2,814)	(4,940)
Net increase (decrease) in net assets resulting from operations	$5,811	$5,994

Weighted average shares outstanding	39,382,770	38,603,302
Net investment income per share (basic and diluted) (1)	$0.22	$0.28
Earnings per share (basic and diluted) (1)	$0.15	$0.16

(1) Per share data was derived by using the weighted average shares outstanding from the June 2, 2022 (commencement of investment operations) through September 30, 2022 and does not include the 100 shares issued in connection with the Company's seed audit on March 29, 2022 that were subsequently redeemed on June 2, 2022 in connection with the merger of Varagon Fund I, L.P. with and into the Company, with the Company as the surviving entity in the merger.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Total Accumulated	Total
For the three months ended September 30, 2022	Shares	Par Amount (1)	Excess of Par Value(1)	earnings (loss)	Net Assets
Balance at June 30, 2022	36,130,510	$361	$360,944	$183	$361,488
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	8,625	8,625
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,814)	(2,814)
Capital transactions:
Issuance of common stock	5,356,217	54	53,946	—	54,000
Redemption of common stock	—	—	—	—	—
Total increase (decrease) for the period ended September 30, 2022	5,356,217	54	53,946	5,811	59,811
Balance at September 30, 2022	41,486,727	$415	$414,890	$5,994	$421,299

	Common Stock		Paid in Capital in	Accumulated	Total
For the nine months ended September 30, 2022	Shares	Par Amount (1)	Excess of Par (1)	earnings (loss)	Net Assets
Balance at December 31, 2021	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,934	10,934
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,940)	(4,940)
Capital transactions:
Issuance of common stock	41,486,827	415	414,890	—	415,305
Redemption of common stock	(100)	—	—	—	—
Total increase (decrease) for the period ended September 30, 2022	41,486,727	415	414,890	5,994	421,299
Balance at September 30, 2022	41,486,727	$415	$414,890	$5,994	$421,299

(1) Amount is less than $1,000.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

For the nine months ended
September 30, 2022
(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,994
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments (1)	(542,481)
Investment increases due to payment-in-kind interest (2)	—
Repayments of investments	27,061
Net change in unrealized (appreciation) depreciation on investments	4,940
Net amortization (accretion) on investments	(530)
Amortization of deferred financing costs	268
Changes in operating assets:
Interest receivable	(8,660)
Prepaid expenses	(907)
Other assets	(197)
Changes in operating liabilities:
Interest and credit facility fees payable	3,426
Base management fees payable	1,197
Income-based incentive fees payable	830
Administrator expenses payable	340
Directors' fees payable	74
Due to affiliates	727
Accounts payable and accrued expenses	564
Net cash provided by (used in) operating activities	(507,354)

Cash flows from financing activities:
Proceeds from issuance of common stock (1)	273,170
Redemption of common stock (2)	—
Borrowings on debt	280,500
Repayments of debt	(10,000)
Financing costs paid	(4,044)
Net cash provided by (used in) financing activities	539,626
Net increase (decrease) in cash	32,272
Cash, beginning of period	—
Cash, end of period	$32,272

Supplemental cash information:
Cash paid during the period for interest	$998
Supplemental non cash information:
Non-cash purchase of investment	$142,135

(1) Not inclusive of non-cash purchase of investment.

(2) Amount is less than $1,000.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2022

(dollar amounts in thousands, except per share data)

(unaudited)

Company # +	Industry	Type of Investment	Reference Rate and Spread				Interest Rate *	Maturity	Par Amount / Shares	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	6.00%	(Q)	8.23%	05/03/25	5,036	4,991	4,935		(1)(6)
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	6.50%	(Q)	9.23%	05/03/25	247	242	245		(1)(6)
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	6.00%	(Q)	8.73%	05/03/25	949	940	930		(1)(6)
AAMP Global Holdings, Inc.	Auto Components	Term Loan	LIBOR	+	5.75%	(Q)	9.42%	11/05/25	14,925	14,756	14,515		(1)(6)
Accupac, LLC	Personal Products	Delayed Draw Term Loan	N/A				N/A	01/16/26	-	-	(8)		(2)
Accupac, LLC	Personal Products	Term Loan	SOFR	+	5.50%	(Q)	9.12%	01/16/26	10,944	10,944	10,780		(1)(6)
ACP Oak Buyer, Inc.	Health Care Equipment & Supplies	Term Loan	LIBOR	+	5.25%	(Q)	8.92%	08/29/25	5,969	5,875	5,820		(1)(6)
ADPD Holdings, LLC.	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(Q)	8.86%	08/16/28	56	55	55		(1)(6)
ADPD Holdings, LLC.	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(Q)	8.86%	08/16/28	9	8	9		(6)
ADPD Holdings, LLC.	Diversified Consumer Services	Revolver	SOFR	+	6.00%	(Q)	8.86%	08/16/28	2	2	2		(2)(6)
ADPD Holdings, LLC.	Diversified Consumer Services	Delayed Draw Term Loan	N/A				N/A	08/16/28	-	-	-		(2)
ADPD Holdings, LLC.	Diversified Consumer Services	Delayed Draw Term Loan	N/A				N/A	08/16/28	-	-	-		(2)
ADPD Holdings, LLC.	Diversified Consumer Services	Delayed Draw Term Loan	N/A				N/A	08/16/28	-	-	-		(2)
Adviser Investments, LLC	Capital Markets	Term Loan	SOFR	+	4.50%	(Q)	7.40%	08/31/28	38	38	38		(1)(6)
Adviser Investments, LLC	Capital Markets	Revolver	N/A				N/A	08/31/28	-	-	-		(2)
Adviser Investments, LLC	Capital Markets	Delayed Draw Term Loan	N/A				N/A	08/31/28	-	(1)	(1)		(2)
AIM Acquisition, LLC	Aerospace & Defense	Term Loan	LIBOR	+	5.25%	(Q)	7.33%	12/02/25	11,000	10,725	10,587		(1)(6)
Air Comm Corporation, LLC	Aerospace & Defense	Term Loan	LIBOR	+	5.50%	(Q)	8.38%	07/01/27	1,679	1,667	1,645		(1)(6)
Air Comm Corporation, LLC	Aerospace & Defense	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	8.38%	07/01/27	1,117	1,109	1,094		(1)(6)
Air Comm Corporation, LLC	Aerospace & Defense	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	8.44%	07/01/27	31	31	30		(1)(6)
Air Comm Corporation, LLC	Aerospace & Defense	Delayed Draw Term Loan	LIBOR	+	5.50%	(M)	8.44%	07/01/27	415	412	407		(1)(6)
Air Comm Corporation, LLC	Aerospace & Defense	Delayed Draw Term Loan	LIBOR	+	5.50%	(M)	8.38%	07/01/27	3,172	3,149	3,109		(1)(6)
Alta Buyer, LLC	IT Services	Term Loan	SOFR	+	6.00%	(Q)	9.70%	12/21/27	100	97	98		(1)(6)
Any Hour, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	8.16%	07/21/27	1,563	1,520	1,498		(2)(6)
Any Hour, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	8.41%	07/21/27	2,502	2,434	2,399		(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	7.24%	08/31/28	19	19	18		(2)(6)
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	7.24%	08/31/28	208	205	200		(1)(6)
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	7.57%	08/31/28	1,072	1,057	1,035		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	7.24%	08/31/28	2,564	2,528	2,475		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	7.24%	08/31/28	2,233	2,201	2,155		(1)(6)
Barnet Products LLC	Personal Products	Term Loan	LIBOR	+	5.25%	(Q)	8.92%	07/28/26	3,403	3,403	3,352		(1)(6)
Barnet Products LLC	Personal Products	Term Loan	LIBOR	+	5.25%	(Q)	8.92%	07/28/26	2,510	2,510	2,472		(1)(6)
BC Group Holdings, Inc.	Electronic Equipment, Instruments & Components	Term Loan	LIBOR	+	5.00%	(Q)	8.67%	12/21/24	7,463	7,459	7,407		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	8.63%	05/22/24	8,966	8,835	8,831		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	8.66%	05/22/24	1,102	1,086	1,086		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	8.63%	05/22/24	563	554	554		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	8.62%	05/22/24	313	309	308		(1)(6)
Boulder Scientific Company, LLC	Chemicals	Delayed Draw Term Loan	N/A				N/A	12/28/25	-	(2)	(18)		(1)(2)
Boulder Scientific Company, LLC	Chemicals	Delayed Draw Term Loan	LIBOR	+	4.25%	(Q)	6.53%	12/28/25	5,214	5,157	5,122		(1)(6)
Boulder Scientific Company, LLC	Chemicals	Delayed Draw Term Loan	LIBOR	+	4.25%	(Q)	6.53%	12/28/25	326	322	320		(6)
Boulder Scientific Company, LLC	Chemicals	Delayed Draw Term Loan	LIBOR	+	4.25%	(Q)	6.60%	12/28/25	322	318	316		(1)(6)
Boulder Scientific Company, LLC	Chemicals	Delayed Draw Term Loan	LIBOR	+	4.25%	(Q)	6.60%	12/28/25	19	19	19		(6)
BRG Acquisition Co., LLC	Health Care Technology	Term Loan	SOFR	+	5.50%	(M)	9.20%	07/26/28	6,900	6,766	6,831		(1)(6)
BRG Acquisition Co., LLC	Health Care Technology	Revolver	N/A				N/A	07/26/28	-	(12)	(6)		(2)
Cadent, LLC	Media	Term Loan	LIBOR	+	6.50%	(Q)	10.17%	09/11/25	3,535	3,449	3,429		(1)(6)
Cadent, LLC	Media	Term Loan	LIBOR	+	6.50%	(Q)	8.98%	09/11/25	3,774	3,682	3,661		(1)(6)
Cadent, LLC	Media	Revolver	N/A				N/A	09/11/25	-	(5)	(5)		(2)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	PRIME	+	4.25%	(Q)	10.50%	06/29/28	162	155	155		(2)(6)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	SOFR	+	5.25%	(M)	8.43%	06/29/28	135	129	129		(6)
Castleworks Home Services Company	Commercial Services & Supplies	Term Loan	SOFR	+	5.25%	(M)	7.98%	06/29/28	5,667	5,558	5,553		(1)(6)
The Chartis Group, LLC	Professional Services	Term Loan	LIBOR	+	5.25%	(Q)	6.25%	05/01/25	10,944	10,798	10,697		(1)(6)
The Chartis Group, LLC	Professional Services	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	7.79%	05/01/25	828	817	809		(6)
Comar Holding Company, LLC	Containers & Packaging	Term Loan	LIBOR	+	5.75%	(Q)	9.42%	06/18/24	5,888	5,863	5,785		(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	9.42%	06/18/24	1,824	1,816	1,792		(1)(6)

Comar Holding Company, LLC	Containers & Packaging	Term Loan	LIBOR	+	5.75%	(Q)	9.42%	06/18/24	207	206	203	(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	9.42%	06/18/24	3,025	3,012	2,972	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Term Loan	LIBOR	+	4.75%	(S)	8.92%	12/31/25	1,360	1,357	1,346	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Delayed Draw Term Loan	LIBOR	+	4.75%	(Q)	7.83%	12/31/25	3,966	3,957	3,926	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Delayed Draw Term Loan	LIBOR	+	4.75%	(Q)	8.28%	12/31/25	2,105	2,100	2,084	(1)(6)
Energy Labs Holdings Corp.	Energy Equipment & Services	Term Loan	SOFR	+	5.25%	(Q)	7.46%	04/07/28	7,779	7,669	7,585	(1)(6)
Energy Labs Holdings Corp.	Energy Equipment & Services	Delayed Draw Term Loan	N/A				N/A	04/07/28	-	-	(24)	(2)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	8.63%	12/06/25	356	353	352	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	8.63%	12/06/25	254	251	251	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	8.63%	12/06/25	3,050	3,022	3,012	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	8.63%	12/06/25	1,315	1,303	1,298	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	6.00%	(S)	10.00%	12/06/25	10	10	10	(1)(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Revolver	SOFR	+	6.50%	(M)	9.15%	07/14/28	256	251	254	(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Term Loan	SOFR	+	6.50%	(M)	9.13%	07/14/28	6,103	5,986	6,042	(1)(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.31%	07/14/28	262	254	256	(2)(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	8.91%	07/14/28	85	83	84	(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	8.92%	07/14/28	69	67	67	(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	8.91%	07/14/28	65	63	64	(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	8.99%	07/14/28	44	42	43	(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	9.13%	07/14/28	30	29	29	(6)
Eye Health America, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(M)	8.55%	07/26/28	4,200	4,129	4,163	(1)(6)
Eye Health America, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.55%	07/26/28	750	718	726	(2)(6)
Eye Health America, LLC	Health Care Providers & Services	Revolver	N/A				N/A	07/26/28	-	(10)	(5)	(2)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Term Loan	LIBOR	+	6.25%	(Q)	9.92%	12/30/26	634	622	614	(1)(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	6.25%	(Q)	9.92%	12/30/26	619	613	436	(2)(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	6.25%	(Q)	9.92%	12/30/26	2,657	2,608	2,571	(1)(6)
Green Street Parent, LLC	Professional Services	Term Loan	LIBOR	+	5.50%	(M)	8.62%	08/27/26	9,804	9,646	9,804	(1)(6)
Green Street Parent, LLC	Professional Services	Term Loan	LIBOR	+	5.50%	(M)	8.62%	08/27/26	1,140	1,121	1,140	(1)(6)
Heartland Veterinary Partners, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.06%	(Q)	8.34%	12/10/26	9,604	9,517	9,388	(1)
Heartland Veterinary Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	5.06%	(Q)	8.11%	12/10/26	1,331	1,319	1,301	(1)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.50%	(Q)	9.17%	05/30/24	893	884	882	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.50%	(Q)	9.17%	05/30/24	5,767	5,706	5,695	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.50%	(Q)	9.17%	05/30/24	830	822	820	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.50%	(Q)	9.17%	05/30/24	870	861	860	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.50%	(Q)	9.17%	05/30/24	1,587	1,571	1,567	(1)(6)
Integrity Marketing Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(S)	9.28%	08/27/25	7,721	7,721	7,643	(1)(6)
Integrity Marketing Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(S)	7.83%	08/27/25	3,223	3,223	3,191	(1)(6)
JTM Foods, LLC	Food Products	Revolver	N/A				N/A	05/14/27	-	(1)	(1)	(2)
JTM Foods, LLC	Food Products	Term Loan	LIBOR	+	5.25%	(Q)	8.89%	05/14/27	71	69	68	(1)(6)
KeyImpact Holdings, Inc.	Food & Staples Retailing	Term Loan	LIBOR	+	4.75%	(Q)	7.48%	06/21/26	5,726	5,686	5,611	(1)(6)
KL Bronco Acquisition, Inc.	Personal Products	Delayed Draw Term Loan	N/A				N/A	06/30/28	-	(17)	(36)	(2)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.25%	(M)	8.38%	06/30/28	71	58	57	(2)(6)
KL Bronco Acquisition, Inc.	Personal Products	Term Loan	SOFR	+	5.25%	(Q)	8.38%	06/30/28	3,929	3,853	3,850	(1)(6)
KNPC Holdco, LLC	Food Products	Term Loan	SOFR	+	5.50%	(Q)	6.93%	04/22/28	8,185	8,069	7,980	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Term Loan	SOFR	+	4.75%	(M)	7.38%	05/31/26	850	838	827	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	6.98%	05/31/26	2,835	2,796	2,757	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	7.77%	05/31/26	2,300	2,268	2,237	(1)(6)
M&D Midco, Inc.	Auto Components	Delayed Draw Term Loan	N/A				N/A	08/31/28	-	-	-	(2)
M&D Midco, Inc.	Auto Components	Revolver	SOFR	+	6.00%	(Q)	9.05%	08/31/28	1	1	1	(2)(6)
M&D Midco, Inc.	Auto Components	Term Loan	SOFR	+	6.00%	(Q)	9.05%	08/31/28	66	64	64	(1)(6)
MDI Buyer, Inc.	Chemicals	Delayed Draw Term Loan	N/A				N/A	07/25/28	-	-	-	(2)
MDI Buyer, Inc.	Chemicals	Revolver	N/A				N/A	07/25/28	-	-	-	(2)
MDI Buyer, Inc.	Chemicals	Term Loan	SOFR	+	6.00%	(Q)	8.98%	07/25/28	66	65	65	(1)(6)
Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	4.88%	(Q)	8.58%	03/04/25	5,969	5,943	5,880	(1)(6)
Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(Q)	8.67%	03/04/25	10	10	10	(1)(6)
MWD Management, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	7.73%	06/15/27	2,000	1,981	1,945	(6)
MWD Management, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.00%	(Q)	8.65%	06/15/27	100	91	86	(2)(6)
MWD Management, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(Q)	7.15%	06/15/27	2,500	2,453	2,431	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	8.87%	12/21/25	9,280	9,280	9,164	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	8.87%	12/21/25	1,483	1,483	1,464	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	8.87%	12/21/25	180	180	178	(1)(6)
NJEye, LLC	Health Care Providers & Services	Term Loan	SOFR	+	4.75%	(Q)	7.63%	09/14/24	7,084	7,084	7,013	(1)(6)
NJEye, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	4.75%	(S)	6.22%	09/14/24	929	929	920	(1)(6)
NJEye, LLC	Health Care Providers & Services	Term Loan	SOFR	+	4.75%	(Q)	7.63%	09/14/24	241	241	238	(1)(6)
NJEye, LLC	Health Care Providers & Services	Term Loan	SOFR	+	4.75%	(Q)	7.75%	09/14/24	216	216	214	(1)(6)

NJEye, LLC	Health Care Providers & Services	Term Loan	SOFR	+	4.75%	(Q)	7.63%	09/14/24	1,530	1,530	1,515	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(Q)	8.51%	05/24/27	5,221	5,172	5,156	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Term Loan	LIBOR	+	5.00%	(Q)	7.07%	05/24/27	1,120	1,109	1,106	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.15%	10/30/25	512	512	504	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.15%	10/30/25	199	199	196	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	9.14%	10/30/25	5,845	5,812	5,757	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.15%	10/30/25	2,914	2,898	2,870	(1)(6)
OIS Management Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(Q)	9.45%	07/09/26	6,275	6,202	6,275	(1)(6)
OIS Management Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.45%	07/09/26	3,675	3,633	3,675	(1)(6)
Oliver Packaging, LLC	Containers & Packaging	Term Loan	SOFR	+	5.00%	(Q)	8.70%	07/06/28	4,024	3,956	3,984	(1)(6)
Oliver Packaging, LLC	Containers & Packaging	Revolver	N/A				N/A	07/06/28	-	(10)	(6)	(2)
ORG USME Buyer, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(Q)	9.45%	11/24/26	7,481	7,337	7,350	(1)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	8.88%	12/04/24	371	365	361	(1)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	8.88%	12/04/24	56	55	54	(1)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	9.43%	12/04/24	976	962	939	(2)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(Q)	8.88%	12/04/24	4,574	4,504	4,459	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	8.92%	05/29/25	5,612	5,612	5,556	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	8.92%	05/29/25	357	357	353	(1)(6)
Polk Acquisition Corp.	Distributors	Term Loan	SOFR	+	6.00%	(M)	9.03%	12/20/24	10,248	10,158	9,915	(1)(6)
Polk Acquisition Corp.	Distributors	Term Loan	SOFR	+	6.00%	(M)	9.03%	12/20/24	333	330	322	(1)(6)
Polk Acquisition Corp.	Distributors	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	9.03%	12/20/24	376	373	364	(1)(6)
Polk Acquisition Corp.	Distributors	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	9.03%	12/20/24	12	12	12	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	9.13%	08/31/27	7,346	7,259	7,144	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	9.13%	08/31/27	3,599	3,556	3,500	(1)(6)
Prelude Fertility, Inc.	Health Care Providers & Services	Term Loan	SOFR	+	7.00%	(Q)	9.73%	12/07/23	7,858	7,690	7,760	(1)(6)
Prelude Fertility, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	9.73%	12/07/23	2,116	2,064	2,089	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.75%	(M)	8.80%	01/02/25	3,617	3,569	3,563	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.75%	(M)	8.80%	01/02/25	2,979	2,940	2,934	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.75%	(M)	8.87%	01/02/25	4,405	4,347	4,338	(1)(6)
Project Leopard Holdings, Inc.	Software	Term Loan	SOFR	+	5.25%	(S)	7.83%	07/20/29	100	93	89	(1)(6)(7)
Q-Centrix, LLC	Health Care Technology	Term Loan	LIBOR	+	4.50%	(Q)	7.57%	05/30/25	1,071	1,067	1,055	(1)(6)
Q-Centrix, LLC	Health Care Technology	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	7.57%	05/30/25	4,898	4,876	4,825	(1)(6)
Race Winning Brands, Inc.	Auto Components	Term Loan	LIBOR	+	5.25%	(M)	8.37%	11/16/27	14,925	14,784	14,514	(1)(6)
Resolute Buyer, LLC	Trading Companies & Distributors	Term Loan	LIBOR	+	4.75%	(Q)	8.42%	03/07/25	10,377	10,377	10,325	(1)(6)
Resolute Buyer, LLC	Trading Companies & Distributors	Term Loan	LIBOR	+	4.75%	(Q)	8.42%	03/07/25	567	567	564	(1)(6)
RFI Buyer, Inc.	Commercial Services & Supplies	Revolver	N/A				N/A	08/05/28	-	-	-	(2)
RFI Buyer, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	N/A				N/A	08/05/28	-	-	-	(2)
RFI Buyer, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	4.75%	(Q)	7.44%	08/05/28	59	58	58	(1)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	9.42%	12/30/26	211	185	167	(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	8.86%	12/30/26	129	113	102	(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	9.76%	12/30/26	121	107	96	(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	9.28%	12/30/26	61	53	48	(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	9.81%	12/30/26	43	38	34	(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	9.60%	12/30/26	32	28	25	(6)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(Q)	7.71%	09/01/28	54	53	53	(1)(6)
Techmer BB Bidco, LLC	Chemicals	Delayed Draw Term Loan	N/A				N/A	09/01/28	-	-	-	(2)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(Q)	7.71%	09/01/28	1	-	1	(2)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(M)	8.12%	03/30/27	1,756	1,748	1,725	(1)(6)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(M)	8.12%	03/30/27	788	784	774	(1)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(M)	8.12%	03/30/27	505	503	497	(1)(6)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(M)	8.12%	03/30/27	5,544	5,518	5,447	(1)(6)
TimeClock Plus, LLC	Software	Term Loan	LIBOR	+	5.50%	(Q)	9.18%	08/28/26	6,547	6,532	6,433	(1)(6)
TimeClock Plus, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	9.18%	08/28/26	4,397	4,387	4,320	(1)(6)
Trimech Acquisition Corp.	IT Services	Term Loan	SOFR	+	4.75%	(Q)	8.45%	03/10/28	8,641	8,518	8,382	(1)(6)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	LIBOR	+	6.00%	(S)	8.88%	12/02/25	67	66	45	(2)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	LIBOR	+	6.00%	(S)	8.88%	12/02/25	1,251	1,231	1,229	(1)(6)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	LIBOR	+	6.00%	(S)	8.88%	12/02/25	1,319	1,298	1,296	(1)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	LIBOR	+	6.00%	(S)	8.88%	12/02/25	7,115	7,002	6,990	(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	8.77%	07/15/28	869	845	819	(2)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(M)	8.60%	07/15/28	5,000	5,000	4,900	(1)(6)
United Scope LLC	Distributors	Term Loan	SOFR	+	5.00%	(Q)	9.23%	12/01/25	11,000	10,925	10,752	(1)(6)
USN Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	8.56%	12/21/26	488	480	467	(2)(6)
USN Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	8.86%	12/21/26	50	49	48	(6)
USSC Acquisition Corp.	Auto Components	Term Loan	LIBOR	+	6.25%	(Q)	9.92%	09/30/27	7,133	7,083	6,955	(1)(6)

USSC Acquisition Corp.	Auto Components	Delayed Draw Term Loan	N/A				N/A	09/30/27	-	-	(10)		(2)
VG Target Holdings, LLC	Food Products	Term Loan	LIBOR	+	5.50%	(Q)	7.85% (0.50% PIK)	08/02/27	5,968	5,856	5,640		(1)(6)
VRC Companies, LLC	Commercial Services & Supplies	Term Loan	LIBOR	+	5.50%	(Q)	8.38%	06/29/27	10,149	10,006	9,819		(1)(6)
VRC Companies, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	9.17%	06/29/27	892	886	863		(6)
VRC Companies, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	8.56%	06/29/27	834	828	807		(6)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	8.56%	11/09/27	9,975	9,928	9,775		(1)(6)
Wildcat BuyerCo, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.45%	02/27/26	1,924	1,924	1,904		(1)(6)
Wildcat BuyerCo, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.75%	(Q)	9.45%	02/27/26	3,637	3,637	3,600		(1)(6)
Wildcat BuyerCo, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.75%	(Q)	9.45%	02/27/26	543	543	537		(1)(6)
Wildcat BuyerCo, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.45%	02/27/26	192	190	190		(6)
Zavation Medical Products, LLC	Health Care Equipment & Supplies	Term Loan	LIBOR	+	4.50%	(Q)	8.17%	06/30/27	4,975	4,928	4,826		(1)(6)
Total Senior Secured First Lien Loans										$494,313	$489,373	116.16%

Equity/Other:
BRG Group Holdings, LLC	Health Care Technology	Class A Units							500,000	$500	$500		(3)
FS NU Investors, L.P.	Diversified Consumer Services	Class A Units							500,000	500	500		(3)
Gridiron Capital Fund V, L.P.	Auto Components	Class B Units							500,000	500	500		(3)
KL Bronco Acquisition, Inc.	Personal Products	Limited Partnership Units							500,000	500	500		(3)(8)
MDI Aggregator, L.P.	Chemicals	Common Units							500,000	500	500		(3)
Oliver Investors, L.P.	Containers & Packaging	Class A Units							5,000	500	500		(3)
RFI Group Holdings, L.P.	Commercial Services & Supplies	Class A Units							3,000	300	300		(3)
Techmer BB Aggregator, LP	Chemicals	Limited Partnership Units							333	333	333		(3)
Total Equity/Other:										$3,633	$3,633	0.86%
Subtotal Non-Controlled/Non-Affiliated Investments										$497,946	$493,006	117.02%

Controlled Investments:													(+)
Senior Direct Lending Program
Senior Direct Lending Program, LLC	Investment Funds and Vehicles	Subordinated Certificates of the SDLP	LIBOR	+	8.00%	(Q)	11.75%	12/31/36	N/A	$160,139	$160,139		(2)(4)(5)
Total Senior Direct Lending Program										$160,139	$160,139	38.01%
Subtotal Controlled Investments										$160,139	$160,139	38.01%
Total Investments, September 30, 2022										$658,085	$653,145	155.03%

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of September 30, 2022.

^ Percentage is based on net assets of $421,299 as of September 30, 2022.

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

(2) The investment has an unfunded commitment as of September 30, 2022 (See "Note 7. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2022, total qualifying assets at fair value represented 76.4% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of September 30, 2022 (See "Note 4. Fair Value Measurements").

(8) Investment was measured at fair value using the net asset value per share (or its equivalent) as a practical expedient.

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

On June 2, 2022, Varagon Fund I, L.P., a Delaware limited partnership and a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act (“VF1”), merged with and into the Company (the “Merger”), with the Company continuing as the surviving entity. As a result of the Merger, the Company acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all of VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”), in exchange for shares of the Company’s common stock. Accordingly, the Company received $40.9 million in cash and $145.2 million in investments at fair value, which consisted of a non-cash purchase of a $142.1 million investment and $3.1 million of total accumulated earnings. In addition, $191.3 million of VF1 investor commitments were converted into capital commitments to the Company (of which, $185.5 million was funded). In addition, the Company issued 18.6 million of shares of common stock at $10.00 per share to the limited partners of VF1 in exchange for the assets and liabilities of VF1. Additionally, on June 2, 2022, the Company received $296.9 million of capital commitments (of which, $175.2 million was funded) (the “Initial Closing”) and the Company issued 17.5 million shares of common stock at $10.00 per share to new investors. The Company also became the sole member of its wholly owned subsidiaries VCCF and VSDLP. On June 2, 2022, immediately prior to its election to be regulated as a BDC, the Company purchased a portfolio of existing loans for $449.4 million (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser using proceeds from the Initial Closing and borrowings under the JPM Facility pursuant to loan sale and purchase agreements. In connection with the purchase of the Initial Portfolio, the Board reviewed and approved the fair value of the Initial Portfolio based on the Adviser’s internal analysis and input from third-party valuation firms.

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

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of September 30, 2022, the Company held $32.3 million in cash.

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

For the three and nine months ended September 30, 2022, the Company incurred and expensed $0.1 million and $0.1 million of organizational expenses, respectively.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three and nine months ended September 30, 2022, the Company earned PIK interest of $5,074 and $5,074, respectively.

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

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of September 30, 2022.

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

In accordance with ASC 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs applied to valuation techniques used to measure the fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). Investments with readily available market quotations or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining the fair value. The guidance establishes three levels of the fair value hierarchy as follows:

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

In addition, on December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act (the "New Rule") that establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The New Rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The New Rule also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Board has not elected to designate the Adviser as the valuation designee, the Company has established policies and procedures in compliance with the applicable requirements of Rule 2a-5 and Rule 31a-4 under the 1940 Act.

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

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three and nine months ended September 30, 2022, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of and through September 30, 2022.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of September 30, 2022.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The Company has not paid any distributions through September 30, 2022.

As of September 30, 2022, there were no differences between book and tax cost of investments or unrealized gain/loss.

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$494,313	75.1%	$489,373	74.9%
Equity/Other	3,633	0.6	3,633	0.6
Subordinated Certificates of the SDLP	160,139	24.3	160,139	24.5
Total	$658,085	100.0%	$653,145	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$160,139	24.3%	$160,139	24.5%
Health Care Providers & Services	103,004	15.7	102,326	15.6
Auto Components	43,198	6.6	42,422	6.5
Aerospace & Defense	27,908	4.2	27,516	4.2
Diversified Consumer Services	26,996	4.1	26,891	4.1
Health Care Technology	24,140	3.7	24,011	3.7
Commercial Services & Supplies	23,822	3.6	23,505	3.6
Professional Services	22,382	3.4	22,450	3.4
Distributors	21,798	3.3	21,365	3.3
Personal Products	21,251	3.2	20,967	3.2
Insurance	20,541	3.1	20,394	3.1
Electronic Equipment, Instruments & Components	19,706	3.0	19,528	3.0
Trading Companies & Distributors	18,358	2.8	18,245	2.8
Software	16,981	2.6	16,751	2.6
Road & Rail	16,957	2.6	16,889	2.6
Health Care Equipment & Supplies	15,742	2.4	15,569	2.4
Containers & Packaging	15,343	2.3	15,230	2.3
Food Products	13,993	2.1	13,687	2.1
Household Products	9,928	1.5	9,775	1.5
IT Services	8,615	1.3	8,480	1.3
Energy Equipment & Services	7,669	1.2	7,561	1.2
Media	7,126	1.1	7,085	1.1
Chemicals	6,765	1.0	6,711	1.0
Food & Staples Retailing	5,686	0.9	5,611	0.9
Capital Markets	37	-	37	-
Total	$658,085	100.0%	$653,145	100.0%

(1) The following industry is solely comprised of the Subordinated Certificates of the SDLP. The portfolio companies in SDLP represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Senior Direct Lending Program” below.

Transactions With Controlled/Affiliated Companies

During the nine months ended September 30, 2022, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2021	Purchases/(Sales) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2022	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$-	$160,139	$-	$-	$160,139	$6,905

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, a rated senior note (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of September 30, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of September 30, 2022, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion, in the aggregate, of which $206.3 million is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. As of September 30, 2022, the Company has funded $160.1 million of its commitment to the SDLP and had $46.2 million in unfunded commitments remaining to the SDLP.

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

The amortized cost and fair value of the Subordinated Certificates held by the Company were $160.1 million as of September 30, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of September 30, 2022. For the three and nine months ended September 30, 2022, the Company earned interest income of $5.3 million and $6.9 million, respectively, from its investment in the Subordinated Certificates.

As of September 30, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2022, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio (dollars in millions):

As of September 30, 2022
Total first lien senior secured loans(1)	$4,798
Largest loan to a single borrower(1)	$380
Total of five largest loans to borrower(1)	$1,616
Number of borrowers in the SDLP	21
Commitments to fund delayed draw loans (2)	$311

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the investment committee of the SDLP.

Below is a listing of SDLP’s individual investments as of September 30, 2022 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	7.57%	8/31/2028	$171,699	$171,699	$166,548	(2)

Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	7.24%	8/31/2028	35,304	35,304	34,245	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	7.24%	8/31/2028	40,545	40,545	39,329	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	7.24%	8/31/2028	25,177	25,177	24,421	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	7.24%	8/31/2028	2,299	2,299	2,231	(2)
Benecon Midco II, LLC	Insurance	Term Loan	LIBOR	+	5.25%	(Q)	8.92%	12/4/2026	172,375	172,375	172,375	(2)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	10.17% (4.00% PIK)	11/21/2024	120,782	119,560	60,391	(2)(3)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	10.17% (4.00% PIK)	11/21/2024	6,648	6,580	3,324	(2)(3)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	10.17% (4.00% PIK)	11/21/2024	17,697	17,518	8,848	(2)(3)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	10.17% (4.00% PIK)	11/21/2024	4,385	4,340	2,192	(2)(3)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.75%	(Q)	9.47%	4/2/2029	236,407	236,407	234,044	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.53%	4/2/2029	11,222	11,222	11,110	(2)
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	7.75%	(Q)	10.33% (5.13% PIK)	6/30/2024	235,591	235,528	212,032	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	LIBOR	+	6.00%	(Q)	9.67%	4/18/2023	146,348	146,313	146,348	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(M)	6.25%	3/28/2025	172,321	172,321	172,321	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	7.88%	3/28/2025	4,308	4,308	4,308	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	LIBOR	+	5.25%	(M)	8.89%	3/28/2025	65,826	65,826	65,826	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	8.88%	3/28/2025	66,330	66,330	66,330	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	LIBOR	+	5.50%	(Q)	9.17%	10/26/2027	224,458	224,458	222,214	(2)
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	7.61%	10/26/2027	9,745	9,745	9,647	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.25%	(Q)	8.15%	6/8/2026	104,738	104,738	103,166	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	7.96%	6/8/2026	24,983	24,983	24,608	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(M)	9.31%	8/17/2029	231,276	231,276	226,650	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	9.12%	12/10/2026	179,419	179,419	172,242	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	9.12%	12/10/2026	29,641	29,641	28,455	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	9.12%	12/10/2026	47,686	47,686	45,778	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	8.76%	12/10/2026	14,149	14,149	13,584	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	6.00%	(M)	9.12%	11/13/2026	127,641	127,641	125,088	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	6.00%	(M)	9.12%	11/13/2026	66,319	66,319	64,992	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	LIBOR	+	6.00%	(M)	9.12%	12/29/2026	208,044	208,044	205,964	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	9.12%	12/29/2026	62,487	62,487	61,862	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	9.38%	5/19/2027	31,234	31,234	29,985	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	LIBOR	+	6.50%	(Q)	8.51%	5/19/2027	186,514	186,514	179,054	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	8.92%	5/29/2025	262,700	262,700	262,700	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	8.92%	5/29/2025	76,579	76,579	76,579	(2)
Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	7.00%	(M)	10.13%	12/14/2027	49,614	49,614	49,614	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	9.03%	8/31/2027	159,603	159,603	158,007	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	9.03%	8/31/2027	11,624	11,624	11,508	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	9.03%	8/31/2027	46,495	46,495	46,030	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	9.03%	8/31/2027	41,636	41,636	41,219	(2)

Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	LIBOR	+	5.50%	(Q)	9.17%	10/13/2027	200,409	200,409	196,400	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	9.17%	10/13/2027	38,309	38,309	37,543	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	8.87%	12/2/2026	208,875	208,875	208,875	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	8.87%	12/2/2026	59,073	59,073	59,073	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	8.87%	12/2/2026	24,775	24,775	24,775	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	8.87%	12/2/2026	14,738	14,738	14,738	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	9.17%	12/2/2026	5,499	5,499	5,499	(2)
Towne Holdings, Inc.	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	8.75%	(Q)	11.71% (3.00% PIK)	12/31/2022	134,888	134,888	130,841	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(M)	8.56%	11/9/2027	309,237	309,237	303,052	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(M)	8.56%	11/9/2027	27,768	27,768	27,212	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(M)	8.56%	11/9/2027	42,888	42,888	42,030	(2)
Total Investments, September 30, 2022									$4,798,308	$4,796,696	$4,635,207

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided is the rate in effect as of September 30, 2022.

(2) Loan includes interest rate floor feature.

(3) The investment is on non-accrual status as of September 30, 2022.

Below are the Consolidated Statements of Assets and Liabilities for SDLP (dollars in millions):

As of September 30, 2022
(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,797)	$4,635
Restricted cash	77
Other Assets	53
Total assets	$4,765

Senior notes	$3,364
Intermediate funding notes	126
Interest payable	43
Other liabilities	41
Total liabilities	3,574
Members' capital	1,191
Total liabilities and members' capital	$4,765

Below are the Consolidated Statements of Operations for SDLP (dollars in millions):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operation Information:
Total revenues	$94	$243
Total expenses	47	110
Net unrealized appreciation/(depreciation)	(84)	(99)
Net realized gain/(loss) (1)	-	-
Net income/(loss)	$(37)	$34

(1) Amount is less than $1,000,000.

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

Rule 4-08(g) of Regulation S-X requires the Company to include summarized financial information of any unconsolidated controlled subsidiary (portfolio company in which the Company owns greater than 25% of the voting securities of the unconsolidated subsidiary or otherwise controls the subsidiary) in the Company's annual report on Form 10-K if one of the following conditions are met: (i) if the portfolio investment’s fair value exceeds 10% of the Company’s total investments fair value (the investment test); or (ii) either (A) if the income from the portfolio investment exceeds 80% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries (the income test) or (B) if the income from the portfolio investment income exceeds 10% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries and have a fair value exceeding 5% of the Company’s total investment fair value (the alternate income test).

After performing the investment analysis and income analysis for the nine months ended September 30, 2022, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the “Senior Direct Lending Program” heading above.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$89	$489,284	$489,373
Equity/Other	—	—	3,133	3,133
Subordinated Certificates of the SDLP	—	—	160,139	160,139
Total	$—	$89	$652,556	$652,645
Investments measured at NAV (1)				500
Total				$653,145

(1) Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2022 (dollars in thousands):

	As of September 30, 2022
	Senior Secured First Lien Loans	Equity/Other	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2021	$—	$—	$—	$—
Purchases	520,489	3,633	160,401	684,523
Principal repayments	(26,799)	—	(262)	(27,061)
Net amortization of premium/discount	530	—	—	530
Net change unrealized gains/(losses)	(4,936)	—	—	(4,936)
Transfer out of Level 3	—	(500)	—	(500)
Balance as of September 30, 2022	$489,284	$3,133	$160,139	$652,556
Net change unrealized gains/(losses) for investments still held as of September 30, 2022	$(4,936)	$—	$—	$(4,936)

A review of the fair value hierarchy classifications is conducted on a quarterly basis. We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2022, one of our investments transferred out of Level 3 and began to measure fair value using NAV as a practical expedient.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$444,183	Income Approach (DCF)	Discount Rate	8.2% - 11.8%	9.4%
Senior Secured First Lien Term Loans	45,101	Recent Transaction	Transaction Prices	97.0% - 99.1%	98.5%
Equity/Other	3,133	Recent Transaction	Transaction Prices	$1.00 - $1,000.00	$132.55
Subordinated Certificates of the SDLP	160,139	Income Approach (DCF)	Discount Rate	8.5% - 9.5%	8.7%
Total	$652,556

(1) Unobservable inputs were weighted by the relative fair value of the investments.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

Note 5. Borrowings

As a BDC, the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage ratio requirement of 200% to 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of September 30, 2022, the Company's asset coverage ratio was 255.75%.

The Company’s outstanding debt as of September 30, 2022 was as follows (dollars in thousands):

	As of September 30, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Facility	$500,000	$270,500	$270,500	$270,500

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

At September 30, 2022, the carrying amount of our borrowings under the JPM Facility approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the JPM Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and nine months ended September 30, 2022 (dollars in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
JPM Facility interest	$3,238	$4,043
JPM Facility unused fees	283	381
Amortization of debt issuance costs	204	268
Total interest and financing expenses related to the JPM Facility	$3,725	$4,692
Weighted average outstanding debt balance of the JPM Facility	$278,120	$273,174
Weighted average interest rate of the JPM Facility (annualized)	4.6%	4.5%

Note 6. Agreements and Related Party Transactions

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders.

Base Management Fee

Pursuant to the Investment Advisory Agreement, prior to an initial public offering or a listing of the common stock on a national securities exchange (a “Public Listing”), the Company pays to the Adviser a fee (the “Management Fee”) for management services in an amount equal to an annual rate of 0.75% of the Company's "Adjusted Gross Assets". The Company's Adjusted Gross Assets is the average of the accreted or amortized cost basis of the Company's portfolio investments, excluding cash and cash equivalents and undrawn capital commitments at the end of the two most recently completed fiscal quarters (and, in the case of the first quarter-end following the Initial Closing, at the end of such fiscal quarter-end). The Management Fee is payable quarterly in arrears. Pursuant to the Investment Advisory Agreement, following a Public Listing, the Company will pay to the Adviser the Management Fee in an amount equal to an annual rate of 1.00% of the Adjusted Gross Assets payable quarterly in arrears (and, in the case of the first quarter-end following a Public Listing, at the end of such fiscal quarter-end).

For the three and nine months ended September 30, 2022, the Company incurred base management fees to the Adviser of $1.2 million and $1.6 million, respectively.

As of September 30, 2022, $1.2 million was included in “management fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2022, the Company incurred an Income Incentive Fee of $0.8 million and $0.9 million, respectively.

As of September 30, 2022, $0.8 million was included in “Income-based incentive fee payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2022, the Company did not incur a Capital Gains Incentive Fee.

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

For the three and nine months ended September 30, 2022, the Company recorded administrator expenses of $0.3 million and $0.4 million, respectively.

As of September 30, 2022, the Company had $0.3 million in "Administrator expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities.

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

Co-Investment Exemptive Order

On June 15, 2020 and September 8, 2022, the SEC granted an exemptive order (collectively, the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts managed and controlled by Varagon or an affiliate, subject to the satisfaction of certain conditions. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's shareholders and is consistent with its then-current investment objective and strategies. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

Note 7. Commitments

Unfunded commitments

As of September 30, 2022, the Company had commitments under loan and financing agreements to fund up to $41.4 million to 28 portfolio companies. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2022 is shown in the table below (dollars in thousands):

As of September 30, 2022
Accupac, LLC	$564
ADPD Holdings, LLC	5
ADPD Holdings, LLC	2
ADPD Holdings, LLC	13
ADPD Holdings, LLC	13
Adviser Investments	9
Adviser Investments	53
Any Hour, LLC	3,425
Arrowhead Holdco Company	19
Boulder Scientific Company, LLC	1,043
BRG Acquistion Co, LLC	600
Cadent LLC	181
Castleworks Home Services Company	379
Energy Labs Holdings Corp.	943
Express Wash Acquisition Company, LLC	587
Eye Health America, LLC,	1,950
Eye Health America, LLC,	600
JTM Foods, LLC	29
KL Bronco Acquisition, Inc.	643
KL Bronco Acquisition, Inc.	1,786
KL Charlie Acquisition Company	5,025
M&D Midco, Inc.	11
M&D Midco, Inc.	23
MDI Buyer, Inc	10
MDI Buyer, Inc	24
MWD Management, LLC	400
Oliver Packaging, LLC	585
Pediatric Home Respiratory Services, LLC	1,521
RFI Buyer, Inc	29
RFI Buyer, Inc	12
Senior Direct Lending Program, LLC	10,437

SGA Dental Partners Opco, LLC	6,546
Techmer BB Bidco, LLC	10
Techmer BB Bidco, LLC	36
Turbo Buyer, Inc.	1,198
United Musculoskeletal Partners Acquisition Holdings, LLC	1,630
USN Opco, LLC	658
USSC Acquisition Corp.	414
Total	$41,413

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of September 30, 2022, the Company had cash of $32.3 million, available borrowings under the JPM Facility of $229.5 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

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

For the three and nine months ended September 30, 2022, the Company accrued $0.1 million and $0.2 million for directors’ fees, respectively. As of September 30, 2022, the Company had $0.1 million in "Directors' fees payable" in the accompanying Consolidated Statements of Assets and Liabilities.

Note 9. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three and nine months ended September 30, 2022(dollars in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net increase (decrease) in net assets resulting from operations	$5,811	$5,994
Weighted average shares outstanding	39,382,770	38,603,302
Earnings per share (basic and diluted) (1)	$0.15	$0.16

(1) Per share data was derived by using the weighted average shares outstanding from the June 2, 2022 (commencement of investment operations) through September 30, 2022 and does not include the 100 shares issued in connection with the Company's seed audit on March 29, 2022 that were subsequently redeemed on June 2, 2022 in connection with the Merger.

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

As of September 30, 2022, the Company had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, the Company held the Initial Closing in connection with the Fundraising Period and entered into subscription agreements with a number of investors providing for the private placement of its shares of common stock. On June 2, 2022, the Company delivered its first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $124.9 million is from the Adviser and its affiliates, executives and employees of the Adviser, and officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022 (dollars in thousands):

Issuance Date	Shares Issued	Amount	Issuance Price per Share
June 2, 2022	36,130,510	$361,305	$10.00
July 12, 2022	2,994,012	$30,000	$10.02
September 7, 2022	2,362,205	$24,000	$10.16

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

The Company did not make any distributions through September 30, 2022.

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

There was no common stock issued pursuant to the dividend reinvestment plan through September 30, 2022.

Note 10. Financial Highlights

The following is a schedule of financial highlights for the period from June 2, 2022 (commencement of investment operations) through September 30, 2022 (dollars in thousands, except per share data):

For the period
from June 2, 2022
(commencement of investment
operations) through
September 30, 2022
(Unaudited)
Per Share Data: (1)(2)
Net asset value, beginning of period (3)	$—
Net investment income (loss)	0.28
Net unrealized appreciation (depreciation) on investments	(0.12)
Net increase (decrease) in net assets resulting from operations	0.16
Issuance of common stock	10.00
Net asset value per share, end of period	$10.16
Number of shares outstanding, end of period	41,486,727
Total return based on net asset value (4)(5)	1.55%
Net assets attributable to shareholders, end of period	$421,299

Ratio to average net assets attributable to shareholders: (6)
Average net assets	$381,364
Total expenses (7)	6.44%
Total expenses (other than incentive fee) (7)	6.22%
Net investment income (7)	9.15%
Interest expense and credit facility fees (7)	3.71%

Ratios/Supplemental Data:
Asset coverage, end of period (8)	255.75%
Weighted-average shares outstanding (9)(10)	38,603,302
Total capital commitments, end of period	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%
Average debt outstanding (11)	$273,174
Average debt outstanding per share	$7.08
Portfolio turnover (12)	5.23%
Year of formation	2019

(1) The per share data was derived by using the weighted average shares outstanding from the June 2, 2022 (commencement of investment operations) through September 30, 2022.

(2) Per share data for the nine months ended September 30, 2022 based upon the weighted average shares outstanding from March 29, 2022 (first issuance of common stock) through September 30, 2022 were as follows: Net investment income of $0.44 per share, net unrealized loss of $0.28 per share, net increase in net assets resulting from operations of $0.16 per share and net asset value per share at the end of the period of $10.16 per share.

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

(5) Not annualized.

(6) Ratios to average net assets attributable to shareholders for the nine months ended September 30, 2022 based on average net assets of $260.9 million and respective ratios as follows: Total expenses: 4.38%, total expenses (without incentive fee): 4.05%, net investment income: 5.73%, interest expense and credit facility fees: 2.40%.

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

(9) Calculated for the period from June 2, 2022 (the commencement of investment operations) through September 30, 2022.

(10) Weighted average common shares outstanding for the nine months ended September 30, 2022 was 25,112,936, calculated from March 29, 2022 (first issuance of shares of common stock) through September 30, 2022.

(11) Based on daily weighted average balance of debt outstanding during the period.

(12) Portfolio turnover calculation does not include the non-cash acquisition of the SDLP.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2022.

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
•
interest rate volatility, including the decommissioning of LIBOR and the rising interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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

On June 2, 2022, Varagon Fund I, L.P., a Delaware limited partnership and a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act (“VF1”), merged with and into the Company (the “Merger”), with the Company continuing as the surviving entity. As a result of the Merger, the Company acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all of VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”), in exchange for shares of the Company’s common stock. Accordingly, the Company received $40.9 million in cash and $145.2 million in investments at fair value, which consisted of a non-cash purchase of a $142.1 million investment and $3.1 million of total accumulated earnings. In addition, $191.3 million of VF1 investor commitments were converted into capital commitments to the Company (of which, $185.5 million was funded). In addition, the Company issued 18.6 million of shares of common stock at $10.00 per share to the limited partners of VF1 in exchange for the assets and liabilities of VF1. Additionally, on June 2, 2022, the Company received $296.9 million of capital commitments (of which, $175.2 million was funded) (the “Initial Closing”) and the Company issued 17.5 million shares of common stock at $10.00 per share to new investors. The Company also became the sole member of its wholly owned subsidiaries VCCF and VSDLP. On June 2, 2022, immediately prior to its election to be regulated as a BDC, the Company purchased a portfolio of existing loans for $449.4 million (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser using proceeds from the Initial Closing and borrowings under the JPM Facility pursuant to loan sale and purchase agreements. In connection with the purchase of the Initial Portfolio, the Board reviewed and approved the fair value of the Initial Portfolio based on the Adviser’s internal analysis and input from third-party valuation firms.

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

Our level of investment activity (both the number of investments and the size of each investment) can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The historic strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from increased inflation, supply chain disruptions, labor and resource shortages, commodity inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine and U.S. and China relations), and the uncertain economic outlook for the United States and globally, which could include a recession. We are closely monitoring the effect that market volatility, including as a result of a rising interest rate environment, may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

As a BDC, we may not acquire any assets other than “qualifying assets” specified in Section 55(a) of the 1940 Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. Qualifying assets include investments in “eligible portfolio companies”, which, under the 1940 Act, includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million. In addition, we must be organized in the United States to qualify as a BDC.

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

Leverage

As a BDC, the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage ratio requirement of 200% to 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company may therefore be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of September 30, 2022, the Company's asset coverage ratio was 255.75%.

Portfolio and Investment Activity

As of September 30, 2022, our portfolio had a fair market value of approximately $653.1 million. The following table summarizes our portfolio and investment activity during the three and nine months ended September 30, 2022 (dollars in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Investments made in new portfolio companies	$75,794	$684,616
Aggregate amount in exits and repayments	(26,221)	(27,061)
Net investment activity	$49,573	$657,555

Portfolio Companies, at beginning of period	60	—
Number of new portfolio companies	17	77
Number of exited portfolio companies	(3)	(3)
Portfolio companies, at end of period	74	74

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$494,313	75.1%	$489,373	74.9%
Equity/Other	3,633	0.6	3,633	0.6
Subordinated Certificates of the SDLP	160,139	24.3	160,139	24.5
Total	$658,085	100.0%	$653,145	100.0%

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of September 30, 2022:

	As of September 30, 2022
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	9.0%	9.3%
Equity/Other	N/A	N/A
Subordinated Certificates of the SDLP	13.5	13.5
Total	10.0%	10.3%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of September 30, 2022.

As the COVID-19 pandemic continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. Based on an uncertain economic outlook generally (which includes a recession), we also have increased oversight and analysis of credits in any vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
Investment Performance Rating	Fair Value	Percentage
1	$—	—%
2	647,505	99.1
3	5,640	0.9
4	—	—
5	—	—
Total	$653,145	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
	Amortized Cost	Percentage
Performing	$654,452	100.0%
Non-Accrual	—	—
Total	$654,452	100.0%

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, a rated senior note (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of September 30, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of September 30, 2022, the Company and Ares had agreed to make capital available to the SDLP totaling $1.7 billion, in the aggregate, of which $206.3 million is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. As of September 30, 2022, the Company has funded $160.1 million of its commitment to the SDLP and had $46.2 million in unfunded commitments remaining to the SDLP.

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

The amortized cost and fair value of the Subordinated Certificates held by the Company were $160.1 million as of September 30, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 13.5%, respectively, as of September 30, 2022. For the three and nine months ended September 30, 2022, the Company earned interest income of $5.3 million and $6.9 million, respectively, from its investment in the Subordinated Certificates.

As of September 30, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2022, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio (dollars in millions):

As of September 30, 2022
Total first lien senior secured loans(1)	$4,798
Largest loan to a single borrower(1)	$380
Total of five largest loans to borrower(1)	$1,616
Number of borrowers in the SDLP	21
Commitments to fund delayed draw loans (2)	$311

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the investment committee of the SDLP.

Below is a listing of SDLP’s individual investments as of September 30, 2022 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	7.57%	8/31/2028	$171,699	$171,699	$166,548	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	7.24%	8/31/2028	35,304	35,304	34,245	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	7.24%	8/31/2028	40,545	40,545	39,329	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	7.24%	8/31/2028	25,177	25,177	24,421	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	7.24%	8/31/2028	2,299	2,299	2,231	(2)
Benecon Midco II, LLC	Insurance	Term Loan	LIBOR	+	5.25%	(Q)	8.92%	12/4/2026	172,375	172,375	172,375	(2)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	10.17% (4.00% PIK)	11/21/2024	120,782	119,560	60,391	(2)(3)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	10.17% (4.00% PIK)	11/21/2024	6,648	6,580	3,324	(2)(3)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	10.17% (4.00% PIK)	11/21/2024	17,697	17,518	8,848	(2)(3)
Center for Autism Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	10.17% (4.00% PIK)	11/21/2024	4,385	4,340	2,192	(2)(3)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.75%	(Q)	9.47%	4/2/2029	236,407	236,407	234,044	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.53%	4/2/2029	11,222	11,222	11,110	(2)
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	7.75%	(Q)	10.33% (5.13% PIK)	6/30/2024	235,591	235,528	212,032	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	LIBOR	+	6.00%	(Q)	9.67%	4/18/2023	146,348	146,313	146,348	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(M)	6.25%	3/28/2025	172,321	172,321	172,321	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	7.88%	3/28/2025	4,308	4,308	4,308	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	LIBOR	+	5.25%	(M)	8.89%	3/28/2025	65,826	65,826	65,826	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	8.88%	3/28/2025	66,330	66,330	66,330	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	LIBOR	+	5.50%	(Q)	9.17%	10/26/2027	224,458	224,458	222,214	(2)
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	7.61%	10/26/2027	9,745	9,745	9,647	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.25%	(Q)	8.15%	6/8/2026	104,738	104,738	103,166	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	7.96%	6/8/2026	24,983	24,983	24,608	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(M)	9.31%	8/17/2029	231,276	231,276	226,650	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	9.12%	12/10/2026	179,419	179,419	172,242	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	9.12%	12/10/2026	29,641	29,641	28,455	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	9.12%	12/10/2026	47,686	47,686	45,778	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	8.76%	12/10/2026	14,149	14,149	13,584	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	6.00%	(M)	9.12%	11/13/2026	127,641	127,641	125,088	(2)

n2y Holdings, LLC	Software	Term Loan	LIBOR	+	6.00%	(M)	9.12%	11/13/2026	66,319	66,319	64,992	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	LIBOR	+	6.00%	(M)	9.12%	12/29/2026	208,044	208,044	205,964	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	9.12%	12/29/2026	62,487	62,487	61,862	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	9.38%	5/19/2027	31,234	31,234	29,985	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	LIBOR	+	6.50%	(Q)	8.51%	5/19/2027	186,514	186,514	179,054	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	8.92%	5/29/2025	262,700	262,700	262,700	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	8.92%	5/29/2025	76,579	76,579	76,579	(2)
Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	7.00%	(M)	10.13%	12/14/2027	49,614	49,614	49,614	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	9.03%	8/31/2027	159,603	159,603	158,007	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	9.03%	8/31/2027	11,624	11,624	11,508	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	9.03%	8/31/2027	46,495	46,495	46,030	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	9.03%	8/31/2027	41,636	41,636	41,219	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	LIBOR	+	5.50%	(Q)	9.17%	10/13/2027	200,409	200,409	196,400	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	9.17%	10/13/2027	38,309	38,309	37,543	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	8.87%	12/2/2026	208,875	208,875	208,875	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	8.87%	12/2/2026	59,073	59,073	59,073	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	8.87%	12/2/2026	24,775	24,775	24,775	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	8.87%	12/2/2026	14,738	14,738	14,738	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	9.17%	12/2/2026	5,499	5,499	5,499	(2)
Towne Holdings, Inc.	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	8.75%	(Q)	11.71% (3.00% PIK)	12/31/2022	134,888	134,888	130,841	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(M)	8.56%	11/9/2027	309,237	309,237	303,052	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(M)	8.56%	11/9/2027	27,768	27,768	27,212	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(M)	8.56%	11/9/2027	42,888	42,888	42,030	(2)
Total Investments, September 30, 2022									$4,798,308	$4,796,696	$4,635,207

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided is the rate in effect as of September 30, 2022.

(2) Loan includes interest rate floor feature.

Below are the Consolidated Statements of Assets and Liabilities for SDLP (dollars in millions):

As of September 30, 2022
(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,797)	$4,635
Restricted cash	77
Other Assets	53
Total assets	$4,765

Senior notes	$3,364
Intermediate funding notes	126
Interest payable	43
Other liabilities	41
Total liabilities	3,574
Members' capital	1,191
Total liabilities and members' capital	$4,765

Below are the Consolidated Statements of Operations for SDLP (dollars in millions):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operation Information:
Total revenues	$94	$243
Total expenses	47	110
Net unrealized appreciation/(depreciation)	(84)	(99)
Net realized gain/(loss) (1)	-	-
Net income/(loss)	$(37)	$34

(1) Amount is less than $1,000,000.

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

After performing the investment analysis and income analysis for the nine months ended September 30, 2022, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the “Senior Direct Lending Program” heading above.

Results of Operations

We commenced investment operations on June 2, 2022 and therefore have no prior periods with which to compare our operating results.

Our operating results for the three and nine months ended September 30, 2022 were as follows (dollars in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total investment income	$15,520	$19,715
Total expenses	6,895	8,781
Net investment income	8,625	10,934
Net change in unrealized appreciation (depreciation)	(2,814)	(4,940)
Net increase in net assets resulting from operations	$5,811	$5,994
Net investment income per share - basic and diluted	$0.22	$0.28
Net increase in net assets resulting from operations per share - basic and diluted	$0.15	$0.16

Net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

For the three months ended September 30, 2022, total investment income was $15.5 million, which was primarily attributable to the interest income from investments in our portfolio companies and, to a lesser extent, fee income.

For the nine months ended September 30, 2022, total investment income was $19.7 million, which was primarily attributable to interest income from investments in our portfolio companies and, to a lesser extent, fee income.

Operating Expenses

Expenses for the three and nine months ended September 30, 2022 were as follows (dollars in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Base management fees	$1,197	$1,554
Income-based incentive fees	830	856
Professional fees	477	697
Administrator expenses	340	433
Interest expenses	3,238	4,043
Credit facility fees	487	649
Directors’ fees and expenses	88	241
Organizational Expenses	81	100
Insurance expenses	100	141
Other general and administrative	57	67
Total Expenses	$6,895	$8,781

For the three and nine months ended September 30, 2022 total expenses were $6.9 million and $8.8 million, respectively. For the three and nine months ended September 30, 2022 management and incentive fees totaled $2.0 million and $2.4 million, respectively.

Interest and Credit Facility Fees

Interest and credit facility fees for the three and nine months ended September 30, 2022 were $3.7 million and $4.7 million, respectively. All of these expenses are related to the revolving credit agreement the Company entered into with JPMorgan Chase Bank, National Association on June 2, 2022 (the “JPM Facility”).

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended September 30, 2022, we did not have any realized gains or losses on our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2022, we had $(2.8) million and $(4.9) million of unrealized depreciation on portfolio investments, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2022, the net increase in net assets resulting from operations was $5.8 million or $0.15 per share.

For the nine months ended September 30, 2022, the net increase in net assets resulting from operations was $6.0 million or $0.16 per share.

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

As of September 30, 2022, we had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, we held our Initial Closing in connection with the Fundraising Period and entered into subscription agreements with a number of investors providing for the private placement of our shares of common stock. On June 2, 2022, we delivered our first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $124.9 million is from the Adviser and its affiliates, executives and employees of the Adviser, and officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022 (dollars in thousands):

Capital Drawdown Notice Date	Date of Issuance	Number of Shares Issued	Aggregate Offering Price	Issuance Price per Share
May 20, 2022	June 2, 2022	36,130,510	$361,305	$10.00
June 27, 2022	July 12, 2022	2,994,012	$30,000	$10.02
August 23, 2022	September 7, 2022	2,362,205	$24,000	$10.16

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

The Company did not make any distributions through September 30, 2022.

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

There was no common stock issued pursuant to the dividend reinvestment plan through September 30, 2022.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of September 30, 2022.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The Company has not paid any distributions through September 30, 2022.

As of September 30, 2022, there were no differences between book and tax cost of investments or unrealized gain/loss.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and nine months ended September 30, 2022 (dollars in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
JPM Facility interest	$3,238	$4,043
JPM Facility unused fees	283	381
Amortization of debt issuance costs	204	268
Total interest and financing expenses related to the JPM Facility	$3,725	$4,692
Weighted average outstanding debt balance of the JPM Facility	$278,120	$273,174
Weighted average interest rate of the JPM Facility (annualized)	4.6%	4.5%

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2022 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
JPM Facility	$270,500	$—	$—	$270,500	$—
Total debt obligations	$270,500	$—	$—	$270,500	$—

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

On June 15, 2020 and September 8, 2022, the SEC granted an exemptive order (collectively, the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts managed and controlled by Varagon or an affiliate, subject to the satisfaction of certain conditions. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's shareholders and is consistent with its then-current investment objective and strategies. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2022, we had commitments under loan and financing agreements to fund up to $41.4 million to 28 portfolio companies. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2022 is shown in the table below (dollars in thousands):

As of September 30, 2022
Accupac, LLC	$564
ADPD Holdings, LLC	5
ADPD Holdings, LLC	2
ADPD Holdings, LLC	13
ADPD Holdings, LLC	13
Adviser Investments	9
Adviser Investments	53
Any Hour, LLC	3,425
Arrowhead Holdco Company	19
Boulder Scientific Company, LLC	1,043
BRG Acquistion Co, LLC	600
Cadent LLC	181
Castleworks Home Services Company	379
Energy Labs Holdings Corp.	943
Express Wash Acquisition Company, LLC	587
Eye Health America, LLC,	1,950
Eye Health America, LLC,	600
JTM Foods, LLC	29
KL Bronco Acquisition, Inc.	643
KL Bronco Acquisition, Inc.	1,786
KL Charlie Acquisition Company	5,025
M&D Midco, Inc.	11
M&D Midco, Inc.	23
MDI Buyer, Inc	10
MDI Buyer, Inc	24
MWD Management, LLC	400
Oliver Packaging, LLC	585
Pediatric Home Respiratory Services, LLC	1,521
RFI Buyer, Inc	29
RFI Buyer, Inc	12
Senior Direct Lending Program, LLC	10,437
SGA Dental Partners Opco, LLC	6,546
Techmer BB Bidco, LLC	10
Techmer BB Bidco, LLC	36
Turbo Buyer, Inc.	1,198
United Musculoskeletal Partners Acquisition Holdings, LLC	1,630
USN Opco, LLC	658
USSC Acquisition Corp.	414
Total	$41,413

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

Valuation of Portfolio Securities.

Investments are valued at the end of each calendar quarter. Most of our investments may be in loans that do not have readily available market quotations. Assets that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board. In connection with that determination, portfolio company valuations will be prepared using sources, preliminary valuations obtained from independent valuation firms depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of the Adviser in the valuation process could result in a conflict of interest because the Adviser’s management fee is based in part on our gross assets.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three and nine months ended September 30, 2022, the Company earned PIK interest of $5,074 and $5,074, respectively.

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

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of September 30, 2022.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the ongoing COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and may result in a general decline in value of the securities held by us. The effect of this volatility could materially impact our market risks, including risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Because we intend to fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could force the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such LIBOR and SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of September 30, 2022, all income producing investments in our portfolio were at floating rates indexed to LIBOR, SOFR, or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2022, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$19,400	$8,115	$11,285
Up 200 basis points	12,900	5,410	7,490
Up 100 basis points	6,500	2,705	3,795
Down 100 basis points	(6,200)	(2,705)	(3,495)
Down 200 basis points	(11,000)	(5,410)	(5,590)
Down 300 basis points	(10,200)	(8,115)	(2,085)

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2022. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

As of September 30, 2022, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10, as amended. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Registration Statement on Form 10, as amended, filed with the SEC on July 22, 2022, which is accessible on the SEC’s website at sec.gov.

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

None.

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

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer