Form 10-K
period 2022-12-31
Varagon Capital Corp
filed 2023-03-27
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2022, there was no established public market for the Registrant’s common stock.

As of March 27, 2023, the registrant had 41,494,307 shares of common stock, $0.01 par value per share, outstanding.

PART I.

In this Annual Report on Form 10-K, except where the context suggests otherwise:

•
the terms “we,” “us,” “our,” and “Company,” refer to Varagon Capital Corporation;
•
the term “Adviser” refers to VCC Advisors, LLC, our investment adviser;
•
the term “Administrator” refers to Varagon Capital Partners, L.P., when acting it its capacity as our administrator;
•
the term “Varagon” refers to Varagon Capital Partners, L.P., the parent company of the Adviser; and
•
the term “assets under management” refers to total capital commitments, including capital legally committed from equity investors in Varagon’s discretionary and non-discretionary vehicles under management and financing from leverage providers. As of December 31, 2022, of the approximately $15.7 billion of assets under management, approximately $13.7 billion was held in discretionary vehicles under management and approximately $2.0 billion was held in non-discretionary vehicles under management.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•
interest rate volatility, including the decommissioning of LIBOR and rising interest rates, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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
•
the effect of legal, tax and regulatory changes; and
•
other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Item 1. Business

The Company — Varagon Capital Corporation

We are a Maryland corporation and an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Substantially concurrent with the Initial Closing (as defined below) and immediately prior to our election to be regulated as a BDC, Varagon Fund I, L.P. (“VF1”), a Delaware limited partnership that was formed on February 29, 2016 and a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act, merged with and into the Company, with the Company continuing in existence as the surviving entity in the merger (the “Merger”). As a result of the Merger, we acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”),in exchange for shares of our common stock. In addition, immediately prior to our election to be regulated as a BDC, the Company purchased a portfolio of existing loans (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser using proceeds from the Initial Closing and borrowings under its credit facility with JPMorgan Chase Bank, National Association. On the date of the Initial Closing, immediately following the purchase of the Initial Portfolio, we elected to be regulated as a BDC under the 1940 Act. In addition, we intend to elect, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). If we fail to qualify as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year.

Investment Objective: Our investment objective is to generate current income with a focus on capital preservation and, to a lesser extent, capital appreciation by investing primarily in directly-originated leveraged loans to U.S. middle market companies. We intend to invest in senior secured loans but may also selectively invest in second lien and subordinated or mezzanine loans of, and equity and equity-related securities in, U.S. middle market companies. We will invest in securities that are rated below investment grade by rating agencies (which are often referred to as “junk”) or that would be rated below investment grade if they were rated. There are no assurances that we will achieve our investment objective.

We use the term “middle market companies” to generally refer to companies with earnings before interest, tax, depreciation and amortization (“EBITDA”) between $10 million and $75 million annually, though we may invest in smaller or larger companies if an attractive opportunity presents itself. We expect to lend to companies in a variety of industries and, to a limited extent, to companies outside the United States. We seek to create a balanced portfolio and the size of each investment will depend on the then-current diversification of our portfolio and the size of our capital base, among other things. The actual amount of leverage employed will depend on market conditions and other factors at the time of any proposed borrowing. Leverage is expected to be utilized, within levels permitted by the 1940 Act, to help the Company meet its investment objective. Any use of leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

As a BDC, we are generally required to invest at least 70% of our assets in U.S.-based operating companies (“qualifying assets”). We may invest up to 30% of our portfolio in non-qualifying assets. Our investment in the Subordinated Certificates (defined below) and any investments in subordinated or equity tranches of collateralized loan obligations (“CLOs”) generally will be considered non-qualifying assets. On an opportunistic basis, we may also consider other investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act, as well as in debt and equity of companies located outside of the United States and debt and equity of public companies that would not be qualifying assets because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our board of directors (the “Board”), in its discretion.

From time to time, we may be exposed to significant market risk. See “Item 1.A.Risk Factors —Risks Related to our Business and Structure —Risks Related to Changes in Interest Rates.” Our investment portfolio may be concentrated in a relatively limited number of portfolio companies and industries from time to time. We are subject to certain investment restrictions with respect to leverage and type of investment. The Company, the Adviser and the Adviser’s affiliates will engage in certain origination activities and receive related structuring or similar fees.

The Adviser — VCC Advisors, LLC

Our business and investment activities are managed by the Adviser, subject to the supervision of the Board. The Adviser is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a subsidiary of Varagon, which is also registered with the SEC as an investment adviser under the Advisers Act. Varagon provides the Adviser with experienced investment professionals, including the members of the Adviser’s Investment Committee (the “IC”), and access to Varagon’s resources. The Adviser expects to benefit significantly from Varagon’s ability to source attractive investment opportunities, conduct research and perform due diligence on potential borrowers, structure and price investments, and manage a balanced portfolio on an ongoing basis. The Adviser provides management services to the Company pursuant to the investment advisory agreement between the Adviser and the Company (the “Investment Advisory Agreement”).

Neither the Adviser nor Varagon have previously managed a BDC. However, as described below, Varagon, the parent of the Adviser, has experience as a direct lender since 2014.

Varagon Capital Partners, L.P.

Launched in 2014, Varagon is a leading direct lender to performing, sponsor-backed U.S. middle market companies, with approximately $15.7 billion of assets under management as of December 31, 2022. Varagon’s management, affiliates of American International Group, Inc. (“AIG”) and affiliates of Aflac Incorporated (“Aflac”) each have a minority non-controlling economic interest in Varagon. Each of AIG and Aflac are also advisory clients of Varagon. Varagon believes that these relationships directly benefit the Company by providing the Company with access to established institutions and access to market leading resources.

Varagon offers complete financing solutions through a flexible and competitive product suite to middle market businesses with EBITDA generally between $10 million and $75 million. From inception (June 2014) to December 31, 2022, Varagon has invested and managed (including co-investments) over $24 billion in performing, senior secured loan investments across more than 275 borrowers.

Varagon believes it has built a platform with a senior management team that has extensive experience investing across the capital structure. Varagon’s senior management team members share a common investment philosophy built on a framework of assessing companies with a disciplined, fundamentals-based, deep value-approach. As of December 31, 2022, Varagon had 88 employees, 49 of whom are dedicated investment professionals, with three primary offices located in New York, New York, Fort Worth, Texas, and Chicago, Illinois.

Investment Advisory Agreement

Subject to the overall supervision of our Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, the Adviser undertakes the following:

•
formulate and implement the Company’s investment program;
•
determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•
identify, evaluate and negotiate the structure of the investments and dispositions made by the Company (including performing due diligence on prospective portfolio companies);
•
execute, close, service and monitor the Company’s investments, including the exercise of any rights in its capacity as a lender;
•
determine the securities and other assets that we will originate, purchase, retain, sell and dispose of such securities and other assets, as appropriate;
•
exercise voting rights in respect of portfolio securities and other investments for us; and
•
provide us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our capital.
•
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Compensation of Adviser

Pursuant to the Investment Advisory Agreement, we pay the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our shareholders.

In addition, the Adviser and its affiliates pay to the Company its allocable portion of any transaction, advisory or similar fees received in connection with the Company’s investment activities. The Adviser determines the Company’s allocable portion of such fees based on the Company’s ownership of the activity or investment or securities related to the investment, as applicable. The Adviser and its affiliates retain a portion of any transaction or transaction-related fee (including break-up fees, structuring fees, monitoring fees, commitment fees, or brokerage or underwriting compensation), advisory fees, or similar fees received in connection with the Company’s investment activities to the extent permitted by the 1940 Act, and may earn other transaction or transaction-related fees, advisory fees, or similar fees from the same transactions from sources other than the Company.

Annual agency fees will be retained by the party serving as administrative agent or collateral agent, including the Adviser or an affiliate when serving as agent, subject to any limitations under the 1940 Act.

Base Management Fee

Pursuant to the Investment Advisory Agreement, prior to an initial public offering (“IPO”) or a listing of our common stock on a national securities exchange (a “Public Listing”), the Company will pay to the Adviser a fee (the “Management Fee”) for management services in an amount equal to an annual rate of 0.75% of the average of the Company’s adjusted gross assets at the end of the two most recently completed fiscal quarters, payable quarterly in arrears (and, in the case of the first quarter-end following the Initial Closing, at the end of such fiscal quarter-end). Pursuant to the Investment Advisory Agreement, following a Public Listing, the Company will pay to the Adviser the Management Fee in an amount equal to an annual rate of 1.00% of the average of the Company’s adjusted gross assets at the end of the two most recently completed fiscal quarters payable quarterly in arrears and, in the case of the first quarter-end following a Public Listing, at the end of such fiscal quarter-end. For these purposes, “adjusted gross assets” exclude undrawn capital commitments and cash and cash equivalents but include assets purchased with borrowed amounts.

Incentive Fee

Pursuant to the Investment Advisory Agreement, prior to a Public Listing, the Company will pay to the Adviser an incentive fee that consists of two components – an incentive fee based on a percentage of income and an incentive fee based on a percentage of capital gains. The two components of the incentive fee are independent of each other and therefore, one component may be payable to the Adviser even if the other component is not payable to the Adviser.

Income Incentive Fee

The first part, the income incentive fee (“Income Incentive Fee”), is calculated and payable quarterly in arrears. Prior to a Public Listing, the amounts of Income Incentive Fee payable will be equal to:

Prior to a Public Listing

(i) 100% of the excess of our “pre-incentive fee net investment income” (as defined below) expressed as a rate of return on the Company’s net assets before taking into account any Income Incentive Fees payable during such period, for the immediately preceding quarter, over a preferred return of 1.75% per quarter (7% annualized) (“Incentive Fee Hurdle”), until the Adviser has received a “catch-up” equal to 12.5% of the pre-incentive fee net investment income for the immediately preceding quarter; and

(ii) 12.5% of all remaining pre-incentive fee net investment income above the “catch-up.”

Quarterly Income Incentive Fee

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to the Adviser

Example of Calculation of the Income Incentive Fee based on Income Assumptions

Examples of how the Income Incentive Fee would be calculated are as follows:

•
Assuming pre-incentive fee net investment income of 0.55%, there would be no income-based incentive fee because such income would not exceed the hurdle rate of 1.75%.
•
Assuming pre-incentive fee net investment income of 2.00%, the income-based incentive fee would be as follows:

= 100% × (2.00% - 1.75%)

= 0.25%

•
Assuming pre-incentive fee net investment income of 2.30%, the income-based incentive fee would be as follows:

= (100% × (“catch-up”: 2.00% - 1.75%)) + (12.5% × (2.30% - 2.00%))

= (100% × 0.25%) + (12.5% × 0.3%)

= 0.25% + 0.0375%

= 0.2875%

Following a Public Listing

Following a Public Listing, the amount of Income Incentive Fee payable will be equal to:

(i) 100% of the excess of our pre-incentive fee net investment income expressed as a rate of return on the Company’s net assets before taking into account any Income Incentive Fees payable during such period, for the immediately preceding quarter, over a preferred return of 1.75% per quarter (7% annualized) (“Incentive Fee Hurdle”), until the Adviser has received a “catch-up” equal to 20% of the pre-incentive fee net investment income for the immediately preceding quarter; and

(ii) 20% of all remaining pre-incentive fee net investment income above the “catch-up.”

Quarterly Income Incentive Fee

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to the Adviser

Example of Calculation of the Income Incentive Fee based on Income Assumptions

Examples of how the Income Incentive Fee would be calculated are as follows:

•
Assuming pre-incentive fee net investment income of 0.55%, there would be no income-based incentive fee because such income would not exceed the hurdle rate of 1.75%.
•
Assuming pre-incentive fee net investment income of 2.00%, the income-based incentive fee would be as follows:

= 100% × (2.00% - 1.75%)

= 0.25%

•
Assuming pre-incentive fee net investment income of 2.30%, the income-based incentive fee would be as follows:

= (100% × (“catch-up”: 2.1875% - 1.75%)) + (20% × (2.30% - 2.1875%))

= (100% × 0.4375%) + (20% × 0.1125%)

= 0.4375% + 0.0225%

= 0.4600%

“Pre-incentive fee net investment income” means interest income, dividend income, accrued interest on the Subordinated Certificates, and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the quarter, minus our operating expenses for the quarter including the Management Fee, expenses payable under the Administration Agreement (as described below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The Income Incentive Fee for a particular quarter is subject to a cap (the “Incentive Fee Cap”). For periods prior to a Public Listing, the Incentive Fee Cap is equal to the difference between (x) 12.5% of the Cumulative Net Return (as defined below) from the calendar quarter then ending and the eleven preceding calendar quarters (such period the “Trailing Twelve Quarters”) and (y) the aggregate income incentive fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Following a Public Listing, the Incentive Fee Cap will be equal to the difference between (x) 20% of the Cumulative Net Return during the relevant Trailing Twelve Quarters and (y) the aggregate income incentive fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Cumulative Net Return is defined as the sum of (a) pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation in respect of the relevant Trailing Twelve Quarters.

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

Limitations of Liability and Indemnification

The Adviser does not assume any responsibility to us other than to render the services described in, and on the terms of, the Investment Advisory Agreement, and will not be responsible for any action of our Board in declining to follow the advice or recommendations of the Adviser. The Investment Advisory Agreement provides that the Adviser, its officers, members and personnel, and any person controlling or controlled by the Adviser will not be liable to us or our shareholders for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting willful misfeasance, bad faith or gross negligence, in the performance of his or her duties, or by reason of his or her reckless disregard of his or her obligations and duties under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to willful misfeasance, bad faith or gross negligence, in the performance of his or her duties, or by reason of his or her reckless disregard of his or her obligations and duties under the Investment Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Board Approval of the Investment Advisory Agreement

On March 8, 2022, the Board held an in-person meeting to consider and approve the Investment Advisory Agreement and related matters. The Board was provided with the information it was required to consider in evaluating the Investment Advisory Agreement, including the following: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) possible economies of scale arising from the Company’s size and/or anticipated growth; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure. The Board, including a majority of the directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), will oversee and monitor the investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation we pay to the Adviser to determine that the provisions of the Investment Advisory Agreement are carried out.

Administration Agreement

Pursuant to an Administration Agreement, the Administrator (or one or more delegated service providers) furnishes us with office facilities, together with equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and reports filed with the SEC and otherwise assist with the Company’s compliance with the rules and regulations applicable to a BDC and RIC. In addition, our Administrator assists us in determining and publishing our net asset value (“NAV”), overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Our Administrator charges us only for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to our Administrator. For information about the payment of expenses under the Administration Agreement, see “Payment of our Expenses under the Investment Advisory Agreement and the Administration Agreement” below.

On March 8, 2022, the Board held an in-person meeting to approve the Administration Agreement, which became effective on June 2, 2022, the date of the Company’s election to be regulated as a BDC under the 1940 Act. Unless terminated earlier as described below, the Administration Agreement will continue in effect for a period of two years from its effective date. Thereafter, the Administration Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of our Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our Independent Directors. In connection with such approval the Board, including a majority of Independent Directors, reviews the compensation we pay to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the expenses payable under the Administration Agreement are reasonable in light of the services provided. The Board also reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and our affiliates. The Board then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services. The Board also considers the possibility of obtaining such services from a different third-party and whether any other third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Administrator for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

The Administration Agreement may be terminated at any time, without the payment of any penalty, upon not more than 60 days’ written notice, by: (i) the affirmative vote of a majority of our outstanding voting securities, (ii) the affirmative vote of a majority of our Board, including a majority of our Independent Directors, or (iii) the Administrator.

Indemnification

The Administration Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence, in the performance of his or her duties, or by reason of his or her reckless disregard of his or her obligations and duties under the Administration Agreement, our Administrator and its officers, manager, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as our Administrator.

Sub-Administration Agreement

The Administrator has entered into a sub-administration agreement with State Street Bank and Trust Company (the “Sub-Administrator”) pursuant to which the Sub-Administrator performs certain administrative services for the Company, subject to the oversight of the Administrator, including preparing certain financial information, providing certain treasury services, and providing certain fund accounting services.

Our Administrator also provides administrative services to the Adviser. As a result, the Adviser also reimburses our Administrator for its allocable portion of our Administrator’s overhead, including rent, the fees and expenses associated with performing compliance functions for the Adviser, and its allocable portion of the compensation of any administrative support staff.

On March 8, 2022, the Board approved the Sub-Administration Agreement, which became effective on June 2, 2022, the date of the Company’s election to be regulated as a BDC.

Payment of our Expenses under the Investment Advisory Agreement and the Administration Agreement

All professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by the Adviser and not by us. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In accordance with the terms of the Administration Agreement, overhead and other administrative expenses are generally allocated between us and the Administrator by reference to the relative time spent by personnel in performing administrative and similar functions on our behalf as compared to performing administrative functions on behalf of the Administrator, its other clients or the Adviser. To the extent personnel retained by the Administrator perform administrative tasks for the Adviser, the fees incurred with respect to the actual time dedicated to such tasks will be reimbursed by the Adviser.

We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•
organization and offering of the common stock, subject to the terms of the Expense Reimbursement Agreement (as defined below);
•
the Company’s fees and expenses related to any Liquidity Event (as defined below) or the wind down and/or liquidation and dissolution of the Company;
•
calculating the Company’s NAV (including the cost and expenses of any independent valuation firm);

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
•
costs of amending, restating or modifying the Company’s charter (the “Charter”) and the Company’s bylaws (the “Bylaws”) or the Investment Advisory Agreement, the Administration Agreement or related documents of the Company or related entities;
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

For avoidance of doubt, the Adviser or its affiliates are solely responsible for any placement, “finder’s” fees or other fees payable to any placement agents, intermediary or participating broker engaged by the Adviser on behalf of the Company in connection with the Company’s private offering (the “Offering”).

The Company bears expenses relating to the formation of any special purpose investment vehicles wholly owned by the Company. Income and operating expenses of the Company will be allocated among shareholders based on the number of Shares held by all shareholders on the date the applicable income or expense is accrued.

Reimbursements under the Administration Agreement

Pursuant to the Administration Agreement, the Company will reimburse the Administrator for any costs and expenses incurred by the Administrator for performing its obligations under the Administration Agreement.

Expense Reimbursement Agreement between the Company and the Adviser

To date, the Adviser and Varagon have funded all of the Organizational and Offering Expenses (as defined in the subsection entitled “The Private Offering” below) incurred by the Company. The Company has entered into an expense reimbursement agreement (the “Expense Reimbursement Agreement”) with the Adviser, pursuant to which the Company will reimburse the Adviser or Varagon, as applicable, for the Organizational and Offering Expenses incurred by the Company and funded by the Adviser or Varagon. Any such reimbursement will be made during the first four fiscal quarters following the Fundraising Period (as defined below). As described below, the Fundraising Period may be extended by up to an additional 18 months in the sole discretion of the Board (i.e., from 24 months to up to 42 months after the Initial Closing, as defined below). For the avoidance of doubt, to the extent the Fundraising Period is extended by up to an additional 18 months in the sole discretion of the Board, the Company will reimburse the Adviser, or, as applicable, Varagon, for the Organizational and Offering Expenses incurred by the Company during the first four fiscal quarters following the extended Fundraising Period. Accordingly, shareholders will indirectly bear Organizational and Offering Expenses, subject to any waiver of Organizational and Offering Expenses by the Adviser. The Company’s obligation to reimburse the Adviser or Varagon, as applicable, under the Expense Reimbursement Agreement automatically became a liability of the Company on June 2, 2022, when the Company elected to be regulated as a BDC under the 1940 Act. For the avoidance of doubt, reimbursements under the Expense Reimbursement Agreement are not conditioned on any performance threshold and are not considered a contingent liability for accounting purposes.

The Adviser elected to incur the Organizational and Offering Expenses associated with the Company for the period from July 31, 2019 through March 29, 2022. Such Organizational and Offering Expenses are not reimbursable by the Company. For more information, see “Item 8. Financial Statements and Supplementary Data - Note 2. Significant Accounting Policies” of this Annual Report on Form 10-K.

License Agreement

We have entered into a license agreement with the Adviser pursuant to which the Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name “Varagon.” Under the license agreement, we have the right to use the “Varagon” name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Varagon” name.

Market Opportunity

The Company believes that substantial long-term changes in the debt capital markets present a compelling investment opportunity in the U.S. middle market. In particular, the Company believes that lending to private equity-backed middle market companies in the U.S. represents a large and highly attractive opportunity for credit managers that possess a platform of appropriate size and scale. The Company believes that it is well-positioned to benefit from the attractive market opportunity.

Large Addressable Market. We believe that middle market companies represent a significant growth segment of the U.S. economy. The U.S. middle market is made of up to 200,000 businesses, representing nearly one-third of private sector GDP (Source: National Center for the Middle Market: Year-End 2022 Middle Market Indicator). Middle market companies often require substantial capital investments to grow and we believe the demand for debt capital will continue, driven by a range of cyclical factors such as M&A activity and non-cyclical factors such as impending maturities of existing middle market debt and need for organic growth capital.

Shift from Traditional Financing Sources. Regulatory and structural responses to the 2008 financial crisis, including the “Volcker rule” included in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Basel Committee on Banking Supervision’s “Basel III” measures published in 2010 and the Federal Deposit Insurance Corporation’s Final Joint Guidance on Leveraged Lending, issued in 2013, collectively imposed onerous requirements on traditional middle market bank lenders that diminished their ability to provide attractive financing to U.S. middle market companies. For example, these regulations established heightened capital reserve requirements and set upper limits on leveraged loan underwriting capabilities of banks. As such, traditional bank lenders have de-emphasized lending to middle market businesses in favor of larger, more established companies. Despite this shift, we believe demand for middle market company credit remains strong, driven largely by healthy middle market M&A activity. We believe this will continue and that non-traditional lenders, such as the Company, will continue to increase their activity levels as alternative capital providers.

Strong Demand for Flexible Debt Capital. We believe that the significant amount of capital recently raised by private equity sponsors for investment in the U.S. middle market will help drive leveraged buyout transaction volume and demand for financing solutions. We expect private equity firms and middle market companies in the United States to continue to require capital to fund growth, acquisitions, recapitalizations, and/or refinancings within existing investments, and that these firms will seek to leverage their equity investments with senior secured and unitranche loans.

Attractive Risk-Adjusted Returns. We believe that directly-originated middle market loans offer an attractive risk-reward profile relative to broadly syndicated loans. Directly-originated middle market loans provide meaningful illiquidity premiums, reduced volatility and allow for greater control over terms and overall structures. The “originate-and-hold” nature of middle market loans typically helps to reduce volatility and correlation of these investments to public market investments as well. Despite the yield premium, we believe that the credit performance of middle market loans has generally been consistent with that of large corporate loans.

Middle Market Provides Potential Downside Protection. We believe that middle market loans provide greater safeguards, relative to the broadly syndicated loans, due to smaller investor groups, more active lender involvement, and capital structures with more conservative terms and conditions. As the Company focuses on investing in directly-originated transactions with appropriate downside protection, we believe shareholders can benefit from Varagon’s ability to negotiate better lender protections including stronger covenant packages, more frequent financial reporting, higher excess cash flow sweep requirements and higher amortization payments relative to typical syndicated debt terms.

Competitive Strengths

We believe that the Company is well-positioned to benefit from Varagon’s direct origination capabilities, platform and scale. Certain highlights of our competitive strengths are summarized below:

Scaled Investment Platform. The size and scale of Varagon’s platform provide significant hold and commitment sizes, flexible lending structures and speed of execution for private equity sponsors. Varagon strives to deliver competitive solutions across the debt capital structure to help sponsors achieve their objectives over the complete lifecycle of their investments, providing capital for organic growth, acquisitions, recapitalizations and refinancings. Varagon’s scale and focus on providing lead direct origination capabilities have allowed Varagon to generate consistent deal flow while maintaining a high degree of selectivity on those investment opportunities. Varagon also has significant capacity for add-ons and incremental investment activity for its existing portfolio companies.

Robust Sourcing Drives Lead Lender Opportunities. The investments by the Company are sourced through the direct origination efforts of Varagon investment professionals. Varagon has a seasoned team with deep financial sponsor relationships cultivated throughout their careers. As a result, private equity sponsors have regularly involved Varagon early on in transactions, providing a “first look” and offering “lead lender” opportunities. For the year ended December 31, 2022, Varagon was the lead lender in over 85% of its completed investments. As a lead lender, Varagon seeks to directly “originate-and-hold” transactions, providing greater influence over the entire investment process including diligence (increased access to management teams and data), structuring (tighter covenant packages), economics (higher coupons and upfront fees), and portfolio management (increased frequency and depth of reporting). Supplemented by the strength of the Varagon platform, the Company frequently sees additional financing opportunities with existing companies and sponsors.

Deep, Experienced Investment Team. As of December 31, 2022, Varagon had 49 dedicated investment professionals across the underwriting, sponsor coverage, and capital markets functions. The members of Varagon’s team of senior investment professionals have an average of over 20 years of experience and diverse backgrounds in direct lending, investment banking, private equity, distressed credit, special situations, mezzanine finance and commercial lending. Varagon’s investment professionals have experience investing across asset classes, industries, and business cycles. Additionally, many senior members of Varagon’s investment team have had prior roles that focused on investing in and/or operating middle market U.S. companies.

Disciplined Investment Philosophy. Varagon believes that the investment team’s deep credit investment experience across market cycles, industries, and capital structures provides the foundation for a disciplined investment philosophy. Varagon’s investment philosophy is based on a structured analytical framework, focused on deep fundamental credit analysis and conservative transaction structures. The investment team seeks to employ a disciplined and repeatable investment process that centers on long-term credit performance and principal preservation. This value-oriented investment approach is an iterative, multi-step process, at both the individual investment and overall portfolio levels, that seeks to optimize the desired risk-return profile.

Active and Diligent Portfolio Monitoring. Varagon takes a proactive approach in monitoring its portfolio investments to help identify and address sector or company-specific risks early on or assist companies with potential liquidity issues. Varagon receives and reviews detailed financial information from portfolio companies on a regular basis (no less than quarterly) and maintains a regular dialogue with sponsors and company management teams regarding current and forecasted performance. A significant majority of the Company’s investments are expected to have financial covenants, which will help facilitate efforts to effectively identify and manage risk.

Long-Term Focused Strategic Partnerships. Since inception, Varagon has established several highly-aligned, differentiated relationships that enhance its scale and product offerings for investors. Varagon launched its business in 2014 with an anchor investment from AIG, a leading international insurer with a long-term investment focus and patient capital. This initial capital provided by AIG allowed Varagon to build its market credibility and track record as a direct lead lender. In 2015, Varagon expanded its origination capabilities and investor products by forming the joint venture, SDLP, which invests in senior secured loans to middle market companies, including senior stretch loans (which typically are loans with pricing and leverage that falls between senior loans and unitranche loans) and unitranche loans with the ability to make commitments of up to $350 million. This joint venture provided additional scale, volume and market differentiation by offering attractive one-stop financing commitments to financial sponsors with even greater speed, certainty of execution, and simplicity of documentation. In 2020, Varagon formed a new strategic partnership with Aflac, which made a $3 billion investment commitment to Varagon. As part of that transaction, Aflac purchased a non-controlling minority equity interest in Varagon, demonstrating a commitment to a long-term partnership.

Investment Selection

The Company intends to achieve its investment objective by investing primarily in loans to performing middle market companies controlled by private equity sponsors. The Company will focus on loans to middle market companies that have sustainable competitive advantages, experienced management teams, solid financial performance, stable and recurring cash flow and strong enterprise value. We expect that such companies and their sponsors will require financing from the Company for growth, acquisitions, recapitalizations, refinancings or leveraged buyouts, among other things. The Company generally expects to invest in companies with EBITDA between $10 million and $75 million annually, though we may invest in smaller or larger companies if an attractive opportunity presents itself. We seek to create a balanced portfolio and the size of each investment will depend on the then-current diversification of the Company’s portfolio and the size of its capital base, among other things. The Adviser generally intends to directly originate its investments as a lead lender to allow for deeper diligence, greater control over terms and structure, and superior economics.

Target investments typically exhibit some or all of the following characteristics:

Business Fundamentals:

•
Known industry with attractive underlying trends
•
Established market position and distinct competitive advantages
•
Sustainable and defensible cash flows
•
Consistent historical financial performance over cycles
•
Acceptable macroeconomic risk sensitivity
•
Quantifiable downside scenarios

Structure & Risk Mitigation:

•
Senior capital structure with appropriate leverage supported by the business’ valuation
•
Comprehensive operational and performance-based covenant packages
•
Detailed, regular post-close reporting to monitor performance
•
Portfolio diversification in both type and number of assets

Deal Dynamics:

•
Ability to conduct detailed diligence and drive negotiation of terms and structure
•
Valuation cushion provided by equity and junior capital
•
Reputable sponsor with experience investing in relevant sectors

Investment Process Overview

The following discussion summarizes the current investment process established by the Adviser and Varagon. It is subject to change at any time, which change will be without notice to or approval from the shareholders.

Origination and Sourcing. The Company’s investments will be sourced by the Adviser’s sponsor coverage team. The Adviser’s seasoned sponsor coverage professionals utilize their established relationships with leading financial sponsors and other middle market lenders to directly source most of our transactions. Each sponsor coverage professional maintains long-standing customer relationships and is responsible for covering a specified target market or sector. The strength and breadth of these relationships often result in sponsors providing the Adviser with early opportunities to evaluate prospective investments, allowing the Adviser to be highly selective in screening transactions. Additionally, the Adviser also sources add-on opportunities from financial sponsors of existing borrowers in the form of incremental financings or a change-of-control transaction following the initial financing transaction.

Initial Screening. Initial investment ideas are screened by the sponsor coverage team according to internal business, industry, credit, and pricing guidelines. The investment team, which includes senior members of the sponsor coverage team, Underwriting & Portfolio Management Team (as described in “Item 10. Directors, Executive Officers and Corporate Governance.”) and capital markets team, will analyze the attractiveness of the opportunity. If an investment has received preliminary positive feedback, the investment team will propose a tailored financing solution for the company. Upon further evaluation, if the deal team decides the transaction is worth pursuing, a preliminary recommendation of the merits and risks of the transaction will be presented for an “early read” to senior investment team members, including members of the IC. At this stage, the IC members involved will opine on the nature of the business and industry, fundamental credit quality, areas of focus for diligence, and the proposed capital structure. The IC will evaluate the suitability of the transaction for Varagon and provide a decision for the investment team to proceed with diligence of the transaction.

Investment Due Diligence and Recommendation. Varagon’s experienced team of underwriting professionals follow a bottom-up investing approach to properly understand an investment’s merits, risks, and fundamental values. Due diligence typically includes quantitative and qualitative analyses of a company’s business, historical performance (particularly through a recession), financial statements and projections, industry trends, and a company’s growth potential. In addition, the investment team may utilize research and analyses performed by third parties to conduct comprehensive market, accounting, financial, and legal reviews. Varagon also conducts meetings with company management to gain insight into key business drivers or potential issues that could affect a company’s performance. The investment team may also leverage the insights and expertise of the respective private equity sponsor.

The diligence process is iterative and involves multiple levels of discussion and approval, which is summarized and documented in investment memos, financial models and sensitivity analyses, and a covenant analysis. The entire investment team is kept informed of the deal’s progression during weekly meetings, where additional questions and areas of focus may be internally reviewed before final IC approval.

Investment Approval. Once due diligence has been completed, the deal team will provide a formal, detailed presentation and supplemental reports to the IC for approval. The Adviser’s IC evaluates and approves all of our investments, subject to the oversight of our Board. The IC process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. A majority of the IC must approve any new transaction for the Company. In addition James Ungari, a Senior Adviser to Varagon and the Chairman of Varagon’s Board Risk Management Committee, must provide affirmative approval for workouts and restructurings.

Through December 31, 2021, Steven Warden’s approval was required for any healthcare investment. On January 1, 2022, after more than 30 years in direct lending, Steven Warden transitioned to a senior advisor role at Varagon. In November 2022, Jeffrey Schumacher left Varagon to pursue other opportunities. Prior to his departure, he was responsible for approving the syndication components of any new transaction. Following his departure, the IC comprises three members: Walter Owens, Kevin Marchetti and Charles Riceman. Each new investment, including its syndication components, now requires the approval of a majority of the IC. Mr. Warden and Varagon had prepared for his shift to an advisory role since January 2021 and believe his transition has been smooth due to Mr. Warden’s continued relationship with Varagon as well as Varagon’s deep bench of talent in healthcare sponsor coverage and underwriting. Mr. Schumacher and Varagon also prepared for his departure and expect a smooth transition due to Varagon's deep bench of talent, including the Capital Markets team.

Structuring and Execution. Once the IC has approved a prospective investment, the deal team will work with the company’s management team, the financial sponsor, and if applicable, any other lenders in the capital structure, to finalize the structure and terms of the investment in accordance with the terms and conditions approved by the IC. At this stage, the deal team will utilize information from the due diligence process to finalize the appropriate capital structure and pricing to reflect the inherent risk and fundamental value of the investment. Once an agreement is reached, the deal team will properly document the investment.

Portfolio Monitoring and Management. Portfolio construction and ongoing monitoring seek to optimize returns and minimize risk. Members of the Underwriting & Portfolio Management Team are responsible for post-investment management of each loan until realization. In order to track a company’s compliance with the terms and conditions of the loan agreement, the team performs ongoing multi-layered investment monitoring. As part of reporting requirements, the deal team receives monthly and/or quarterly financial statements, which may include additional management reporting, key performance metrics and additional projections. The deal team will analyze the information from these reports to assess any underlying portfolio or industry trends and identify variances. In addition, the deal team will maintain active, ongoing dialogue with company management and the financial sponsor, which may provide an early read on potential business or credit issues.

On a quarterly basis, the investment team conducts portfolio review and valuation meetings to evaluate individual investments and overall portfolio performance. During the portfolio review process, each investment is assigned an internal risk rating to monitor and identify any actual or potential underperformance of a company that may require corrective action. Our assessment will be based on the following categories, which we refer to as the Adviser’s internal rating. The internal rating system is graded on a scale of 1 to 5, with 5 being the highest probability of default and principal loss:

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

Note: Risk mitigation strategies do not imply an absence of risk.

In the event of a company’s potential or actual underperformance, the investment team will proactively address the challenges and risks identified, which may include amendments, forbearance, waivers and retaining outside consultants. As the deal team is focused on maintaining and preserving the highest value and recovery of a loan, the Adviser may take a more aggressive stance on frequency of contact, performance updates, and/or meetings with management. If a covenant breach occurs or the company fails to meet targeted performance, the Adviser will assess the situation and pursue an appropriate course of action, such as waiving covenants, renegotiating loan terms, and/or forcing a sale of the business.

The Adviser’s internal ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. In addition, risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors.

For any investment rated 3, 4 or 5, the Adviser will increase its monitoring intensity and prepare regular updates for the IC, summarizing key performance indicators and material impending events, and suggesting recommended actions.

The Adviser will monitor and, when appropriate, change the internal ratings assigned to each investment in our portfolio. In connection with our valuation process, the Adviser and the Board, including our audit committee, will review these internal performance ratings on a quarterly basis.

Types of Investments

Once the Adviser determines that a prospective portfolio company is suitable for investment, the Adviser will work with the private equity sponsor, if applicable, the management of the potential borrower and its other capital providers to structure an investment. The Company will primarily invest in floating rate, senior secured loans, which includes both first-lien and unitranche loans. To a lesser extent, the Company may also invest in other types of investments, as described below, that it believes offer compelling value, and other forms of junior capital.

Senior Secured Loans. We will structure investments in senior secured loans by obtaining security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of first priority liens on the assets of the portfolio company borrower, and these securities are commonly referred to as first lien loans. Additionally, senior secured loans can be structured as unitranche loans, which are generally first-lien positions within the capital structure with leverage levels comparable to a combination of first lien and second lien or subordinated loans. Unitranche loans offer borrowers multiple benefits, including a simpler capital stack, less complicated documentation process, lower cost of capital, blended interest rates and lower syndication risk.

Second Lien and Subordinated Loans. We will structure investments in second lien loans as junior, secured loans. We will obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of a portfolio company.

Mezzanine Loans. Structurally, mezzanine loans usually rank subordinate in priority of payment to first-lien and second-lien loans, are often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien loans. However, mezzanine loans rank senior to common and preferred equity in an issuer’s capital structure. Mezzanine loan investments generally offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine loans generally bear a higher stated interest rate than first-lien and second-lien loans.

Equity Investments. In some cases, we may purchase minority equity interests or receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan, which may allow us to achieve additional returns from an investment in the portfolio company. We may structure such equity investments or warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events.

While the types of investments described above will be our primary focus, we also may invest up to 30% of our portfolio in non-qualifying assets, which include without limitation the Subordinated Certificates (as defined below) and subordinated or equity tranches of CLOs, as permitted by the 1940 Act.

Senior Direct Lending Program. SDLP is a joint venture between the Company and Ares Capital Corporation (“ARCC”). SDLP was formed in 2015 by Varagon SDLP, an entity previously wholly owned and controlled by VF1 (currently, as a result of the Merger, wholly owned and controlled by the Company), and ARCC. SDLP was established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. As SDLP is structured as a joint venture, control and management is shared equally between the Company and ARCC.

SDLP is generally able to make individual loan commitments of up to $350 million. SDLP is funded by the Company and ARCC, respectively, as loan commitments are made to its portfolio companies. Any such loan commitment and other material decisions in respect of SDLP must be approved by SDLP’s investment committee. The SDLP investment committee is comprised of two representatives from the Company and two representatives from ARCC. Material actions, including the approval of any investment made by SDLP, must be approved by at least one representative of each of the Company and ARCC. Investments in SDLP may be sourced by either the Company or ARCC through the SDLP investment committee.

SDLP finances its investments through the issuance of securities backed by its loan portfolio, including, in order of seniority, the senior notes, the intermediate funding notes, and subordinated certificates (the “Subordinated Certificates”). ARCC and the Company provide capital to SDLP through the Subordinated Certificates. The Subordinated Certificates are held 87.5% by ARCC and 12.5% by the Company, through its wholly owned subsidiary Varagon SDLP.

The Subordinated Certificates pay a coupon equal to LIBOR plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the senior notes and intermediate funding notes.

Structured Products. In some cases, we may invest in the first loss or subordinated tranches of structured investment vehicles such as CLOs. A CLO is typically a bankruptcy-remote securitization entity that owns senior secured, second lien or unsecured corporate loans. We may invest, directly or indirectly, in the unrated or most subordinated tranches of CLOs or other structured investment vehicles that own middle market or broadly syndicated loans, while other investors may purchase more senior tranches of any such entity’s capital structure.

Covenant-Lite Loans. On occasion, the Company or SDLP may invest in covenant-lite loans if the investment’s credit merits are particularly strong (e.g., high recurring revenue, strong retention rates, market leader, compelling value proposition, highly diversified customer base, etc.), the sponsors are highly reputable and relationship-oriented, and the economic profile is highly favorable (e.g., large established company with greater than $50 million of EBITDA and strong EBITDA margins).

Responsible Investing and Environmental, Social and Governance Policy

Varagon has established a Responsible Investing and Environmental, Social and Governance (“ESG”) Policy for the investment vehicles it manages, including the Company managed by the Adviser. Varagon considers sustainability risks in the conduct of its business both in terms of the investments it makes, and also Varagon’s own conduct as a stakeholder to its investors, investees and society in a responsible manner. Consideration of ESG risks is integrated into Varagon’s investment decision making process and engagement with borrower companies and their private equity sponsors, where possible. Varagon considers ESG factors as a part of its due diligence, underwriting and portfolio management process; however, that does not mean the Company will pursue a specific ESG investment strategy or that a portfolio company will be selected solely on the basis of ESG factors. The Adviser will likely not make investment decisions for the Company solely on the basis of ESG considerations. In evaluating an investment that may have scored less favorably on ESG factors initially, the Adviser will consider other factors, including the prospective borrower’s proposed ESG remediation plans, in its investment decision. Notwithstanding the foregoing, the Company will not invest, directly or indirectly, in any company known to: (a) exploit child labor; (b) engage in gender-based violence or harassment; (c) demonstrate or reinforce systematic racism; (d) produce illegal products or engage in any illegal activities; (e) manufacture or sell pornography; (f) manufacture or principally sell tobacco; (g) manufacture, distribute or sell firearms; (h) engage in making payday loans; (i) engage in the business of oil and gas exploration; (j) operate casinos; or (k) engage in or with products or activities that are banned as per global conventions and agreements or involve the supply or purchase of sanctioned products covered by United Nations sanctions. The foregoing will be monitored by the Adviser as part of its investment process as described above.

Competition

Other entities, including commercial banks, commercial financing companies, BDCs and insurance companies compete to make the types of investments that we plan to make in middle market loans. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we will have and offer a wider array of financial services. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. See “Item 1A. Risk Factors — Risk Relating to Our Business and Structure — Competition for Investments.”

Emerging Growth Company

We operate as an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of an IPO, if any, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, we have an annual investment income of at least $100 million, we have been publicly reporting for at least 12 months, and we have filed at least one annual report on Form 10-K), or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. In addition, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 19333, as amended (the “1933 Act”), for complying with new or revised accounting standards.

Distribution Reinvestment Plan

We have adopted an “opt-out” distribution reinvestment plan (“DRIP") that provides for reinvestment of our dividends and other distributions on behalf of our shareholders in additional common stock. As a result, if our Board authorizes, and we declare, a cash dividend or other distribution, our shareholders’ distributions will be automatically reinvested in additional common stock, unless they specifically opt-out of the DRIP to receive their cash dividends or distributions in cash.

No action will be required on part of a shareholder to have its cash dividends or distributions reinvested in common stock. A shareholder may elect to have its entire distribution reinvested in cash by electing to opt out of the DRIP in its subscription agreement with the Company (the “Subscription Agreement”); thereafter, shareholders must notify the Adviser in writing, so that such notice is received by the Adviser no later than ten (10) business days prior to the record date for distributions to the shareholders. The Adviser will set up an account for common stock acquired through the DRIP for each shareholder and hold such common stock in non-certificated form. Those shareholders whose common stock is held by a broker or other financial intermediary may also opt out of the DRIP by notifying their broker or other financial intermediary of their election.

Shareholders who receive dividends and other distributions in the form of common stock are generally subject to the same U.S. federal, state and local tax consequences as are shareholders who elect to receive their dividends and distributions in cash. However, for shareholders whose cash distributions are reinvested in common stock, such shareholder will not receive cash with which to pay applicable taxes on reinvested dividends and distributions. A shareholder’s adjusted tax basis for determining gain or loss upon the sale of common stock received in a dividend or distribution from us will generally be equal to the cash that would have been received if the shareholder had received the dividend or distribution in cash, unless we were to issue new common stock that is trading at or above NAV, in which case, the shareholder’s basis in the new common stock will generally be equal to their fair market value. Any common stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the common stock is credited to the U.S. shareholder’s account.

The DRIP will be terminable by us upon notice in writing mailed to each shareholder of record at least 30 days prior to any record date for the payment of any distribution by us.

The Private Offering

We intend to offer and sell shares of our common stock to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act) in a private placement in the United States under the exemption provided by Section 4(a)(2) of the 1933 Act and Rule 506(c) under Regulation D promulgated thereunder, and may offer and sell shares of our common stock outside the United States under the exemption provided by Regulation S. Prospective shareholders who intend to acquire shares of our common stock in the Offering are required to complete, execute and deliver a Subscription Agreement.

Shares will be offered for subscription continuously throughout the Fundraising Period (as defined below). Each investor will make a capital commitment (“Capital Commitment”) to purchase shares of our common stock pursuant to a Subscription Agreement entered into with the Company. The “Initial Closing” occurred on June 2, 2022, the first date a shareholder’s Subscription Agreement was accepted by the Company. The Company expects to hold Subsequent Closings for a period of 24 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended by up to an additional 18 months in the sole discretion of the Board (i.e., from 24 months to up to 42 months after the Initial Closing).

The Subscription Agreement provides that investors will be required to fund capital contributions to purchase shares of our common stock (“Drawdowns”) each time a capital call notice is delivered (the “Drawdown Notice”), which the Company intends to deliver at least ten (10) business days prior to the required funding date (the “Drawdown Date”). A Drawdown Notice will specify (i) the amount of the Drawdown (the “Drawdown Amount”); (ii) the portion of the Drawdown Amount to be paid by such investor; (iii) the estimated number of shares to be purchased by such investor (i.e., the portion of the Drawdown Amount to be paid by such investor divided by the per share NAV as of the date of the Drawdown Notice); and (iv) the Drawdown Date. Each Drawdown will be in such amount, in an aggregate, not to exceed an investor’s respective Capital Commitment.

All purchases will be made at a per-share price as determined by the Board (or any authorized committee thereof) as of the end of the most recent calendar quarter prior to the date of the applicable Drawdown Notice or such other date determined by the Board prior to the date of the applicable Drawdown Notice, subject to any adjustments. To ensure that each investor that enters into a Subscription Agreement with the Company during the Fundraising Period shares equitably in the Organizational and Offering Expenses (as defined below), during the first four fiscal quarters following the Fundraising Period (i.e., 24 months after the Initial Closing, unless extended by the Board in its sole discretion as described above), after determining the per-share price for each Drawdown, the Company will, to the extent necessary to cover any Organizational and Offering Expenses, issue to each shareholder a number of shares of common stock determined by dividing (x) the Organizational and Offering Expense Allocation (as defined below) by (y) the per share NAV of the common stock as of the date of the Drawdown Notice. To date, the Adviser has funded all of the Organizational and Offering Expenses incurred by the Company and will continue to do so until the Adviser is reimbursed, pursuant to the Expense Reimbursement Agreement. Organizational expenses will be amortized over time to the Company, which generally will be at different times than when Capital Commitments are drawn from investors in connection with such amounts. As a result, in such instances, the NAV of the common stock as of the date of the Drawdown Notice generally will be impacted by the amortization schedule and not a Drawdown.

“Organizational and Offering Expense Allocation” means the lesser of: (i) the actual amount of Organizational and Offering Expenses incurred at the end of the Fundraising Period; (ii) 0.20% of aggregate Capital Commitments accepted at the end of the Fundraising Period; or (iii) $3.0 million.

“Organizational and Offering Expenses” means all costs and expenses (whether incurred before, on or after the date of the private placement memorandum relating to the Offering) pertaining to the organization and establishment of the Company (including any subsidiaries of the Company and the transactions contemplated by the Merger and the acquisition of the Initial Portfolio), including, without limitation, any related third-party legal, tax and accounting advisory fees and expenses, capital raising expenses (including printing expenses and other similar costs, fees and expenses, and regulatory, compliance, and administrative filings) and other organizational and offering expenses, but excluding the fees of Rondout Partners, LLC (“Rondout”), the Company’s placement agent (or any successor placement agent). The Adviser elected to incur the Organizational and Offering Expenses associated with the Company for the period from July 31, 2019 through March 29, 2022. Such Organizational and Offering Expenses are not reimbursable by the Company. For more information, see “Item 8. Financial Statements and Supplementary Data - Note 2. Significant Accounting Policies” of this Annual Report on Form 10-K..

The per-share price shall be at least equal to NAV per share in accordance with the limitations under Section 23 of the 1940 Act. The NAV per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares outstanding. The Board may set the per-share price above the NAV per share if market conditions and demand for our shares of common stock are such to allow us to sell shares at a premium to its then current NAV. Prior to a Public Listing, no shareholder will be permitted to sell, assign, exchange, pledge, hypothecate, transfer or otherwise dispose of or agree to dispose of (“Transfer”) its common stock or Capital Commitment unless (i) the Adviser provides consent, (ii) the Transfer is in compliance with the restrictions set forth in the Subscription Agreement, and (iii) the Transfer is made in accordance with applicable laws. No shareholder in our Offering will be required to invest more than the total amount of its Capital Commitment.

At the earlier of (i) a Liquidity Event (as defined below), (ii) three (3) years following the date of the closing in which an investor’s Capital Commitment was accepted (an investor’s “Commitment Period”) or (iii) a final, liquidating distribution to all our shareholders, an investor will be released from any further obligation with respect to its undrawn Capital Commitments; provided, however, that an investor will remain obligated to cover any Organizational and Offering Expenses as described above and the Company may maintain a reserve of an investor’s undrawn Capital Commitments to cover any Organizational and Offering Expenses. However, prior to a Public Listing, an investor will remain obligated to fund existing obligations of the Company, to the extent necessary, including to (a) pay Company expenses, including management fees and any amounts that may become due under any borrowings or other financings or similar obligations, or indemnity obligations, (b) complete investments that were in progress prior to the termination of the Commitment Period, (c) fund obligations related to investments made during the Commitment Period, including investment commitments that are funded in phases or that provide for ongoing capital calls to the Company, (d) fund follow-on investments that, in the aggregate, do not exceed 5% of total commitments, (e) fund obligations under any Company guarantee, (f) as necessary for the Company to preserve its RIC tax treatment, and/or, (g) in each of the foregoing cases, to maintain reserves therefor.

In addition to all legal remedies available to us, failure by an investor in the Offering to fund a Drawdown after receiving a Drawdown Notice will (following a cure period of ten (10) business days after the due date for such Drawdown) result in that investor being subject to certain default provisions (a “Defaulting Shareholder”). Defaulting Shareholders may forfeit their right to participate in purchasing additional shares of our common stock on any future Drawdown Date, be required to forfeit a portion of their shares of common stock, be required to appoint the Company as its true and lawful proxy to exercise all voting rights with respect to their shares of common stock to the maximum extent permitted by applicable law, and be subject to other remedies at law or in equity.

Registration Rights Agreements

In connection with the Offering, upon such time that a shareholder becomes the beneficial owner of 10% or more of shares of common stock (collectively, “Holders”), the Company intends to enter into a registration rights agreement with such Holder (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, whenever the Company proposes to register any of its shares of our common stock under the 1933 Act (including primary and secondary registrations), a Holder will have the right to include its shares of our common stock in such registration statement (a “Piggyback Registration”). The Company will give prompt written notice (and in any event within ten (10) days prior to the public filing of the registration statement relating to the Piggyback Registration) to all Holders of its intention to effect such Piggyback Registration and, subject to the terms of the Registration Rights Agreement, will include in such Piggyback Registration (and in all related registrations or qualifications under blue sky laws and in any related underwriting) all shares of common stock held by Holders (“Registrable Securities”) with respect to which the Company has received written requests for inclusion therein within ten (10) days after delivery of the Company’s notice.

Except as expressly provided in the Registration Rights Agreement, all fees and expenses incident to the Company’s performance of or compliance with the Registration Rights Agreement will be paid by the Company. For the avoidance of doubt, each person who sells shares of common stock pursuant to a Piggyback Registration under the Registration Rights Agreement will bear and pay its own outside counsel expenses and all underwriting discounts and commissions applicable to the Registrable Securities sold for such person’s account and all transfer taxes (if any) attributable to the sale of Registrable Securities.

In addition, in connection with any underwritten public offering, each Holder will enter into any lock-up, holdback or similar agreements requested by the underwriter(s) managing such offering, in each case with such modifications and exceptions as may be approved by the Holders.

Liquidity Election

The Board will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner following the fifth anniversary of the end of the Fundraising Period, unless (i) the Company has consummated, or is in the process of consummating, a Liquidity Event (as defined below) or (ii) the term is extended for up to two additional one-year periods with either the approval of a majority of shareholders or if the Company has satisfactorily completed the necessary Private Company Liquidity Requirements (as defined below).

Notwithstanding the foregoing, the Company can extend its term beyond the fifth anniversary of the end of the Fundraising Period for up to a six-month period by the Board, in its discretion, in which case, the terms described above will take effect on the applicable subsequent date.

If the Company has not completed a Liquidity Event or met the Private Company Liquidity Requirements, then beginning on the fifth anniversary of the end of the Fundraising Period (or, if the Company’s term is extended, the applicable subsequent date), the Commitment Period will be suspended (subject to a 60-day period during which the basis for such suspension may be cured). Upon the occurrence of such suspension, shareholders will not be obligated to fund Drawdowns, except for purposes permitted after the Commitment Period, and such suspension will become permanent unless it is cured or revoked within 180 days by a vote of a majority of shareholders.

Furthermore, the common stock is subject to the significant restrictions on Transfer as described above. As a result, if an investor purchases the common stock, its ability to sell the common stock will be severely limited. To provide the shareholders with some liquidity prior to a Liquidity Event, we intend to offer shareholders liquidity through an ongoing share repurchase program, at the sole discretion of the Board. We may also provide liquidity to shareholders by consummating a Public Listing or another Liquidity Event. If we do not provide liquidity through the foregoing means or otherwise, shareholders will receive liquidity in the form of repayments of portfolio investments.

Repurchase Offers

After the end of the Fundraising Period and prior to a Liquidity Event, we intend to offer to repurchase common stock for up to 2.5% of our outstanding common stock per quarter, through one or more repurchase offers. While we expect our Board to consider repurchase offers, we are not required to do so and our Board can determine in its discretion not to authorize any repurchase offers. Such offers to repurchase common stock, including the exact amount of each repurchase offer, will be subject to the applicable requirements of the Exchange Act and the 1940 Act.

If we were to engage in a repurchase offer, shareholders would be able to tender their common stock at a price equal to our NAV per share as of a recent date. Any repurchase offer presented to our shareholders will remain open for a minimum of 20 business days following the commencement of the repurchase offer. In the materials that we send to our shareholders regarding a repurchase offer, we will include the date that the repurchase offer will expire. All tenders for repurchase requests must be received prior to the expiration of the repurchase offer in order to be valid.

We do not plan to repurchase any common stock of any shareholder under the circumstances of death or disability of such shareholder.

To the extent that the number of common stock tendered to us for repurchase exceeds the number of common stock that we have determined to or we are able to purchase, we will repurchase common stock on a pro rata basis. Further, we will have no obligation to repurchase common stock if the repurchase would violate applicable law or impact our ability to maintain our RIC tax treatment. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any year. Our share repurchase offers will have many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

Liquidity Event

We may also provide liquidity to shareholders by completing a Liquidity Event, in which case we will discontinue the share repurchase program described above (and be released from any obligation to make additional share repurchases).

A “Liquidity Event” is defined as any of the following: (i) an IPO or a listing of the common stock on a national securities exchange (a “Public Listing”), (ii) a sale of all or substantially all of our assets to, or other liquidity event with, an entity for consideration of either cash and/or publicly listed securities of the acquirer, which potential acquirers may include entities affiliated with the Administrator, or (iii) a permanent election by the Adviser not to make new investments and to distribute proceeds of investments to shareholders as they are received. Subject to market conditions and any other factors deemed relevant by the Board in its sole discretion, the Company will target to undertake a Public Listing on or prior to the fifth anniversary of the Initial Closing.

Private Company Liquidity Requirements

The Company will have satisfactorily met the Private Company Liquidity Requirements if it has offered to repurchase, in aggregate over the immediately preceding three-year period, at least 50% of the shares of common stock that were outstanding at the beginning of such period (the “Private Company Liquidity Requirements”).

Key Person Event

Unless a Liquidity Event has occurred, we will be required to comply with the obligations below, among others, in order to continue the Company’s investment program. The Company will enter a wind-down upon the occurrence of a “Key Person Event” specified below, during which we will provide liquidity to shareholders through distributions of proceeds received from investments or, at the Adviser’s discretion, by consummating a Liquidity Event. During a wind-down, we will not be permitted to call capital for any purpose other than those permitted after the Commitment Period.

A “Key Person Event” shall occur if, at any time prior to the consummation of a Liquidity Event, fewer than three of Walter Owens, Charles Riceman, Robert Bourgeois, and Kevin Marchetti (or any replacements or additions approved by Varagon’s board of directors, the “Key Persons”), are employed by, or affiliated with, the Adviser, the Administrator or any of its affiliates for any consecutive period that exceeds 60 days. Upon the occurrence of such Key Person Event, the Commitment Period shall automatically be suspended and investors will not be obligated to fund Drawdowns, except for purposes permitted after the Commitment Period, and such suspension will become permanent unless it is cured or revoked within 180 days by a vote of a majority of shareholders.

Employees

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment and administrative operations are managed by the Adviser and the Administrator. The IC is supported by a team of additional experienced investment professionals. The Adviser and the Administrator may hire additional investment and administrative professionals in the future to provide services to us, based upon our needs. See “ — Investment Advisory Agreement” and “ — Administration Agreement.”

In addition, we reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and any internal audit staff, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. See “ — Administration Agreement.”

Determination of Net Asset Value

Determinations in Connection with our Investments

We will determine the NAV per share quarterly. The NAV per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares outstanding.

Our investment assets will be carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) Topic 820—Fair Value Measurement and Disclosures (“ASC Topic 820”). Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available (as defined in the 1940 Act) and (ii) for all other securities and assets, fair value is as determined in good faith by our Board.

Our investment strategy primarily focuses on directly originated loans, primarily senior secured loans and, to a lesser extent, second lien and subordinated or mezzanine loans of, and equity and equity-related securities in, U.S. middle market companies. Given the nature of our investments, our investments generally will be considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investments to be traded or exchanged. As such, we will value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board in accordance with the provisions of ASC Topic 820 and the 1940 Act.

Our audit committee is responsible for assisting our Board in valuing investments that are not publicly traded or for which market quotations are not readily available. Investments for which market quotations are readily available will be valued using market quotations, which generally will be obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board, with the assistance of the Adviser and independent valuation firms, is responsible for determining the fair value in good faith in accordance with the valuation policy approved by our Board. If more than one valuation method is used to measure fair value, the results will be evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We will consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors the Adviser considers relevant. When an external event with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by the external event to corroborate our valuation.

Our Board will make this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value will involve subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market quotation, the fair value of the investments may differ significantly from the values that would have been used had a readily available market quotation existed for such investments, and the differences could be material.

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•
Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•
Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.
•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•
our quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser;
•
preliminary valuation conclusions are then be documented and discussed with the Adviser;
•
our audit committee then reviews these preliminary valuations;
•
at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. Certain investments, however, will not be evaluated by an independent valuation firm unless the NAV and other aspects of such investments in the aggregate exceed certain thresholds; and
•
our Board then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the respective independent valuation firms and our audit committee.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the unrealized gains or losses reflected herein.

On December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act (the “Rule 2a-5”) that establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Board has not designated the Adviser as the fair valuation designee, the Company has established policies and procedures in compliance with the applicable requirements of Rule 2a-5 and Rule 31a-4.

Determinations in Connection with a Drawdown or Closings

In connection with a Drawdown or a Subsequent Closing, as applicable, our Board, or an authorized committee thereof, is required by the 1940 Act to make the determination that we are not selling common stock at a price below our then-current NAV, exclusive of any distributing commissions or discounts (which NAV will be determined as of a time within 48 hours, excluding Sunday and holidays, next preceding the time of such determination). Our Board, or an authorized committee thereof, considers the following factors, among others, in making such determination:

•
the NAV of our common stock disclosed in the most recent periodic report that we filed with the SEC;
•
our management’s assessment of whether any material change in the NAV has occurred (including through the realization of net gains on the sale of our investments) during the period beginning on the date of the most recently disclosed NAV to the period ending 48 hours (excluding Sundays and holidays) prior to the Drawdown Date; and
•
the magnitude of the difference between (i) a value that our Board or an authorized committee thereof has determined reflects the current NAV of our common stock (as of a time within 48 hours, excluding Sundays and holidays), which is based upon the NAV disclosed in the most recent periodic report we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV since the date of the most recently disclosed NAV, and (ii) the NAV of the common stock as of the most recently completed calendar quarter.

Moreover, to the extent that there is even a remote possibility that we may (i) issue common stock at a price below the then-current NAV of our common stock at the time at which the sale is made or (ii) trigger the undertaking to suspend the offering of common stock pursuant to our private placement memorandum relating to the Offering if the NAV fluctuates by certain amounts in certain circumstances until our private placement memorandum relating to the Offering is amended, our Board or an authorized committee thereof will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine NAV within two days prior to any such sale to ensure that such sale will not be below our then-current NAV, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine NAV to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 Act.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

On June 2, 2022, we elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to make long-term, private investments in businesses. A BDC provides its shareholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless approved by “a majority of the outstanding voting securities” as defined by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons”, as that term is defined in Section 2(a)(19) of the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office.

As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage ratio requirement of 200% to 150%, if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur.

In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the Subscription Agreement. The Company may therefore be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our shareholders.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Prior to January 19, 2021, except for registered money market funds, we were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations set forth above without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments ordinarily will subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. Our investment portfolio is also subject to diversification requirements by virtue of our intent to elect to be treated as a RIC for U.S. tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure” for more information.

We are generally not able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if (1) our Board determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders have approved our policy and practice of making such sales within the preceding 12 months. In addition, we may generally issue new common stock at a price below NAV in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which the Adviser or any of its affiliates currently has an investment or to make any co-investments with other funds managed by our investment adviser or other affiliates without meeting the required conditions specified in the exemptive order that we have received from the SEC.

We are subject to examination by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure.”

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s gross assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

(i) does not have any class of securities that is traded on a national securities exchange;

(ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii) is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

(iv) is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2) Securities of any eligible portfolio company controlled by us.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. The regulations defining qualifying assets may change over time. The Company may adjust its investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.

If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in qualifying assets categories (1), (2) or (3). However, in order to count portfolio securities as qualifying assets for the purpose of the 70% requirement, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above in qualifying assets category (1)(c)(iv)) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes typically require the Company to limit the amount it invests with any one counterparty. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only issue warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in the best interests of the Company and the shareholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of the Company’s voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of its outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of a BDC’s total outstanding shares of capital stock.

Senior Securities. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% or 150% if certain requirements under the 1940 Act are met, which we intend to meet immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or common stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary purposes without regard to asset coverage.

Code of Ethics. We and the Adviser have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics does not permit investments by the Adviser’s employees in securities that may be purchased or held by us. The joint code of ethics is available on the SEC’s website at www.sec.gov, and copies of the code of ethics may be obtained, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Compliance Policies and Procedures. We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. George Talarico serves as our Chief Compliance Officer.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31 and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of the Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refers to the Adviser.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

It is the Adviser’s policy to make decisions with respect to client proxies and consents, including any such proxies received by the Company, in our clients’ best interests consistent with our fiduciary duties, taking into account all relevant factors, including without limitation, acting in a manner that will maximize the economic benefits to the client.

The IC, on behalf of the Adviser, votes all proxies in the best interests of the Adviser’s clients pursuant to and in accordance with the investment strategy of each client. For any client who has provided specific voting instructions, that client’s proxy shall be voted in accordance with the client’s written instructions.

Prior to exercising voting authority on any other matter, the IC will review the proxy materials and undertake a reasonable investigation to determine whether any of the matters to be voted on present a material conflict of interest between the Adviser and the interests of its clients. Where the IC determines that no material conflict of interest exists, the matter will be analyzed based on its specific facts and circumstances and the IC will vote on the matter in the best interests of its clients.

You may obtain information about how we voted proxies by making a written request for proxy voting information to: VCC Advisors, LLC, 151 West 42nd Street, 53rd Floor, New York, NY 10036.

Privacy Policy

We are committed to maintaining the privacy of our shareholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties. A copy of our privacy policy will be posted to our website.

Pursuant to our privacy policy, we do not disclose any non-public personal information about our shareholders or former shareholders to anyone, except as permitted by law or as is necessary in order to service shareholder accounts (for example, to a transfer agent or third-party administrator).

We may collect non-public information about shareholders from the Subscription Agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our shareholders or former shareholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information uses it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we restrict access to non-public personal information about our shareholders to employees of the Adviser and its affiliates with a legitimate business need for the information. In order to guard our shareholders’ non- public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our shareholders is generally stored on secured servers located in the United States. An individual shareholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.

Reporting Obligations

We furnish shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

We make available on our website (www.varagon.com/vcc) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “Treasury regulations.”

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our shareholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular shareholders in light of their individual investment circumstances or to some types of shareholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, Non-U.S. shareholders (as defined below) engaged in a trade or business in the United States, persons who have ceased to be U.S. citizens or to be taxed as resident aliens or individual Non-U.S. shareholders present in the United States for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that our shareholders hold their common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the Internal Revenue Service, or “IRS,” regarding any matter discussed herein.

For purposes of this discussion, a “U.S. shareholder” is a beneficial owner of common stock that is for U.S. federal income tax purposes:

•
an individual who is a citizen or resident of the United States;
•
a corporation (or other entity treated as a corporation) created or organized in or under the laws of the United States, any state therein or the District of Columbia;
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust.

For purposes of this discussion, a “Non-U.S. shareholder” means a beneficial owner of common stock for U.S. federal income tax purposes that is neither a U.S. shareholder nor a partnership (or other entity classified as a partnership for U.S. federal income tax purposes).

If a partnership (or other entity classified as a partnership, for U.S. federal income tax purposes) holds our common stock, the treatment of the partnership and each partner for U.S. federal income tax purposes generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A partnership considering an investment in our common stock should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of common stock by the partnership.

Conversion from a Partnership to Corporation

Substantially concurrent with the Initial Closing and immediately prior to our election to be regulated as a BDC, VF1 merged with and into the Company, with the Company as the surviving company in the Merger. As a result, the Company has taken the position that VF1 will be treated as if it had transferred all of its assets, subject to its liabilities, to the Company, in return for stock of the Company, and then distributed such stock to its partners in liquidation of their ownership interests in VF1. To the extent that any beneficial owner of the interests in VF1 on June 2, 2022, the effective date of the Merger, is a C corporation (a “corporate partner”), the Company will be required to pay a corporate-level tax on the net amount of any built-in gains attributable to the corporate partners that the Company recognizes during the five-year period beginning on the effective date of the merger. Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold by the Company in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by the Company in the five-year period, the actual amount of net built-in gain or loss present in those assets as of the acquisition date and effective tax rates. The payment of any such corporate-level tax on built-in gains will be a Company expense that will be borne by all shareholders (not just any former corporate partners) and will reduce the amount available for distribution to shareholders. Alternatively, the Company may make a special election to cause the gain to be recognized immediately prior to the deemed contribution discussed above. The Company does not expect to make such an election.

As noted above, the Company has acquired the Existing Portfolio as a result of the Merger. The Company has no current plan or intent to sell the assets comprising the Existing Portfolio within the five-year period beginning on the date of the Initial Closing, although the Company, in its sole discretion acting in the best interest of the Company, may determine to so sell such assets at any time in the future. As a result, the Company does not expect to be subject to corporate-level tax on any such built-in gains.

Taxation as a Regulated Investment Company

We intend to elect to be treated as a RIC under Subchapter M of the Code and intend to qualify for treatment as a RIC annually thereafter. As a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we timely distribute to our shareholders as dividends.

To qualify as a RIC, we must, among other things:

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Gross Income Test;” and
•
diversify our holdings so that, at the end of each quarter of each taxable year:
•
at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and
•
not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers (other than the securities of other RICs) that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, or the “Diversification Tests.”

In addition, to qualify as a RIC, we must distribute to our shareholders in any taxable year an amount equal to at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we are subject to U.S. federal income tax at corporate rates on such retained capital gains and investment company taxable income. We intend to use commercially reasonable best efforts to distribute at least 90% of our net capital gain but may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated corporate-level U.S. federal income tax, including the 4% U.S. federal excise tax described below.

We are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:

•
at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
•
at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and
•
any income and gains recognized, but not distributed, from previous years on which we paid no U.S. federal income tax.

While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while any senior securities are outstanding unless we meet the applicable asset coverage ratios. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, shareholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

While we intend to elect, and expect to qualify, to be treated as a RIC and intend to qualify to be treated as a RIC annually thereafter, no assurance can be provided that we will qualify as a RIC for any taxable year. For example, we anticipate that we may have difficulty satisfying the Diversification Tests as we deploy initial capital and build our portfolio. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non- qualifying securities or other property. If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend, and non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

The remainder of this discussion assumes that we qualify as a RIC for each taxable year.

Company Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. We monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification of us as a RIC but there can be no assurance that we will be successful in this regard.

Debt Instruments. In certain circumstances, we may be required to recognize taxable income prior to the time at which we receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.

Warrants. Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant and on the nature of the disposition transaction.

Foreign Investments. In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the requirement to pass through to our shareholders their share of the foreign taxes paid by us.

Passive Foreign Investment Companies. We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC.” As a result, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by it to its shareholders. In lieu of the increased income tax and deferred tax interest charges on excess distributions on and dispositions of a PFIC’s shares, we can elect to treat the underlying PFIC as a “qualified electing fund,” provided that the PFIC agrees to provide us with adequate information regarding its annual results and other aspects of its operations. With a “qualified electing fund” election in place, we must include in our income each year our share (whether distributed or not) of the ordinary earnings and net capital gain of a PFIC. In the alternative, we can elect, under certain conditions, to mark-to-market at the end of each taxable year our PFIC shares. We would recognize as ordinary income any increase in the value of the PFIC shares and as an ordinary loss (up to any prior income resulting from the mark-to-market election) any decrease in the value of the PFIC shares. With a “mark-to-market” or “qualified electing fund” election in place on a PFIC, we might be required to recognize in a year income in excess of our actual distributions on and proceeds from dispositions of the PFIC’s shares. Any such income would be subject to the RIC distribution requirements and would be taken into account for purposes of the 4% U.S. federal excise tax (described above).

Controlled Foreign Corporations. If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving adeemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. shareholders. A “U.S. shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and will the income be taken into account for purposes of the 4% excise tax.

Income inclusions from a qualified electing fund or CFC will be “good income” for purposes of the 90% Gross Income Test provided that the qualified electing fund or CFC distributes such income to us in the same taxable year to which the income is included in our income.

Foreign Currency Transactions. Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations if the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our shareholders as ordinary income.

Taxation of U.S. Shareholders

Distributions. Distributions by us generally are taxable to U.S. shareholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate U.S. shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations (“Qualifying Dividends”) and such distributions may be eligible for a maximum U.S. federal tax rate of 20%. In this regard, it is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends.

Distributions of our net capital gains (which are generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gains, which are currently taxable at a maximum rate of 20% in the case of individuals or estates, regardless of the U.S. shareholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such U.S. shareholder’s common stock and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. shareholder.

Shareholders receiving dividends or distributions in the form of additional common stock should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the value of the common stock received, and should have a tax basis of such amount.

Although we currently intend to distribute any net long-term capital gains at least annually, we may in the future decide to retain some or all of our net long-term capital gains and elect to be deemed to have made a distribution of the retained portion to our shareholders (a “deemed distribution”) under the “designated undistributed capital gains” rule of the Code. In that case, among other consequences, we will pay U.S. federal income tax on the retained amount, each U.S. shareholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. shareholder, and the U.S. shareholder will be entitled to claim a credit equal to their allocable share of the U.S. federal income tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. shareholder’s adjusted tax basis for their common stock. Since we expect to pay U.S. federal income tax on any retained capital gains at corporate rates, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of U.S. federal income tax that individual shareholders will be treated as having paid and for which they will receive a credit will exceed the U.S. federal income tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. shareholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for U.S. federal income tax. A shareholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

We or the applicable withholding agent will provide you with a notice reporting the amount of any ordinary income dividends (including the amount of such dividend, if any, eligible to be treated as qualified dividend income) and capital gain dividends by January 31. For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. shareholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, if we pay you a dividend in January which was declared in the previous October, November or December to shareholders of record on a specified date in one of these months, then the dividend will be treated for tax purposes as being paid by us and received by you on December 31 of the year in which the dividend was declared. If a shareholder purchases common stock shortly before the record date of a distribution, the price of the common stock will include the value of the distribution and the shareholder will be subject to U.S. federal income tax on the distribution even though it represents a return of its investment.

Distribution Reinvestment Plan. Under the DRIP, if a U.S. shareholder owns common stock registered in its own name, the Company will reinvest dividends on behalf of the U.S. shareholder, unless the U.S. shareholder specifically opts out of the distribution reinvestment plan by delivering a written notice to the Adviser or our dividend paying agent, as applicable, prior to the record date of the next dividend or distribution. Any distributions reinvested under the DRIP will nevertheless remain taxable to the U.S. shareholder. The U.S. shareholder will have an adjusted tax basis in the additional common stock purchased through the plan equal to the amount of the reinvested distribution. The additional common stock will have a new holding period commencing on the day following the day on which the common stock is credited to the U.S. shareholder’s account.

Dispositions. A U.S. shareholder generally will recognize gain or loss on the sale, exchange or other taxable disposition of common stock in an amount equal to the difference between the U.S. shareholder’s adjusted basis in the common stock disposed of and the amount realized on their disposition. Generally, gain recognized by a U.S. shareholder on the disposition of common stock will result in capital gain or loss to a U.S. shareholder, and will be a long-term capital gain or loss if the common stock has been held for more than one year at the time of sale. Any loss recognized by a U.S. shareholder upon the disposition of common stock held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by the U.S. shareholder. A loss recognized by a U.S. shareholder on a disposition of common stock will be disallowed as a deduction if the U.S. shareholder acquires additional common stock (whether through the automatic reinvestment of dividends or otherwise) within a 61-day period beginning 30 days before and ending 30 days after the date that the common stock is disposed. In this case, the basis of the common stock acquired will be adjusted to reflect the disallowed loss.

Tax Shelter Reporting Regulations. Under applicable Treasury regulations, if a U.S. shareholder recognizes a loss with respect to common stock of $2 million or more for a U.S. shareholder that is an individual, subchapter S corporation, trust or a partnership with at least one non-corporate partner or $10 million or more for a corporate U.S. shareholder that is either a corporation or a partnership with only corporate partners in any single taxable year (or a greater loss over a combination of years), the U.S. shareholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. shareholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. shareholders should consult their own tax advisers to determine the applicability of these regulations in light of their individual circumstances.

Backup Withholding. We are required in certain circumstances to backup withhold on taxable dividends or distributions paid to non-corporate U.S. shareholders who do not furnish us or the dividend-paying agent with their correct taxpayer identification number (in the case of individuals, their social security number) and certain certifications, or who are otherwise subject to backup withholding. Backup withholding is not an additional tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Limitation on Deduction for Certain Expenses A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not treated as a publicly offered RIC, for any calendar year, then a U.S. shareholder that is an individual, estate or trust may be subject to limitations on “miscellaneous itemized deductions” (which are currently not deductible and, beginning in 2026, will be deductible only to the extent they exceed 2% of such a U.S. holder’s adjusted gross income and are not deductible for alternative minimum tax purposes) in respect of its share of expenses that we incur, to the extent that the expenses would have been subject to limitations if the holder had incurred them directly. In this case, we would be required to report the relevant income and expenses on Form 1099-DIV, and affected holders will be required to take into account their allocable share of such income and expenses. We do not expect to qualify as a publicly offered RIC for the current taxable year, but we may qualify as a publicly offered RIC for future taxable years.

Taxation of Non-U.S. Shareholders

Distributions; Dispositions. In general, distributions of our “investment company taxable income” to a Non-U.S. shareholder generally are subject to withholding of U.S. federal tax at a 30% rate (or a lower rate provided by an applicable treaty) to the extent of our current or accumulated earnings and profits unless an applicable exception applies. No withholding will be required with respect to such distributions if (i) the distributions are properly reported to our shareholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. The Company anticipates that a substantial portion of its distributions will qualify for this exemption from withholding. No assurance can be provided, however, that any of our distributions will qualify for this exemption. If such distributions are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if a treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), we will not be required to withhold U.S. federal tax if the Non-U.S. shareholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.

Actual or deemed distributions of our net capital gains to a Non-U.S. shareholder if properly reported by us as capital gain dividends, and gains realized by a Non-U.S. shareholder upon the sale, exchange or other taxable disposition of our common stock, will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States) or, in the case of an individual, the Non-U.S. shareholder was present in the United States for 183 days or more during the taxable year and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the shareholder’s allocable share of the corporate-level U.S. federal income tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale, exchange or other taxable disposition of our common stock, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), such amounts will be subject to U.S. income tax, on a net income basis, in the same manner, and at the graduated rates applicable to, a U.S. shareholder. For a corporate Non-U.S.shareholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale, exchange or other taxable disposition of our common stock that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

Non-U.S. shareholders generally will not be subject to U.S. federal income or withholding tax with respect to gain recognized on the sale or other taxable disposition of common stock.

Under the distribution reinvestment plan, our shareholders who have “opted in” our distribution reinvestment plan will have their cash distributions automatically reinvested in additional common stock, rather than receiving the cash distributions. If the distribution is a distribution of our investment company taxable income and is not properly reported by us as a short-term capital gains dividend or interest-related dividend, the amount distributed (to the extent of our current and accumulated earnings and profits) will be subject to U.S. federal withholding tax as described above and only the net after-tax amount will be reinvested in our common stock. If the distribution is effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if a treaty applies, is attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), generally the full amount of the distribution will be reinvested in the plan and will nevertheless be subject to U.S. federal income tax at the ordinary income rates applicable to U.S. persons. The Non-U.S. shareholder will have an adjusted tax basis in the additional common stock purchased through the plan equal to the amount reinvested. The additional common stock will have a new holding period commencing on the day following the day on which the common stock is credited to the Non-U.S. shareholder’s account.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the common stock.

If we were unable to qualify for treatment as a RIC, any distributions by us would be treated as dividends to the extent of our current and accumulated earnings and profits. We would not be eligible to report any such dividends as interest-related dividends, short-term capital gain dividends, or capital gain dividends. As a result, any such dividend paid to a Non-U.S. shareholder that is not effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States) would be subject to the 30% (or reduced applicable treaty rate) withholding tax discussed above regardless of the source of the income giving rise to such distribution. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Non-U.S. shareholder’s adjusted tax basis, and any remaining distributions would be treated as a gain from the sale of the Non-U.S. shareholder’s common stock subject to taxation as discussed above. For the consequences to the Company for failing to qualify as a RIC, see “ — Failure to Qualify as a RIC” above.

Backup Withholding

The amount of dividends that we pay to any Non-U.S. shareholder will be reported to the Non-U.S. shareholder and to the IRS annually on an IRS Form 1042-S, regardless of whether any tax was actually withheld. Copies of these information returns may also be made available under the provisions of a specific income tax treaty or agreement to the tax authorities of the country in which the Non-U.S. shareholder resides. However, a Non-U.S. shareholder generally will not be subject to backup withholding and certain other information reporting with respect to payments that we make to the Non-U.S. shareholder, provided that we do not have actual knowledge or reason to know that such Non-U.S. shareholder is a “United States person,” within the meaning of the Code, and the Non-U.S. shareholder has given us or the dividend paying agent an IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute form) establishing that it is a Non-U.S. shareholder or otherwise establishes an exemption from backup withholding. Backup withholding is not an additional tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

FATCA

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either: (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by certain specified U.S. persons (or held by foreign entities that have certain specified U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While the Code would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the U.S. Treasury has indicated its intent to eliminate this requirement in subsequent proposed regulations, which state that taxpayers may rely on the proposed regulations until final regulations are issued. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a specified U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on certain payments to certain foreign entities that are not FFIs unless such foreign entities certify that they do not have a greater than 10% U.S. owner that is a specified U.S. person or provide the withholding agent with identifying information on each greater than 10% U.S. owner that is a specified U.S. person. Depending on the status of a Non-U.S. shareholder and the status of the intermediaries through which they hold their common stock, Non-U.S. shareholders could be subject to this 30% withholding tax with respect to distributions on their common stock. Under certain circumstances, a Non-U.S. shareholder might be eligible for refunds or credits of such taxes.

Item 1A. Risk Factors

Investments in the Company involve a high degree of risk. There can be no assurance that our investment objectives will be achieved, or that a shareholder will receive a return of its capital. In addition, there will be occasions when the Adviser and its affiliates may encounter potential conflicts of interest in connection with us. The following considerations should be carefully evaluated before making an investment in the Company.

The following is a summary of the principal risks that you should carefully consider before investing in our common stock.

•
We have a limited operating history and the Adviser has no prior experience managing a BDC.
•
Capital markets are experiencing a period of disruption and instability.
•
Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our portfolio companies and harm our operating results.
•
We are subject to risks related to changes in interest rates.
•
The lack of liquidity in our investments may adversely affect our business.
•
We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•
Our ability to enter into transactions with our affiliates is restricted.
•
The Company will be subject to U.S. federal income tax at corporate rates if it is unable to qualify as a RIC.
•
There is currently no public market for our common stock, and a market for our common stock may never develop.
•
Shareholders may not redeem their shares of common stock.
•
We may compete for investment opportunities with other entities managed by Varagon, subjecting our Adviser to certain conflicts of interest.
•
Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
•
Our investments in middle market companies may be risky, and we could lose all or part of our investments.

Risks Related to the Company’s Business and Structure.

Limited Operating History and No Prior Experience Managing a BDC. VF1 began operations in July 2016 as a limited partnership with a more focused investment mandate and less capital than the Company has. The Company merged with VF1, with the Company as the surviving entity, at the Initial Closing and immediately prior to our election to be regulated as a BDC on June 2, 2022, when the Company began operations. Therefore, we have limited financial information on which a prospective investor can evaluate an investment in our common stock or our prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. In addition, the Adviser has not previously managed a BDC. While we believe that the past professional experiences, including investment and financial experience, will allow the Adviser to manage the Company successfully, there can be no assurance that this will be the case.

Non-Specified Investments and Discretion in Determining Use of Drawdown Amounts. Capital drawn will be used to finance or invest in portfolio companies and investment vehicles that will not be meaningfully described to the shareholders prior to such financing or investment. We also intend to conduct repurchase offers, from time to time, beginning after the end of the Fundraising Period, and we may use a portion of the capital drawn for the repurchase of the common stock pursuant to such repurchase offers. Further, the Adviser will have broad discretion in determining the specific uses of Drawdown Amounts. The Adviser is neither obligated to allocate the Company’s resources to any particular subset or niche market, nor precluded from allocation any of such resources to a particular subset or niche market. Shareholders will not have opportunity to evaluate the economic, financial or other information on which the Adviser bases its decisions on how to use Drawdown Amounts. Shareholders must rely on the judgment and ability of the Adviser with respect to the investment of the Company’s capital. The Company will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from Drawdown Amounts. The Company’s ability to achieve the Company’s investment objective may be limited to the extent that Drawdown Amounts are used to pay operating expenses. No assurance can be given that the Company will be successful in identifying portfolio companies suitable for financing or investment or that, if such financings or investments are made, the objectives of the Company will be achieved. These factors increase the uncertainty, and thus the risk, of investing in the Company.

General Market and Economic Conditions. General economic conditions may affect the Company’s activities. Changing economic, political, regulatory or market conditions, interest rates, general levels of economic activity, the price of securities and debt instruments and participation by other investors in the financial markets (including the impact of the COVID-19 pandemic on the foregoing) may affect the value and number of investments made by the Company or considered for prospective investment. The value of investments may fluctuate in accordance with changes in the financial condition of portfolio companies and other factors that affect the markets in which the Company invests. Economic, political, global health, regulatory or market developments can affect a single obligor, obligors within an industry, economic sector or geographic region, or the market as a whole. Different parts of the market and different types of investments can react differently to these developments. Every investment has some level of market volatility risk. Economic slowdowns or downturns could lead to financial losses in the Company’s investments. In addition, many portfolio companies may be similarly subject to the same economic conditions, which could adversely impact the ability to repay loans made or acquired by the Company. As a result, companies that the Company expected to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. Market conditions, including increased competition, may also cause the Company’s portfolio to comprise assets that differ significantly from the Adviser’s expectations at the time of the initial offering of common stock.

Capital Markets are Experiencing a Period of Disruption and Instability. As a BDC, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019 and the conflict between Russia and Ukraine that began in late February 2022 (see “Terrorist Attacks, Acts of War, Natural Disasters or Pandemics” for more information). Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 pandemic continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our portfolio investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition, the COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations).

Even if capital markets remain stable or improve, conditions could deteriorate again in the future. Past economic downturns or recessions have had a significant negative impact on the operating performance and fair value of middle market companies. For example, between 2008 and 2009, the U.S. and global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Economic Recessions or Downturns, Including as a Result of the COVID-19 Pandemic, Could Impair our Portfolio Companies and Harm our Operating Results. The companies in which we have invested and intend to invest may be susceptible to economic slowdowns or recessions, including as a result of, among other things, the COVID-19 pandemic, elevated levels of inflation, and a rising interest rate environment, and may be unable to repay our debt investments during these periods. The COVID-19 pandemic has disrupted economic markets and the prolonged economic impact is uncertain. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Risks Related to Changes in Interest Rates. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

In response to recent market indicators showing a rise in inflation, the Federal Reserve has raised certain benchmark interest rates in an effort to slow inflation. This rising interest rate environment may impact our cost of capital and net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. Increases in interest rates can make it more expensive to use debt to finance our investments. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

In addition, a substantial amount of our debt investments are based on floating rates, such as LIBOR, EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact our investments, the value of the common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities, loans, and high yield bonds, and could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in common stock less attractive if we are not able to increase our distributions, which could reduce the value of the common stock. Also, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to the Adviser.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. LIBOR has been the reference rate used in floating-rate loans extended to portfolio companies in the Initial Portfolio and, to some degree, is expected to continue to be a reference rate in the Company’s prospective investments for a period of time as the market transitions to alternative rates. Consistent with market practice, the Adviser seeks to include language in credit agreements designed to establish a process for transitioning a term loan from LIBOR to an alternative reference rate, generally prioritizing SOFR. The Adviser expects to stop using LIBOR for term new loans in due course and consistent with market practice. As a result of the foregoing, for some time, it is expected that the interest due to us pursuant to most term loans will be calculated using LIBOR, with provisions made to facilitate replacing LIBOR with a substitute reference rate prior to or concurrent with the phaseout of LIBOR. Uncertainty relating to the calculation process of LIBOR, the valuation of LIBOR alternatives, market practices and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the ICE Benchmark Administration (“IBA”) (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, among other things, to cease providing overnight, 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates (“IBORs”). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.

New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws. These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts. The federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace U.S. dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference U.S. dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act (“Regulation ZZ”). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. The LIBOR Act Regulation ZZ could apply to certain our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Price Declines in the Corporate Leveraged Loan Market. Conditions in the medium- and large-sized U.S. corporate debt market may experience disruption or deterioration in the future, which may cause pricing levels to decline or be volatile. As a result, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Defaults Under a Credit Facility. In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As part of certain credit facilities, the right to make capital calls of shareholders may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, shareholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

Provisions in our Credit Facilities May Limit Discretion. We currently have in place a special purpose vehicle revolving credit facility (the “JPM Facility”) and a revolving credit facility (the “CIBC Facility” and together with the JPM Facility, the “Credit Facilities”), and in the future may enter into additional credit facilities. Our Credit facilities are backed by a portion of our loans and securities on which the lenders have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we breach a covenant under the terms of any of our Credit Facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If we were to default under the terms of any debt instrument relating to any of our Credit Facilities and do not obtain a waiver, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, our Credit Facilities may have customary cross-default provisions. If the indebtedness under our Credit Facilities or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

The terms of certain credit facilities that we enter into may provide (and, in the case of the JPM Facility, provide) that, if we do not draw a minimum funding amount based on the borrowings available under such credit facility, then we must make additional payments to the lender for the difference between that minimum funding amount and the actual amounts we have then borrowed. To the extent that draw amounts are significantly below the stated minimum funding amount, we could be required to make a sizable “make whole” payment to the applicable lender. In addition, the terms of certain credit facilities that we enter into may provide (and, in the case of the JPM Facility, provide) that an optional termination of that credit facility or reduction, in full or in part, of the borrowings available under that credit facility generally will require us to may a “make whole” payment and pay a fee based on the amount of borrowings terminated or reduced, as applicable, under that credit facility. In each of these circumstances, our ability to pay such fees depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. This, in certain circumstances, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by our Credit Facilities may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under our Credit Facilities were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under such Credit Facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

We also may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under any of our Credit Facilities could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Competition for Investments. Other entities, including commercial banks, commercial financing companies, BDCs and insurance companies compete to make the types of investments that we plan to make in middle market loans. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we will have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds or access to funding sources that are not available to us. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. There may be intense competition for financings or investments of the type we intend to make, and such competition may result in less favorable financing or investment terms than might otherwise exist. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. There can be no assurance that there will be a sufficient number of attractive potential investments available to us to achieve target returns. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Broad Authority for Board Action. The Board has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without approval. However, absent shareholder approval, the Board may not change the nature of our business to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Changes in Law, Regulation or Policies. Our portfolio companies and we will be subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our operations may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. These changes could result in material differences to the strategies and plans described herein and may result in a shift in investment focus. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

Changes in Tax Legislation. Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to us and our shareholders, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Reliance on Personnel. Our success depends upon the diligence, skill and network of business contacts of the Adviser investment professionals. They will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. There can be no assurance that the Adviser’s personnel will continue to be associated with the Adviser throughout the life of the Company. Adviser personnel, and any investment professionals that the Adviser may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of Adviser personnel. If the Adviser does not maintain its existing relationships with sources of investment opportunities and does not develop new relationships with other sources of investment opportunities available to us, the Adviser may not be able to grow our investment portfolio. In addition, individuals with whom Adviser personnel have relationships are not obligated to provide us with investment opportunities. Therefore, we and the Adviser can offer no assurance that such relationships will generate investment opportunities for us.

Our ability to achieve our investment objective will also depend on the Adviser’s ability to manage the Company and to grow our investments and earnings. This will depend, in turn, on the Adviser’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objective will depend upon the Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Adviser’s team of investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of the Adviser may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Similarly, the success of the SDLP, in which we hold the Certificates, depends upon the diligence, skill and network of business contacts of the Company, and in the case of the SDLP, also of ARCC, our joint venture partner to the SDLP.

Resignation of Adviser. Generally, the Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement. In certain circumstances, the Adviser may only be able to terminate the Investment Advisory Agreement upon 60 days’ written notice. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, as applicable, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the value of our common stock may decline.

Lack of Diversification and Risks Associated with Significant Investments. Our portfolio may hold a limited number of investments. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and our investments may be concentrated in a relatively limited number of portfolio companies and industries from time to time. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan or investment fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Moreover, even if we invest in a large number of investments, our portfolio is expected to include investments that may be significant, individually or in the aggregate. If a significant investment in one or more companies fails to perform as expected, such a failure could have a material adverse effect on our financial condition and results of operations, and the magnitude of such effect could be more significant than if we had further diversified our portfolio.

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

Because fair values, and particularly fair values of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for our shareholders to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our interests. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

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

Potential Fluctuations in Quarterly Results. We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable and default rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as indicative of performance in future periods. These factors could have a material adverse effect on our results of operations, the value of an investment in our common stock and our ability to pay distributions.

Certain Provisions of the MGCL, the Charter and the Company’s Bylaws Could Deter Takeover Attempts. The Charter and the Bylaws as well as the Maryland General Corporation Law (the “MGCL”) contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for the Company. Among other things, the Charter and the Bylaws:

•
provide that the Board is classified, which may delay the ability of shareholders to change the membership of a majority of the Board;
•
do not provide for cumulative voting;
•
provide that, except for vacancies on the Board caused by the removal of a director by shareholders before the time that the Company has four Independent Directors, newly created directorships and vacancies on the Board may be filled only by a majority vote of directors then in office;
•
provide that directors may be removed only for cause, and only by a supermajority vote of the shareholders entitled to elect such directors;
•
provide that shareholders may only take action (i) at an annual or special meeting of shareholders or (ii) by unanimous written consent;
•
require a supermajority vote of shareholders to effect amendments to certain provisions of the Charter;
•
vest in the Board the exclusive power to amend the Bylaws; and
•
require shareholders to provide advance notice of new business proposals and director nominations under specific procedures.

In addition, except as otherwise provided in the Charter, the affirmative vote of at least 75% of the votes entitled to be cast thereon, with each class or series of stock voting as a separate class, in addition to the affirmative vote of at least 75% of the Board is required to effect a number of actions, including certain business combinations, that the holders of shares of common stock may view as desirable or in their best interest.

Under the MGCL, certain “business combinations,” including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an “interested shareholder”), or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder to the extent such statute is not superseded by applicable requirements of the 1940 Act. Thereafter, any of the specified business combinations must be approved by two supermajority votes of the shareholders unless, among other conditions, holders of the corporation’s common stock receive a minimum price for their shares. However, the Board intends to adopt a resolution exempting from the above restrictions any business combination between the Company and any other person, provided that such business combination is first approved by the Board (including a majority of the Independent Directors). This resolution, however, may be altered or repealed in whole or in part at any time.

These anti-takeover provisions may inhibit a change of control in circumstances that could give the shareholders the opportunity to realize a premium over the market price for the common stock.

Terrorist Attacks, Acts of War, Natural Disasters or Pandemics. Terrorist acts, acts of war, natural disasters, epidemics, pandemics (such as the COVID-19 pandemic), conflicts, social unrest and other social, political and economic conditions may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, natural disasters, pandemics (including other variants of COVID-19) could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In late February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia and Russian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on the Company’s investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and the companies in which the Company invests. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Company’s performance and the value of an investment in the Company.

Cybersecurity Risks. The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee or vendor error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause, among other adverse effects, interruptions or malfunctions in our operations, misstated or unreliable financial data, misappropriation of assets, liability for stolen information, any of which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business (including vendors that provide us with services) may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee and borrower information. Cybersecurity failures or breaches by service providers (including, but not limited to, accountants and custodians), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents that affects our data, resulting in increased costs and other consequences, as described above. The Company, the Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions but these measures, as well as the Company’s increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that the Company’s financial results, operations or confidential information will not be negatively impacted by a cybersecurity or cyber intrusion incident. Substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulation changes (including any regulations to report material cybersecurity incidents adopted by the SEC), and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Our service providers could be impacted by restrictions enacted by private businesses in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

California Consumer Privacy Act (“CCPA”) Considerations. The Company and the Adviser are directly subject to the requirements of the CCPA. The CCPA imposes a number of obligations on covered businesses, including, among others: (a) obligations to comply with certain privacy requests made by California residents; (b) requirements to provide enhanced privacy notice disclosures; and (c) a requirement to ensure that all individuals responsible for handling consumer inquiries about the business’s privacy practices are informed of the CCPA’s requirements. The CCPA is enforceable by the California Attorney General as of July 1, 2020 and authorizes civil penalties for domestic and intentional violations. The CCPA also provides a private right of action but only in connection with certain “unauthorized access and exfiltration, theft, or disclosure” of a California resident’s non-encrypted or non-redacted personal information, if the business failed to implement and maintain reasonable security procedures and practices appropriate to the nature of the information to protect the personal information. There is a risk that the measures taken to comply with the CCPA will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, the Company and the Adviser and their respective affiliates (as relevant) could face significant administrative and monetary sanctions as well as reputational damage which could have a material adverse effect on the operations, financial condition and prospects of the Company. The above considerations also apply to the portfolio companies of the Company and other counterparties with which the Company conducts investment activities.

Exposure to Financial Institutions. The Company may invest in financial instruments issued by financial institutions, such as investment and commercial banks, insurance companies, savings and loan associations, mortgage originators and other companies engaged in the financial services industry (collectively, “financial institutions”). In addition, financial institutions will act as counterparties to the Company in connection with the Company’s investment activities and may provide certain services to the Company. The Company may also gain exposure to these entities through derivative transactions, including, without limitation, options, credit default swaps and credit linked notes, and through long and short strategies. In the course of conducting their business operations, financial institutions are exposed to a variety of risks that are inherent to the financial services industry. Significant risks that could affect the financial condition and results of operations of financial institutions include, but are not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads caused by global and local market and economic conditions; credit-related losses that can occur as a result of an individual, counterparty or issuer being unable or unwilling to honor its contractual obligations; the potential inability to repay short-term borrowings with new borrowings or assets that can be quickly converted into cash while meeting other obligations; operational failures or unfavorable external events; potential changes to the established rules and policies of various U.S. and non-U.S. legislative bodies and regulatory and exchange authorities, such as federal and state securities, bank regulators and industry participants; risks associated with litigation, investigations and/or proceedings by private claimants and governmental and self-regulatory agencies arising in connection with a financial institution’s activities; and its continuing ability to compete effectively in the market.

Litigation Risks. The Company is subject to a variety of litigation risks, particularly if one or more of its portfolio companies face financial or other difficulties. It is by no means unusual for participants to use the threat of, as well as actual, litigation as a negotiating technique. Legal disputes, involving any or all of the Company, the Adviser, or their respective affiliates, may arise from their activities and investments and could have a significant adverse effect on the Company, including the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments.

Legal and Regulatory Risks, Generally. Legal and regulatory changes could occur that may adversely affect the Company. For example, the Company may invest in a number of different industries, some of which are or may become subject to regulation by one or more government agencies in the jurisdictions in which they operate. New and existing regulations, changing regulatory schemes and the burdens of regulatory compliance all may have a material negative impact on the performance of companies that operate in these industries. The Adviser cannot predict whether new legislation or regulation governing those industries will be enacted by legislative bodies or governmental agencies, or the effect that such legislation or regulation might have. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact on the Company’s investment performance.

State Licensing Requirements. We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Risks Related to RICs and BDCs

The Company will be Subject to U.S. Federal Income Tax at Corporate Rates if it is Unable to Qualify as a RIC. Although we intend to elect to be treated as a RIC, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC. To obtain and maintain our qualification as a RIC, we must meet the following source-of-income, asset diversification, and distribution requirements.

The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if (i) at least 50% of the value of our total assets are represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” of any one issuer do not represent more than 5% of our total assets or greater than 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of our assets are invested in securities of any one issuer (other than U.S. government securities and securities of other RICs), the securities (other than securities of other RICs) of any two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or business, or the securities of one or more “qualified publicly traded partnerships.” Failure to meet those requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. We may have difficulty satisfying the diversification requirement during our ramp-up phase until we have a portfolio of investments.

The annual distribution requirement generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC.

If we fail to qualify as a RIC for any reason and therefore become subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Limits on Capital Raising; Asset Coverage Ratio. Our business will require a substantial amount of capital. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and may borrow money from banks or other financial institutions, which are referred to collectively herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met, which we met in connection with our Initial Closing) after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200% (or 150% if certain requirements under the 1940 Act are met, which we met in connection with our Initial Closing). If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, such preferred stock will rank “senior” to our common stock in our capital structure, preferred shareholders will have separate voting rights for certain purposes and may have rights, preferences or privileges more favorable than those of our common stock and the issuance of common stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our shareholders or otherwise be in the best interest of our shareholders.

To the extent we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance our operations. As a BDC, we will not generally be able to issue our common stock at a price below NAV without first obtaining required approvals of our shareholders and our Independent Directors. If we raise additional funds by issuing more of our common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease and our shareholders may experience dilution. In addition to issuing securities to raise capital as described above, we could, in the future, securitize our loans to generate cash for funding new investments. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and improve our profitability.

The 1940 Act Permits us to Incur Additional Leverage with Certain Consents. The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, legislation enacted in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage ratio requirement of 200% to 150%, if certain requirements are met. Under the 1940 Act, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our Independent Directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In addition, the 1940 Act requires non-listed BDCs, like the Company, to offer to repurchase 25% of its securities each quarter following the calendar quarter in which the BDC obtains such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

In connection with the Initial Closing, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreements. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

The Company May Have Difficulty Paying its Required Distributions if the Company Recognizes Income Before or Without Receiving Cash Representing Such Income. For U.S. federal income tax purposes, the Company will include in its taxable income certain amounts that the Company has not yet received in cash, such as original issue discount, which may arise if the Company receives warrants in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in the Company’s taxable income before the Company receives any corresponding cash payments. The Company also may be required to include in its taxable income certain other amounts that it will not receive in cash. Since, in certain cases, the Company may recognize taxable income before or without receiving corresponding cash payments, the Company may have difficulty meeting the annual distribution requirement necessary to maintain its qualification as a RIC. Accordingly, to satisfy its RIC distribution requirements, the Company may have to sell some of its investments at times and/or at prices that it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If the Company is not able to obtain cash from other sources, it may fail to qualify as a RIC and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of the Company’s election to be taxed as a RIC, please see “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”

Distribution and Asset Coverage Ratio Requirements May Impact the Company’s Ability to Grow. In order to satisfy the requirements applicable to RICs and to avoid payment of excise taxes, we intend to distribute to our shareholders substantially all of our ordinary income and capital gain net income except for certain net capital gains, which we intend to retain and to elect to treat as deemed distributions to our shareholders. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which would include all of our borrowings and any preferred stock that we may issue in the future, of at least 200% (or 150% if certain requirements under the 1940 Act are met, which we met in connection with our Initial Closing). This requirement will limit the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, there is no assurance that debt and equity financing will be available to us on favorable terms or at all. In addition, as a BDC, we are not permitted to issue equity securities priced below NAV without shareholder and Independent Director approval. However, if we do obtain the necessary approvals to issue securities at prices below their NAVs, a shareholder’s investment in our common stock will experience dilution as a result of such issuance. If additional funds are not available to us, we could be forced to curtail or cease our lending and investment activities, and our NAV could decrease.

Unrealized Depreciation on Our Loan Portfolio Indicating Future Realized Losses and Reduction in Income Available for Distribution. As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the loans whose market values or fair values decreased. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Qualifying Asset Requirement. As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, this requirement could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we failed to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.

Limits on Transactions with Affiliates. We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the Independent Directors of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we generally will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. The 1940 Act also prohibits certain “joint transactions” with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates or entering into prohibited joint transactions with such persons absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. We have received an exemptive order from the SEC that allows us, subject to the satisfaction of certain conditions, to enter into transactions with certain of our affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Our Status as an “Emerging Growth Company” Under the JOBS Act May Make it More Difficult to Raise Capital as and When We Need it. Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Risks Related to the Private Placement of Common Stock

Capital Commitments and Drawdowns. Until the earlier of a Liquidity Event and a repurchase of all common stock of a shareholder or such later time as set forth under “Item 1. Business — The Private Offering,” each such shareholder will be obligated to fund Drawdowns to purchase additional common stock based on its Capital Commitment at the time the Company makes such financing or investment. To satisfy such obligations, shareholders may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. Failure by a shareholder to timely fund its Capital Commitment may result in some of its common stock being forfeited or subject the shareholder to other remedies available to the Company. Failure of shareholders to contribute their Capital Commitments could also cause the Company to be unable to realize its investment objectives. A default by a substantial number of shareholders or by one or more shareholders who have made substantial Capital Commitments would limit the Company’s opportunities for investment or diversification and would likely reduce returns to the Company. In addition, the Adviser will have broad discretion in determining the specific uses of Drawdown Amounts. See “Non-Specified Investments and Discretion in Determining Use of Drawdown Amounts” for more information.

Exchange Act Filing Requirements. Because the common stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of the common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Our shareholders who subscribe for over 5% of our common stock or, in some circumstances, our shareholders who choose to reinvest their dividends and who therefore see their percentage stake in the Company increased to more than 5% of our common stock, will trigger this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our common stock may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock within a six-month period.

Common Counsel; Interest of Counsel. Eversheds Sutherland (US) LLP, counsel for the Company in connection with the offering of our common stock, advises the Adviser and its affiliates on various matters. Prospective investors should be aware that, to the extent the Company and the Offering would benefit from a review by independent counsel, such benefit has not be provided by the Company.

Investment by ERISA Plans. We intend to conduct our operations so that they will not trigger “prohibited transactions” for benefit plan investors. We will use reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” under the plan asset regulations promulgated by the Department of Labor. The fiduciary of each prospective benefit plan investor must independently determine that our common stock is an appropriate investment for such plan, taking into account the fiduciary’s obligations under the Employee Retirement Income Security Act of 1974 and the facts and circumstances of each investing benefit plan.

Limited Liquidity. There is currently no public market for our common stock, and a market for the common stock may never develop. The common stock is not registered under the 1933 Act, or any state securities law and is restricted as to transfer by law and the terms of the Subscription Agreement. Shareholders generally may not sell, assign or transfer common stock unless (i) the Adviser provides prior written consent, which the Adviser may grant or withhold in its sole discretion, (ii) the Transfer is in compliance with the restrictions set forth in the Subscription Agreement, and (iii) the Transfer is made in accordance with applicable laws. Except in limited circumstances for legal or regulatory purposes or in connection with repurchase offers, as described below, shareholders are not entitled to redeem their common stock. While we may undertake a Liquidity Event, there can be no assurance that any potential liquidity event can be achieved. Furthermore, a Public Listing does not ensure that an actual market will develop for a listed security. In addition, following a Public Listing, shareholders may be restricted from selling or disposing of their shares of common stock by applicable securities laws or contractually by a lock-up agreement with the underwriters of any public offering of the common stock conducted in connection with a Public Listing or otherwise. Accordingly, the shareholders must be prepared to bear the economic risk of an investment in the common stock for an indefinite period of time, as there is no guarantee that any liquidity event other than the ultimate dissolution of the Company will occur, and it cannot be determined when such dissolution can be achieved.

Absence of SEC and Applicable State Securities Commission Reviews. Because we are conducting a private offering that will not be registered under the 1933 Act or under applicable state securities or “blue sky” laws, any offering material will not be reviewed by the SEC or by the equivalent agency of any state or governmental entity. Review by any such agency might result in additional disclosures or substantially different disclosures from those actually included in any offering material.

Certain Regulatory Considerations, Securities Act of 1933. Pursuant to Rule 506 of Regulation D promulgated under the 1933 Act, the Company’s reliance on the “private placement” exemption from registration provided under Regulation D may become unavailable if “covered persons” become subject to a “disqualifying event.” “Covered persons” include beneficial owners of 20% or more of the Company’s outstanding equity securities, calculated on the basis of total voting power rather than on the basis of ownership of any single class of securities (a “20% Beneficial Owner”). In the event that a shareholder that is a 20% Beneficial Owner becomes subject to a disqualifying event, the Company may treat such shareholder as a Defaulting shareholder or take such other equitable measures as it may determine.

Shareholders May Experience Dilution. Shareholders will not have preemptive rights to subscribe to or purchase any common stock issued in the future. To the extent we issue additional equity interests, including in a public offering or at Subsequent Closings during the Fundraising Period, a shareholder’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a shareholder may also experience dilution in the NAV and fair value of our common stock.

Preferred Stock Could be Issued. Although we have no current intention to do so, under the terms of the Charter, the Board is authorized, to the fullest extent permitted by the 1940 Act, to authorize us to issue preferred stock in one or more classes or series without shareholder approval. The Board, subject to the terms of any class or series of stock outstanding at the time, is required to set the preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of each class or series, including preferred stock with terms that might adversely affect the interest of our existing shareholders. If we issue preferred stock, there can be no assurance that such issuance would result in a higher yield or return to the shareholders. The issuance of preferred stock would likely cause the NAV of the common stock to become more volatile.

Significant Financial and Other Resources to Comply with the Requirements of Being a Public Reporting Entity. We will be subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires the Company to file annual, quarterly and current reports with respect to its business and financial condition. The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of disclosure controls and procedures and internal controls, significant resources and management oversight will be required. The Company has implemented disclosure controls and procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on business, financial condition, results of operations and cash flows. The Company expects to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once the Company ceases to be an “emerging growth company” under the JOBS Act As long as the Company remains an emerging growth company, it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in the Company’s internal control over financial reporting go undetected. The Company will remain an emerging growth company for up to five years following an IPO, although if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, it would cease to be an emerging growth company as of the following December 31.

The Company does not Currently Have Comprehensive Documentation of its Internal Controls. We currently are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act and qualify as a “large accelerated filer” or “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public reporting entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and, following an IPO, lead to a decline in the market price of our common stock.

Risks and Conflicts Related to the Adviser

Limited Experience Managing a BDC. The personnel of Varagon and the Adviser have limited prior experience managing a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded companies that satisfy certain provisions of the 1940 Act. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC, which could be material. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder the Company’s ability to take advantage of attractive investment opportunities and, accordingly, the Company’s investment returns could be substantially lower than the returns achieved by other vehicles managed by Varagon.

Conflicts Related to Obligations the Adviser Has to Other Clients. Certain Adviser personnel serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by the Adviser or affiliates of the Adviser. Similarly, the Adviser may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, the Adviser and certain personnel may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Company or our shareholders. The Adviser intends to allocate any investment opportunities in a fair and equitable manner over time; however, there is no assurance that we will be able to participate in all investment opportunities or that investment opportunities will be allocated in a fair and equitable manner over time.

Our investment strategy primarily includes investments in senior secured loans, but we may selectively make investments in second lien and subordinated or mezzanine loans, and equity and equity-related securities. As a result, members of the Adviser’s senior investment team and the IC, in their roles at the Adviser, may face conflicts in the allocation of investment opportunities among us and other entities sponsored or managed by the Adviser, Varagon and its affiliates with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with the Adviser’s allocation policy. Generally, when a particular investment would be appropriate for us as well as other entities sponsored or managed by the Adviser, Varagon and its affiliates, such investment will be apportioned by the Adviser’s senior investment team in accordance with (1) the Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good-faith determination of all relevant factors, including without limitation differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us. The Adviser believes this allocation system is fair and equitable, and consistent with its fiduciary duty to us. In particular, we have disclosed to investors how allocation determinations are made among any investment vehicles sponsored or managed by the Adviser or its affiliates.

As a BDC, the Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without the prior approval of its directors who are not interested persons and, in some cases, the prior approval of the SEC. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. The Company has received an exemptive order from the SEC that permits it, among other things, to co-invest with certain other persons and certain funds managed and controlled by Varagon or an affiliate, subject to the satisfaction of certain conditions. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Fee-Related and Other Economic Potential Conflicts. As a BDC, we are generally limited in our ability to invest in any portfolio company in which the Adviser or any of its affiliates currently has an investment or to make any co-investments with other funds managed by our investment adviser or other affiliates without an exemptive order from the SEC, subject to certain exceptions.

Nonetheless, potential conflicts may arise when the Adviser or its affiliates manage accounts that make performance payments or base management fees to the Adviser or its affiliates at different net rates or subject to different types of calculation methodologies from arrangements with the Company. The Adviser and its affiliates may have an economic incentive to allocate more favorable investment opportunities to, or otherwise for, an account from which the Adviser or an affiliate receives a higher performance payment or in which the Adviser or an affiliate has an ownership or other economic interests. In connection with certain investments made by the Company and investments made by certain clients, the Adviser or its affiliates may receive transaction fees and/or other consideration from portfolio investments in which one or more clients may invest or propose to invest, including portions of investments held by the Company or its subsidiaries, which may create additional conflicts of interest in connection with the structuring and allocation of investments.

Potential Conflicts Arising from the Ability of Varagon to Appoint Members of the IC. Varagon is responsible for appointing the members of the IC, which may include Varagon employees and independent members, and Varagon may replace members of the IC in its sole discretion. Therefore, a conflict may arise in the future to the extent that Varagon appoints an individual to the IC who has conflicts with the Company.

Potential Conflicts Arising from the Placement Agent. A registered representative and managing member of Rondout is also a partner of Varagon. Rondout is acting as the placement agent in connection with the Offering at cost and therefore a partner of Varagon, as a managing member of the placement agent, will indirectly receive compensation relating to such services. Potential conflicts may arise in connection with the foregoing.

Possession of Material Non-Public Information, Limiting the Adviser’s Investment Discretion. Adviser personnel, including members of the IC, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Management Fees and Incentive Fees. Even if the value of a shareholder’s investment declines, the management fee and, in certain cases, the incentive fee payable by us to the Adviser will still be payable to the Adviser. The Management Fee payable to the Adviser is calculated as a percentage of the Company’s adjusted gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts. This management fee calculation may create an incentive for the Adviser to purchase assets with borrowed funds when it is unwise to do so or to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to the Adviser is calculated based on a percentage of our return on invested capital. The incentive fee arrangement may encourage the Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, in the event of a Public Listing, the Management Fee will increase from 0.75% to 1.00% of the average of the Company’s adjusted gross assets (for these purposes, “adjusted gross assets” exclude undrawn capital commitments and cash and cash equivalents but include assets purchased with borrowed amounts). Further, in the event of a Public Listing, the Income Incentive Fee and the Capital Gains Incentive Fees will increase from 12.5% to 20%, but otherwise will be calculated as set forth herein.

Limitation on Liability of the Adviser. The Adviser does not assume any responsibility to us other than to render the services described in, and on the terms of, the Investment Advisory Agreement, and will not be responsible for any action of our Board in declining to follow the advice or recommendations of the Adviser. The Investment Advisory Agreement provides that the Adviser, its officers, members and personnel, and any person controlling or controlled by the Adviser will not be liable to us or our shareholders for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting willful misfeasance, bad faith or gross negligence, in the performance of his or her duties, or by reason of his or her reckless disregard of his or her obligations and duties under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to willful misfeasance, bad faith or gross negligence, in the performance of his or her duties, or by reason of his or her reckless disregard of his or her obligations and duties under the Investment Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Associated with the Company’s Investments

Nature of Investments. We will primarily invest in senior secured loans, but may also selectively invest in second lien and subordinated or mezzanine loans, and equity and equity-related securities.

Senior Secured Loans. There is a risk that the collateral securing our senior secured loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our liens on the collateral securing our loans could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be compelled to enforce our remedies.

Second Lien and Subordinated Loans. We may invest in secured subordinated loans, including second and lower lien loans. Second lien loans are generally second in line in terms of repayment priority. A second lien loan may have a claim on the same collateral pool as the first lien or it may be secured by a separate set of assets. Second lien loans generally give investors priority over general unsecured creditors in the event of an asset sale. The priority of the collateral claims of third or lower lien loans ranks below holders of second lien loans and so on. Such junior loans are subject to the same general risks inherent to any loan investment, including credit risk, market and liquidity risk, and interest rate risk. Due to their lower place in the borrower’s capital structure and possible unsecured or partially secured status, such loans involve a higher degree of overall risk than senior secured loans of the same borrower.

Mezzanine Loans. Our mezzanine loans generally will be subordinated to senior secured loans on a payment basis, are typically unsecured and rank pari passu with other unsecured creditors. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and loss of principal.

Lower Grade Obligations. In addition, our investments will be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade (often referred to as “junk”) by one or more nationally recognized statistical rating agencies at the time of investment or may be unrated but determined by the Adviser to be of comparable quality. Loans or debt securities rated below investment grade are considered speculative with respect to the issuer’s capacity to pay interest and repay principal. The major risks of non-investment grade investments include:

•
Non-investment grade securities may be issued by less creditworthy issuers. Issuers of non-investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of non-investment grade securities, leaving few or no assets available to repay holders of non-investment grade securities.
•
Prices of non-investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of non-investment grade securities than on other higher rated fixed-income securities.
•
Issuers of non-investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments, or the unavailability of additional financing.
•
Non-investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems non-investment grade securities, we may have to invest the proceeds in securities with lower yields and may reduce income.
•
Non-investment grade securities may be less liquid than higher rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the non-investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.
•
We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

Equity and Equity-related Investments. When we invest in senior secured loans, second lien and subordinated or mezzanine loans, we may acquire equity and equity-related securities in a portfolio company, such as rights and warrants that may be converted into or exchanged for the issuer’s common stock or the cash value of the issuer’s common stock. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which would grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in its investment documents if the issuer is in financial distress.

Investments in the Certificates and Subordinated Interests of Structured Vehicles. The Company invests in the Certificates, and in the future may invest in similar first loss or subordinated interests of other structured investment vehicles, including without limitation CLOs (together with other structured investment vehicles, “Structured Vehicles”). Structured Vehicles have leverage embedded in their structures, which can affect the risk and return profile of various tranches of such structures. The Company expects to invest, directly or indirectly, in the unrated or most subordinated tranches of Structured Vehicles that own middle market or other loans and that may be advised by affiliates of the Adviser.

The Company’s rights with respect to first loss or subordinated interest investments in Structured Vehicles, such as the SDLP and CLO equity investments, differ from other types of investments. For example, the Company will not have recourse against the issuers or obligors of the underlying asset pools. If proceeds from the underlying asset pools are not sufficient to provide payments on, or reduce the residual value of, the tranches that the Company, directly or indirectly, holds, the Company will lose money. In addition, the amount of distributions on the Certificates will be affected by, among other things, the timing of purchases of underlying loans, the rates of repayment of or distributions on the underlying loans, the rates of delinquencies and defaults on and liquidations of the underlying loans and any unexpected significant expenses incurred by the Structured Vehicle. Moreover, upon the Structured Vehicle’s failure to satisfy its financial covenants or other covenants or upon the occurrence of any other event of default, proceeds otherwise available for distribution to the subordinated tranches of Structured Vehicle (such as the Certificates) may be required instead to redeem senior tranches or held to satisfy applicable covenants. Interests of the holders of the senior tranches of a Structured Vehicle, in the event of a default or otherwise, may diverge from the interest of the holders of the subordinated tranches, including the Company. In an event of default, payment to the Company may be deferred or significantly reduced and the Company may be unable to exercise additional remedies under the governing documents.

Certificates, including the Certificates, issued in connection with Structured Vehicles may not be registered under the 1933 Act, and may have a limited market or no market, and the Company may not be able to sell such certificates at favorable prices, if at all. Generally, certificates in which the Company invests would be unrated (as is the case with the Certificates); however, a downgrade in more senior tranches could still negatively impact the value of the unrated tranches. In addition, certain downgrades in the ratings of the rated tranches, or a withdrawal of the ratings of a tranche, may result in an event of default under the Structured Vehicle’s governing documents. Moreover, there is no assurance that any holder of any of the issued securities of a Structured Vehicle will fund its respective capital contributions when required. A failure by any such holder to fund any commitment when required, including in the case of the SDLP, may impair the ability of the Structured Vehicle to fund amounts required, resulting in an impairment in the value of the Structured Vehicle, and therefore the Company’s investment in its certificates.

In the case of the SDLP, the Company, as a minority indirect holder of the Certificates, in numerous instances will not control the timing of a redemption or refinancing of, or purchase of certain assets from, the SDLP following certain trigger events, as these rights are reserved to the majority Certificate holder. In the event that the majority Certificate holder elects to direct a redemption or refinancing or exercises its right to purchase those assets from SDLP, the Company will have the right to participate ratably in the proceeds allocated to the Certificates and the right to purchase its pro rata portion of any assets sold to the majority Certificate holder on the same terms. Nonetheless, investment and other material decisions of the SDLP require the approval of the SDLP’s investment committee, which consists of two Company designees and two designees of ARCC. As a result, the Company does not have sole discretionary authority in respect of actions of the SDLP. The Company has no current plan or intent to sell the Certificates within the five-year period beginning on the date of the Initial Closing, although the Company, in its sole discretion acting in the best interest of the Company, may determine to so sell the Certificates at any time in the future.

In October 2014, six federal agencies adopted joint final rules implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Act (the “Final U.S. Risk Retention Rules”) in respect of a variety of financing securitization structures. There is uncertainty as to whether or not the Final U.S. Risk Retention Rules would apply to the SDLP and similar CLOs. While we believe that the SDLP has been structured to comply with the Final U.S. Risk Retention Rules (the “RR Structure”) were they to apply, there can be no assurance that the applicable governmental authorities will agree that the RR Structure, will satisfy any such requirements of the Final

U.S. Risk Retention Rules. To the extent the Final U.S. Risk Retention Rules were determined to apply to the SDLP and the RR Structure was determined to not be compliant with the Final U.S. Risk Retention Rules, the Company, through its indirect interest in the Certificates, could be required to pay damages, transfer interests, be subject to cease and desist orders or other regulatory action, which could materially adversely affect the value of the Certificates.

Risks Associated with Investments in Middle Market Companies. Investment in private and middle market companies involves a number of significant risks including:

•
such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with its investment;
•
such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns;
•
such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us;
•
such companies generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
debt investments in such companies generally may have a significant portion of principal due at the maturity of the investment, which would result in a substantial loss to us if such borrowers are unable to refinance or repay their debt at maturity;
•
our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in such companies;
•
such companies generally have less publicly available information about their businesses, operations and financial condition and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision; and
•
such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Portfolio Company Debt and Equity. Our portfolio companies may have, or may be permitted to incur, other debt or issue equity securities that rank equally with, or senior to, the debt in which we invest. By their terms, such debt instruments or equity securities may entitle the holders to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments with respect to our investments. These debt instruments or equity securities would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt or equity securities. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments or equity securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt or equity securities ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt or equity in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Risks Relating to our Investment in SDLP.

We may make indirect investments in portfolio companies through joint ventures, including SDLP. In general, the risks associated with indirect investments in portfolio companies through a joint venture are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in SDLP, we will nonetheless be exposed to the creditworthiness of SDLP. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the SDLP (i.e., our investment in SDLP could be structurally subordinated to the other obligations of the portfolio company). In addition, we may be required to rely on ARCC, our joint venture partner in SDLP, when making decisions regarding SDLP’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of ARCC in SDLP. See “Risks Associated with the Company’s Investments – Investments in the Certificates and Subordinated Interests of Structured Vehicles” for more information relating to risks associated with the Certificates.

Subordinated Liens on Collateral. Certain debt investments that we may make in portfolio companies will be secured on a subordinated priority basis by the same collateral securing more senior secured debt of such companies. A significant portion of our first lien and unitranche loans may be subordinated to “first-out” revolving loans following certain events with respect to such loans. While such first lien and unitranche loans are expected to have many attributes of senior secured loans, these investments may involve additional risks that could adversely affect such investments. In addition, certain loans that we may make in portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we are so entitled. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then, to the extent not repaid from the proceeds of the sale of the collateral, we will only have an unsecured claim against the company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments may not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

The Company’s Investments Will Be Illiquid and Long Term. We will generally make loans to private companies that are illiquid and may be difficult for us to sell if the need arises. Although portfolio financings and investments by us may generate current income, the return of capital and the realization of gains, if any, from a financing or investment generally will occur only upon the partial or complete satisfaction of the financing conditions or disposition of such investment, which may not occur for a number of years after the investment is made. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded such investments. In addition, we will not be able to sell securities we purchase publicly, if we hold any, unless the sale of such securities is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In addition, in some cases we may be prohibited by contract from selling certain securities we invest in for a period of time or we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we hold a significant portion of a company’s equity or if we have material non-public information regarding that company. Furthermore, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by the Board. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments.

Risks Relating to Covenant-Lite Loans. On occasion, the Company and/or SDLP may invest in covenant-lite loans if the investment’s credit merits are particularly strong (e.g., high recurring revenue, strong retention rates, market leader, compelling value proposition, highly diversified customer base, etc.), the sponsors are highly reputable and relationship-oriented, and the economic profile is highly favorable (e.g., large established company with greater than $50 million of EBITDA and strong EBITDA margins). We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent the Company and/or SDLP invests in “covenant-lite” loans, the Company and/or SDLP may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Limited Number of Portfolio Companies. To the extent we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a more diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

Follow-on Investments in Portfolio Companies. Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•
increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation.

Portfolio Company Leverage. Our portfolio companies will typically have capital structures with significant leverage. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Although the Adviser will seek to structure transactions in an attempt to minimize these risks, such leverage may increase our exposure to adverse economic factors such as rising interest rates, downturns in the general economy or deterioration in the condition of the portfolio company or its sector in its particular industry. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize the value of any equity securities we own and the portfolio company’s ability to meet its obligations under any debt that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Defaults by Portfolio Companies. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Prepayments by Portfolio Companies. We will be subject to the risk that the debt investments we make in portfolio companies may be repaid prior to maturity. The Adviser expects that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, the Adviser may reinvest a portion of these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us.

Economic Recessions or Downturns. Our portfolio companies may be susceptible to market turbulence, economic downturns or recessions. During these periods, the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of our equity investments and the value of collateral securing any debt instruments that we hold. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets, which could harm our operating results. In addition, a prolonged economic downturn or recession could extend our investment time horizon by limiting our ability to achieve timely liquidity events, such as a sale, merger or IPO or the refinancing of our debt investments, and could ultimately impact our ability to realize anticipated investment returns.

Risks Related to Non-Controlling Investments. We expect that at least a majority of investments we make will be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies in which we invest. As a result, we will be subject to the risk that a portfolio company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the equity holders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of such portfolio company.

Risks Associated with Bankruptcy Cases. As part of the Company’s lending activities, the Company may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. While the Company expects that the terms of such financing may result in significant financial returns to the Company, it involves a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Company will correctly evaluate the value of the assets collateralizing the Company’s loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that the Company invests in, the Company may lose all or part of the amounts advanced to the portfolio company or may be required to accept collateral with a value less than the amount of the loan advanced by the Company to the portfolio company.

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to the interests of the Company. Furthermore, there are instances where creditors and equity holders lose their ranking and priority as such if they are considered to have taken over management and functional operation of a debtor.

Generally, the duration of a bankruptcy case can only be roughly estimated. The reorganization of a company usually involves the development and negotiation of a plan of reorganization, plan approval by the creditors and confirmation by a bankruptcy court. This process can involve substantial legal, professional and administrative costs to the debtor company and the Company; it is subject to unpredictable and lengthy delays; and during the process the Company’s competitive position may erode, key management may depart and the debtor company may not be able to operate adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization, in most cases, will not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value. Such investments can result in a total loss of principal. U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in reorganization for purposes of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of securities can be lost by the inflation of the number and amount of claims in, or other gerrymandering of, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.

Furthermore, there are instances where creditors and equity holders lose their ranking and priority as such when they take over management and functional operating control of a debtor. Therefore, depending on the facts and circumstances, including the extent to which the Company actually provided managerial assistance to a portfolio company or its representative or the Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize the Company’s debt investment and subordinate all or a portion of its claim to that of other creditors.

A representative of the Company may serve on creditors’ committees or other groups to ensure preservation or enhancement of its position as a creditor or equity holder. A member of any such committee or group may owe certain obligations generally to all parties similarly situated that the committee represents. If the Company’s representative concludes that the obligations they owe to other parties as a committee or group member conflict with the duties they owe to the Company, they will resign from that committee or group, and the Company will not realize the benefits, if any, of participating on the committee or group. In addition, and also as discussed above, if the Company is represented on a committee or group, it may be restricted or prohibited under applicable law from, disposing of or increasing its investments in such debtor company while it continues to be represented on such committee or group.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, the Company could become subject to a lender’s liability claim, if, among other things, the Company actually renders significant managerial assistance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 151 West 42nd Street, 53rd Floor, New York, NY 10036, and are provided by our Administrator in accordance with the terms of our Administration Agreement.

Item 3. Legal Proceedings

We, and our consolidated subsidiaries and the Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business also is subject to extensive regulation, which may result in regulatory proceedings against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market or Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Until the completion of any Public Listing, our common stock will be offered and sold in the United States in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D promulgated thereunder or outside the United States in transactions exempt from registration under the 1933 Act in accordance with Regulation S. There is no public market for our common stock currently, nor can we give any assurance that one will develop. For this reason, we are not providing the performance graph required by Item 201(e) of Regulation S-K.

Because the shares of common stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” pursuant to Rule 144 under the 1933 Act and may be required to be held indefinitely. Our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the shares of common stock are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in our common stock until a Liquidity Event has occurred. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of our common stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on our common stock and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 27, 2023 we had 50 shareholders of record.

Repurchase Offers

After the end of the Fundraising Period and prior to a Liquidity Event, we intend to offer to repurchase shares of common stock for up to 2.5% of our outstanding shares of common stock per quarter, through one or more repurchase offers. While we expect our Board to consider repurchase offers, we are not required to do so, and our Board can determine in its discretion not to authorize any repurchase offers. Such offers to repurchase shares of common stock, including the exact amount of each repurchase offer, will be subject to the applicable requirements of the Exchange Act and the 1940 Act.

If we were to engage in a repurchase offer, shareholders would be able to tender their of common stock at a price equal to our NAV per share as of a recent date. Any repurchase offer presented to our shareholders will remain open for a minimum of 20 business days following the commencement of the repurchase offer. In the materials that we send to our shareholders regarding a repurchase offer, we will include the date that the repurchase offer will expire. All tenders for repurchase requests must be received prior to the expiration of the repurchase offer in order to be valid.

We do not plan to repurchase any shares of common stock of any shareholder under the circumstances of death or disability of such shareholder.

To the extent that the number of shares of common stock tendered to us for repurchase exceeds the number of shares of common stock that we have determined to, or we are able to purchase, we will repurchase shares of common stock on a pro rata basis. Further, we will have no obligation to repurchase shares of common stock if the repurchase would violate applicable law or impact our ability to maintain our RIC tax treatment. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any year. Our share repurchase offers will have many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

As of December 31, 2022, we have not offered to repurchase shares of common stock.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our shareholders. Our distributions, if any, will be determined by the Board. Any distribution to our shareholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. Income of the Company will be allocated among shareholders based on the number of shares held by all shareholders on the date the applicable income is accrued.

We have adopted an “opt-out” distribution reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our shareholders in additional common stock. As a result, if our Board authorizes, and we declare, a cash dividend or other distribution, our shareholders’ distributions will be automatically reinvested in additional common stock, unless they specifically opt-out of the distribution reinvestment plan to receive their cash dividends or distributions in cash. No action will be required on part of a shareholder to have its cash dividends or distributions reinvested in common stock. A shareholder may elect to have its entire distribution reinvested in cash by electing to opt out of the Company’s distribution reinvestment plan in its Subscription Agreement; thereafter, shareholders must notify the Adviser in writing, so that such notice is received by the Adviser no later than ten (10) business days prior to the record date for distributions to the shareholders. See “Item 1. Business—Distribution Reinvestment Plan” for more information.

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock during the year ended December 31, 2022 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915		$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	(1)	37
Total				$0.5040	$20,833	7,580		$77

(1) Shares were issued on January 27, 2023, the distribution payment date.

Unregistered Sales of Equity Securities and use of Proceeds

All sales of unregistered securities during the year ended December 31, 2022 were reported in a Form 8-K filed with the SEC.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

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

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

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
•
the effect of legal, tax and regulatory changes; and
•
other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent COVID-19 Developments

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may continue to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

Leverage

As a BDC, the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage ratio requirement of 200% to 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company may therefore be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of December 31, 2022, the Company's asset coverage ratio was 244.95%.

Portfolio and Investment Activity

As of December 31, 2022, our portfolio had a fair market value of approximately $666.1 million. The following table summarizes our portfolio and investment activity during the year ended December 31, 2022 (dollars in thousands):

Year Ended December 31, 2022
Investments made in new portfolio companies	$729,801
Aggregate amount in exits and repayments	(52,772)
Net investment activity	$677,029

Portfolio Companies, at beginning of period	—
Number of new portfolio companies	81
Number of exited portfolio companies	(4)
Portfolio companies, at end of period	77

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$492,750	72.6%	$483,831	72.6%
Equity	3,938	0.6	3,938	0.6
Subordinated Certificates of the SDLP	182,007	26.8	178,367	26.8
Total	$678,695	100.0%	$666,136	100.0%

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of December 31, 2022:

	As of December 31, 2022
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	10.3%	11.0%
Equity	N/A	N/A
Subordinated Certificates of the SDLP	13.5	13.8
Total	11.1%	11.7%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2022.

Based on a generally uncertain economic outlook in the United States (which includes a possible recession), we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We also have increased oversight and analysis of credits in any vulnerable industries in an attempt to improve loan performance and reduce credit risk. While we are not seeing signs of an overall, broad deterioration in our operating results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
Investment Performance Rating	Fair Value	Percentage
1	$14,965	2.3%
2	643,637	96.6
3	5,261	0.8
4	—	—
5	2,273	0.3
Total	$666,136	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Amortized Cost	Percentage
Performing	$674,757	100.0%
Non-Accrual	—	—
Total	$674,757	100.0%

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, a rated senior note (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of December 31, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of December 31, 2022, the Company and Ares had agreed to make capital available to the SDLP totaling $1.7 billion, in the aggregate, of which $206.3 million is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. As of December 31, 2022, the Company has funded $182.0 million of its commitment to the SDLP and had $24.3 million in unfunded commitments remaining to the SDLP.

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

The amortized cost and fair value of the Subordinated Certificates held by the Company were $182.0 million and $178.4 million, respectively, as of December 31, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 13.8%, respectively, as of December 31, 2022. For the year ended December 31, 2022, the Company earned interest income of $12.9 million, from its investment in the Subordinated Certificates, of which $6.4 million was in Interest receivable on the Statement of Assets and Liabilities.

As of December 31, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2022, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio (dollars in millions):

As of December 31, 2022
Total first lien senior secured loans(1)	$5,174
Largest loan to a single borrower(1)	$377
Total of five largest loans to borrower(1)	$1,631
Number of borrowers in the SDLP	22
Commitments to fund delayed draw loans (2)	$294

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the investment committee of the SDLP.

Below is a listing of SDLP’s individual investments as of December 31, 2022 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	9.05%	8/31/2028	$171,265	$171,265	$162,702	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.61%	8/31/2028	35,215	35,215	33,454	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	25,113	25,113	23,857	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	2,293	2,293	2,179	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	40,442	40,442	38,420	(2)
Benecon Midco II, LLC	Insurance	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	12/4/2026	171,938	171,938	171,938	(2)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	11.34%	11/21/2024	4,551	4,340	1,911	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	11.34%	11/21/2024	18,369	17,518	7,715	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	11.34% (4.00% PIK)	11/21/2024	125,369	119,560	52,655	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	10.17%	11/21/2024	6,900	6,580	2,898	(2)(3)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	10.28%	4/2/2029	235,815	235,815	235,815	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	6.25%	4/2/2029	19,507	19,507	19,507	(2)
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	7.75%	(Q)	11.84%	6/30/2024	238,820	238,766	214,938	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	LIBOR	+	6.00%	(Q)	9.67%	1/18/2024	146,348	146,289	146,348	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.99%	3/28/2025	66,164	66,164	66,164	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	65,659	65,659	65,659	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	171,875	171,875	171,875	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	4,297	4,297	4,297	(2)
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	10.69%	10/26/2027	9,720	9,720	9,623	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	LIBOR	+	5.50%	(Q)	10.23%	10/26/2027	223,893	223,893	221,654	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.87%	6/8/2026	24,920	24,920	24,920	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.00%	(Q)	9.55%	6/8/2026	104,475	104,475	104,475	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.89%	6/8/2026	12,000	12,000	12,000	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(M)	10.63%	8/17/2029	230,698	230,698	226,084	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	10.63%	8/17/2029	55,816	55,816	54,700	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.29%	12/10/2026	14,114	14,114	13,126	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/10/2026	29,641	29,641	27,566	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.07%	12/10/2026	47,565	47,565	44,236	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.07%	12/10/2026	178,962	178,962	166,435	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	10.14%	11/13/2026	66,150	66,150	65,489	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	10.14%	11/13/2026	127,313	127,313	126,039	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/29/2026	62,329	62,329	61,082	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/29/2026	207,515	207,515	203,365	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	11.65%	5/19/2027	31,155	31,155	28,974	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	LIBOR	+	6.50%	(Q)	11.18%	5/19/2027	186,042	186,042	173,019	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	5/29/2025	262,021	262,021	262,021	(2)

Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	6.25%	5/29/2025	76,382	76,382	76,382	(2)
Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	7.00%	(M)	11.42%	12/14/2027	49,614	49,614	49,614	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	11,595	11,595	11,363	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	46,379	46,379	45,451	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	159,200	159,200	156,016	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	41,530	41,530	40,700	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	42,384	42,384	41,113	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	199,904	199,904	193,907	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Term Loan	SOFR	+	7.00%	(S)	11.11%	11/2/2029	277,255	277,255	268,937	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	24,713	24,713	24,466	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	14,700	14,700	14,553	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	208,338	208,338	206,254	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	58,922	58,922	58,333	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	14,521	14,521	14,231	(2)
Towne Holdings, Inc.	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	8.75%	(Q)	13.79%	8/31/2023	146,866	146,866	143,929	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	308,000	308,000	298,760	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	41,834	41,834	40,579	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	27,171	27,171	26,355	(2)
Total Investments, December 31, 2022									$5,173,577	$5,166,273	$4,958,083

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided is the rate in effect as of December 31, 2022.

(2) Loan includes interest rate floor feature.

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

After performing the investment analysis and income analysis for the year ended December 31, 2022, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the audited financial statements of SDLP are attached as an exhibit to this Annual Report on Form 10-K.

Results of Operations

We commenced investment operations on June 2, 2022 and therefore have no prior periods with which to compare our operating results.

Our operating results for the year ended December 31, 2022 were as follows (dollars in thousands):

Year Ended December 31, 2022
Total investment income	$38,229
Total expenses (including excise tax expense)	16,428
Net investment income	21,801
Net change in unrealized appreciation (depreciation)	(12,559)
Net increase in net assets resulting from operations	$9,242
Net investment income per share - basic and diluted	$0.55
Net increase in net assets resulting from operations per share - basic and diluted	$0.23

Net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio. We expect our portfolio to continue to grow as we raise and deploy capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as LIBOR or SOFR, may affect our investment income over the long term. Increases in interest rates, however, may adversely affect our existing borrowers.

Investment Income

For the year ended December 31, 2022, total investment income was $38.2 million, which was primarily attributable to interest income from investments in our portfolio companies and, to a lesser extent, fee income.

Operating Expenses

Expenses for the year ended December 31, 2022 were as follows (dollars in thousands):

Year Ended December 31, 2022
Base management fees	$2,818
Income-based incentive fees	1,329
Professional fees	1,254
Administrator expenses	728
Interest expenses	8,191
Credit facility fees	1,146
Directors’ fees and expenses	349
Organizational expenses	187
Insurance expenses	240
Other general and administrative	124
Excise tax expense	62
Total expenses	$16,428

For the year ended December 31, 2022 total expenses were $16.4 million. For the year ended December 31, 2022 management and incentive fees totaled $4.1 million.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees for the year ended December 31, 2022 were $9.3 million. All of these expenses are related to the Loan and Security Agreement we entered into with JPMorgan Chase Bank, National Association on June 2, 2022 (the "Loan and Security Agreement" and the revolving credit facility thereunder, the “JPM Facility”).

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the year ended December 31, 2022, we did not have any realized gains or losses on our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the year ended December 31, 2022, we had $(12.6) million of unrealized depreciation on portfolio investments.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2022, the net increase in net assets resulting from operations was $9.2 million or $0.23 per share.

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

As of December 31, 2022, we had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, we held our Initial Closing in connection with the Fundraising Period and entered into subscription agreements with a number of investors providing for the private placement of our shares of common stock. On June 2, 2022, we delivered our first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $124.9 million is from the Adviser and its affiliates, executives and employees of the Adviser, and officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022(dollars in thousands):

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

With respect to distributions, we have adopted an “opt out” distribution reinvestment plan (“DRIP”) for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the DRIP will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock during the year ended December 31, 2022 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915		$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	(1)	37
Total				$0.5040	$20,833	7,580		$77

(1) Shares were issued on January 27, 2023, the distribution payment date.

Income Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and intends to qualify for tax treatment as a RIC annually thereafter. As a RIC, the Company generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. To qualify as a RIC, the Company must meet certain minimum distribution, source-of-income, and asset diversification requirements. The minimum distribution requirements applicable to the RIC require the Company to distribute at least 90% of its investment company taxable income, as defined by the Code, each year.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of December 31, 2022.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof.

Credit Facilities

JPM Facility

On June 2, 2022, the Company's wholly owned subsidiary, VCCF, entered into the Loan and Security Agreement relating to the JPM Facility. The JPM Facility allows VCCF to borrow up to $500 million, subject to certain leverage and borrowing base restrictions, and may potentially be expanded up to $800 million with the consent of the lenders. The JPM Facility’s reinvestment period ends on June 2, 2025 and has a termination date of June 2, 2027.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the year ended December 31, 2022 (dollars in thousands):

Year Ended December 31, 2022
JPM Facility interest	$8,191
JPM Facility unused fees	675
Amortization of debt issuance costs	471
Total interest and financing expenses related to the JPM Facility	$9,337
Weighted average outstanding debt balance of the JPM Facility	$272,019
Weighted average interest rate of the JPM Facility (annualized)	5.2%

On January 26, 2023, the Company entered into Amendment No. 1 to the Loan and Security Agreement relating to the JPM Facility. See “Recent Developments” for more information.

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of December 31, 2022 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
JPM Facility	$270,500	$—	$—	$270,500	$—
Fronted Amount (1)	8,000	$8,000	—	$—	—
Total debt obligations	$278,500	$8,000	$—	$270,500	$—

(1) On December 15, 2022, we and Varagon entered into the Fronting Letter Agreement (the "Fronting Letter"). Pursuant to the Fronting Letter, for purposes of facilitating our funding obligations under or in connection with one or more of our portfolio investments, upon request by us or the Adviser, and the consent of Varagon, Varagon will advance up to an aggregate amount of $15.0 million to us (each advance, a “Fronted Amount”). Each Fronted Amount shall be reimbursed to Varagon by us within 90 days of receipt without any interest or fees. See "Item 8. Financial Statements and Supplementary Data - Note 6. Related Party Transactions" for more information.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Reimbursement Agreement;
•
the Fronting Letter Agreement; and
•
the Placement Agent Agreement.

For more information on the above agreements, see "Item 8. Financial Statements and Supplementary Data - Note 6. Related Party Transactions".

On December 22, 2022, the SEC granted an exemptive order (collectively, the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts managed and controlled by Varagon or an affiliate, subject to the satisfaction of certain conditions. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Board's Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's shareholders and is consistent with its then-current investment objective and strategies. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of December 31, 2022, we had commitments under loan and financing agreements to fund up to $33.0 million to 30 portfolio companies. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2022 is shown in the table below (dollars in thousands):

As of December 31, 2022
Accupac, LLC	$564
ADPD Holdings, LLC.	5
ADPD Holdings, LLC.	2
ADPD Holdings, LLC.	13
ADPD Holdings, LLC.	13
Advanced Web Technologies Holding Company	76
Adviser Investments, LLC	53
Adviser Investments, LLC	9
Arrowhead Holdco Company	19
Boulder Scientific Company, LLC	1,043
BRG Acquisition Co., LLC	600
Cadent, LLC	181
Castleworks Home Services Company	277
Center for Autism and Related Disorders, LLC	2,235
Energy Labs Holdings Corp.	943
Express Wash Acquisition Company, LLC	115
Eye Health America, LLC	1,146
Eye Health America, LLC	456
JTM Foods, LLC	27
KL Bronco Acquisition, Inc.	1,786
KL Bronco Acquisition, Inc.	536
M&D Midco, Inc.	23
M&D Midco, Inc.	12
MDI Buyer, Inc.	7
MWD Management, LLC	233
North Haven Stallone Buyer, LLC	10
OIS Management Services, LLC	1,923
OIS Management Services, LLC	577
Oliver Packaging, LLC	585
Pediatric Home Respiratory Services, LLC	1,063
RFI Buyer, Inc.	14
RFI Buyer, Inc.	12
Senior Direct Lending Program, LLC	10,438
SGA Dental Partners Opco, LLC	4,629
Techmer BB Bidco, LLC	36
Techmer BB Bidco, LLC	7
Turbo Buyer, Inc.	760
United Musculoskeletal Partners Acquisition Holdings, LLC	1,630
USN Opco, LLC	593
USSC Acquisition Corp.	331
Total Unfunded Commitments	$32,982

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

For more information regarding the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see "Item 8. Financial Statements and Supplementary Data- Note 2 Significant Accounting Policies”.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the year ended December 31, 2022, the Company earned PIK interest of $0.1 million.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the year ended December 31, 2022, the Company earned PIK fee income of $0.2 million, which is included in Fee income on the Consolidated Statement of Operations.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of December 31, 2022.

Recent Developments

On January 26, 2023, the Company entered into Amendment No. 1 to the Loan and Security Agreement relating to the JPM Facility, (the “Amendment”). The Amendment, among other things: (i) reduced the borrowings available under the JPM Facility from up to $500 million to up to $300 million, subject to certain leverage and borrowing base restrictions; and (ii) reduced the commitment increase, subject to lender consent, from up to $800 million to up to $600 million.

On January 31, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement” and the senior secured credit facility thereunder, the “CIBC Facility”) among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and CIBC Bank USA, as administrative agent and as sole lead arranger. The CIBC Facility is guaranteed by VCCEH, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the CIBC Facility may be used for general corporate purposes, including the funding of portfolio investments. The initial maximum principal amount of the CIBC Facility is $75 million, subject to availability under the borrowing base, which is based on the Company’s and Guarantor’s portfolio investments and other outstanding indebtedness. Maximum capacity under the CIBC Facility may be increased to $150 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The CIBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

On March 23, 2023, the Board declared a quarterly distribution of $0.2222 per share of common stock, which is payable on March 31, 2023 to shareholders of record as of March 27, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. In addition, U.S. and global capital markets and credit markets are currently experiencing a higher level of stress, which has resulted in an increase in the level of volatility across such markets and may result in a general decline in value of the securities held by us. The effect of this volatility could materially impact our market risks, including risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Because we intend to fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

As of December 31, 2022, all income producing investments in our portfolio were at floating rates indexed to LIBOR and SOFR, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2022, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$20,600	$8,115	$12,485
Up 200 basis points	13,700	5,410	8,290
Up 100 basis points	6,900	2,705	4,195
Down 100 basis points	(6,700)	(2,705)	(3,995)
Down 200 basis points	(13,500)	(5,410)	(8,090)
Down 300 basis points	(20,000)	(8,115)	(11,885)

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Varagon Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Varagon Capital Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022, by correspondence with the custodians, directly with designees of the portfolio companies or debt agents; when replies were not received from the designees of the portfolio companies or debt agents, we performed other auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/ Ernst & Young LLP

Dallas, Texas

March 27, 2023

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

As of
ASSETS	December 31, 2022
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $496,688)	$487,769
Controlled investments, at fair value (amortized cost of $182,007)	178,367
Total investments, at fair value (amortized cost of $678,695)	666,136
Cash	20,416
Interest receivable	9,271
Deferred financing costs	3,572
Prepaid expenses	694
Other assets	83
Total assets	$700,172

LIABILITIES
Revolving credit facility payable (Note 5)	$270,500
Fronting amount payable (Note 6)	8,000
Shareholder distributions payable	9,978
Interest and credit facility fees payable	4,367
Base management fees payable (Note 6)	1,264
Income incentive fees payable (Note 6)	473
Administrator expenses payable	295
Directors' fees and expenses payable	84
Due to affiliates (Note 6)	783
Accounts payable and accrued expenses	751
Total liabilities	296,495

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,490,642 shares issued and outstanding	415
Paid-in capital in excess of par value	414,868
Total accumulated earnings (loss)	(11,606)
Total net assets	$403,677
NET ASSETS PER SHARE	$9.73

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

For the year ended
December 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$25,020
Fee income	332
Total investment income from non-controlled/non-affiliated investments	25,352
From non-controlled/affiliated investments:
From controlled investments:
Interest income	12,877
Total investment income from controlled investments	12,877
Total investment income	38,229

Expenses:
Base management fees (Note 6)	$2,818
Income incentive fees (Note 6)	1,329
Professional fees	1,254
Administrator expenses	728
Interest expenses (Note 5)	8,191
Credit facility fees (Note 5)	1,146
Directors’ fees and expenses	349
Organizational expenses	187
Insurance expenses	240
Other general and administrative expenses	124
Total expenses before taxes	16,366
Net investment income before taxes	21,863
Excise tax expense	62
Net investment income (loss)	21,801

Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(8,919)
Controlled investments	(3,640)
Net change in unrealized appreciation (depreciation) on investments	(12,559)
Net increase (decrease) in net assets resulting from operations	$9,242

Per Common Share Information:
Weighted average shares outstanding (1)	39,848,927
Net investment income per share (basic and diluted) (1)	$0.55
Earnings per share (basic and diluted) (1)	$0.23

(1) Per share data was derived by using the weighted average shares outstanding from the June 2, 2022 (commencement of investment operations) through December 31, 2022 and does not include the 100 shares issued in connection with the Company's seed audit on March 29, 2022 that were subsequently redeemed on June 2, 2022 in connection with the merger of Varagon Fund I, L.P. with and into the Company, with the Company as the surviving entity in the merger.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

	Common Stock			Paid in Capital in		Accumulated	Total
For the year ended December 31, 2022	Shares	Par Amount		Excess of Par		earnings (loss)	Net Assets
Balance at December 31, 2021	—	$—		$—		$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—		—		21,801	21,801
Net change in unrealized appreciation (depreciation) on investments	—	—		—		(12,559)	(12,559)
Capital transactions:
Issuance of common stock	41,486,827	415		414,890		—	415,305
Issuance of common shares pursuant to distribution reinvestment plan	3,915	—	(1)	40		—	40
Redemption of common stock	(100)	—	(1)	—	(1)	—	—
Distributions to shareholders	—	—		—		(20,910)	(20,910)
Tax reclassification of net assets	—	—		(62)		62	—
Total increase (decrease) for the period ended December 31, 2022	41,490,642	415		414,868		(11,606)	403,677
Balance at December 31, 2022	41,490,642	$415		$414,868		$(11,606)	$403,677

(1) Amount is less than $1,000.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

For the year ended
December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,242
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments (1)	(587,666)
Investment increases due to payment-in-kind income	(265)
Repayments of investments	52,772
Net change in unrealized (appreciation) depreciation on investments	12,559
Net amortization (accretion) on investments	(1,401)
Amortization of deferred financing costs	471
Changes in operating assets:
Interest receivable	(9,271)
Prepaid expenses	(694)
Other assets	(83)
Changes in operating liabilities:
Interest and credit facility fees payable	4,367
Base management fees payable	1,264
Income incentive fees payable	473
Administrator expenses payable	295
Directors' fees and expenses payable	84
Due to affiliates (Note 6)	783
Accounts payable and accrued expenses	751
Net cash provided by (used in) operating activities	(516,319)

Cash flows from financing activities:
Proceeds from issuance of common stock (1)	273,170
Redemption of common stock (2)	—
Borrowings on debts	290,500
Repayments of debts	(12,000)
Financing costs paid	(4,043)
Dividends paid in cash	(10,892)
Net cash provided by (used in) financing activities	536,735
Net increase (decrease) in cash	20,416
Cash, beginning of period	—
Cash, end of period	$20,416

Supplemental cash information:
Cash paid during the period for interest	$4,499
Supplemental non cash information:
Non-cash purchase of investment	$142,135
Distributions reinvested	$40

(1) Not inclusive of non-cash purchase of investment.

(2) Amount is less than $1,000.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2022

(dollar amounts in thousands, except per share data)

Company # +	Industry	Type of Investment	Reference Rate and Spread				Interest Rate *	Maturity	Par Amount / Shares	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	5.75%	(Q)	9.46%	05/03/25	5,023	$4,982	$4,872		(1)(6)
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	5.75%	(Q)	9.99%	05/03/25	946	939	918		(1)(6)
AAMP Global Holdings, Inc.	Auto Components	Term Loan	LIBOR	+	5.75%	(Q)	10.48%	11/05/25	14,888	14,732	14,404		(1)(6)
Accupac, LLC	Personal Products	Term Loan	SOFR	+	5.50%	(Q)	10.16%	01/16/26	10,916	10,916	10,643		(1)(6)
Accupac, LLC	Personal Products	Delayed Draw Term Loan	N/A				0.00%	01/16/26	—	—	(14)		(2)(6)
ACP Oak Buyer, Inc.	Health Care Equipment & Supplies	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	08/29/25	5,954	5,868	5,805		(1)(6)
ADPD Holdings, LLC.	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(Q)	10.38%	08/16/28	9	9	8		(6)
ADPD Holdings, LLC.	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(Q)	10.38%	08/16/28	56	55	55		(1)(6)
ADPD Holdings, LLC.	Diversified Consumer Services	Revolver	SOFR	+	6.00%	(Q)	10.38%	08/16/28	2	2	2		(2)(6)
ADPD Holdings, LLC.	Diversified Consumer Services	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	—		(2)(6)
ADPD Holdings, LLC.	Diversified Consumer Services	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	—		(2)(6)
ADPD Holdings, LLC.	Diversified Consumer Services	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	—		(2)(6)
Advanced Web Technologies Holding Company	Commercial Services & Supplies	Term Loan	LIBOR	+	6.50%	(M)	10.85%	12/17/26	24	23	23		(1)(6)
Advanced Web Technologies Holding Company	Commercial Services & Supplies	Delayed Draw Term Loan	N/A				0.00%	12/17/26	—	(2)	(1)		(2)(6)
Adviser Investments, LLC	Capital Markets	Delayed Draw Term Loan	N/A				0.00%	08/31/28	—	(1)	(1)		(2)(6)
Adviser Investments, LLC	Capital Markets	Term Loan	SOFR	+	4.50%	(Q)	8.90%	08/31/28	38	37	37		(1)(6)
Adviser Investments, LLC	Capital Markets	Revolver	N/A				0.00%	08/31/28	—	—	—		(2)(6)
AIM Acquisition, LLC	Aerospace & Defense	Term Loan	LIBOR	+	5.25%	(S)	10.46%	12/02/25	11,000	10,746	10,560		(1)(6)
Air Comm Corporation, LLC	Aerospace & Defense	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	10.23%	07/01/27	3,579	3,554	3,480		(1)(6)
Air Comm Corporation, LLC	Aerospace & Defense	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	10.23%	07/01/27	1,145	1,137	1,113		(1)(6)
Air Comm Corporation, LLC	Aerospace & Defense	Term Loan	LIBOR	+	5.50%	(Q)	10.23%	07/01/27	1,674	1,663	1,628		(1)(6)
Alta Buyer, LLC	IT Services	Term Loan	SOFR	+	6.00%	(Q)	10.73%	12/21/27	100	97	97		(1)(6)
Any Hour, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.19%	07/21/27	675	663	655		(6)
Any Hour, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.18%	07/21/27	2,750	2,700	2,668		(6)
Any Hour, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.17%	07/21/27	4,046	3,972	3,925		(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.61%	08/31/28	2,227	2,197	2,127		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.61%	08/31/28	19	19	17		(2)(6)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	8.61%	08/31/28	207	204	198		(1)(6)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	9.05%	08/31/28	1,070	1,055	1,022		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.61%	08/31/28	2,558	2,523	2,443		(1)(6)
Barnet Products LLC	Personal Products	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	07/28/26	5,898	5,898	5,765		(1)(6)
BC Group Holdings, Inc.	Electronic Equipment, Instruments & Components	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	12/21/24	19	19	19		(1)(6)
BC Group Holdings, Inc.	Electronic Equipment, Instruments & Components	Term Loan	LIBOR	+	5.00%	(S)	10.15%	12/21/24	7,425	7,421	7,350		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.92%	05/22/24	8,943	8,832	8,808		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.92%	05/22/24	1,973	1,949	1,943		(1)(6)
BioCare Medical, LLC	Health Care Equipment & Supplies	Term Loan	SOFR	+	7.00%	(M)	11.42%	12/09/27	1,500	1,456	1,500		(1)(6)
Boulder Scientific Company, LLC	Chemicals	Delayed Draw Term Loan	N/A				0.00%	12/28/25	—	(1)	(23)		(2)(6)
Boulder Scientific Company, LLC	Chemicals	Term Loan	LIBOR	+	4.25%	(Q)	7.99%	12/28/25	5,863	5,805	5,731		(1)(6)
BRG Acquisition Co., LLC	Health Care Technology	Term Loan	SOFR	+	5.50%	(Q)	10.23%	07/26/28	6,883	6,755	6,745		(1)(6)
BRG Acquisition Co., LLC	Health Care Technology	Revolver	N/A				0.00%	07/26/28	—	(11)	(12)		(2)(6)
Cadent, LLC	Media	Term Loan	LIBOR	+	6.50%	(Q)	11.23%	09/11/25	3,765	3,697	3,652		(1)(6)
Cadent, LLC	Media	Term Loan	LIBOR	+	6.50%	(Q)	11.23%	09/11/25	3,535	3,472	3,429		(1)(6)
Cadent, LLC	Media	Revolver	N/A				0.00%	09/11/25	—	(5)	(5)		(2)(6)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	SOFR	+	5.50%	(M)	9.92%	06/29/28	399	387	379		(2)(6)
Castleworks Home Services Company	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(M)	9.92%	06/29/28	5,652	5,549	5,483		(1)(6)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	14.79% PIK	10/11/23	126	126	126		(2)(6)

Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	14.81% PIK	10/11/23	279	279	279	(2)(6)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	14.84% PIK	10/11/23	1,519	1,519	1,519	(6)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	14.81% PIK	10/11/23	349	349	349	(6)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	10.48%	06/18/24	1,819	1,813	1,783	(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	10.48%	06/18/24	3,017	3,007	2,957	(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Term Loan	LIBOR	+	5.75%	(Q)	10.48%	06/18/24	206	205	202	(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Term Loan	LIBOR	+	5.75%	(Q)	10.48%	06/18/24	5,872	5,851	5,755	(1)(6)
Corevitas, LLC	Life Sciences Tools & Services	Term Loan	SOFR	+	6.50%	(M)	10.92%	12/13/25	100	97	99	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Delayed Draw Term Loan	LIBOR	+	4.75%	(S)	8.28%	12/31/25	3,966	3,958	3,906	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Delayed Draw Term Loan	LIBOR	+	4.75%	(S)	9.96%	12/31/25	421	420	414	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Delayed Draw Term Loan	LIBOR	+	4.75%	(S)	9.90%	12/31/25	1,669	1,665	1,644	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Term Loan	LIBOR	+	4.75%	(S)	8.92%	12/31/25	1,357	1,354	1,336	(1)(6)
Energy Labs Holdings Corp.	Energy Equipment & Services	Delayed Draw Term Loan	N/A				0.00%	04/07/28	—	—	(31)	(2)(6)
Energy Labs Holdings Corp.	Energy Equipment & Services	Term Loan	SOFR	+	5.25%	(M)	9.57%	04/07/28	7,760	7,655	7,508	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.25%	(M)	9.67%	12/06/25	3,042	3,017	3,012	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.67%	12/06/25	1,311	1,300	1,298	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.25%	(M)	9.67%	12/06/25	355	352	352	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.25%	(M)	9.67%	12/06/25	253	250	250	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.75%	(S)	9.75%	12/06/25	10	10	10	(1)(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.43%	07/14/28	174	171	170	(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.31%	07/14/28	262	257	256	(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.32%	07/14/28	292	287	286	(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.55%	07/14/28	413	405	405	(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Revolver	SOFR	+	6.50%	(Q)	10.32%	07/14/28	64	62	62	(2)(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Revolver	SOFR	+	6.50%	(Q)	10.83%	07/14/28	77	74	74	(2)(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Term Loan	SOFR	+	6.50%	(Q)	10.32%	07/14/28	6,087	5,977	5,966	(1)(6)
Eye Health America, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.79%	07/26/28	1,552	1,516	1,478	(2)(6)
Eye Health America, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(S)	9.79%	07/26/28	4,190	4,121	4,074	(1)(6)
Eye Health America, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.00%	(Q)	8.96%	07/26/28	60	56	53	(2)(6)
Eye Health America, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.00%	(S)	9.79%	07/26/28	84	78	74	(2)(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	10.48%	12/30/26	2,651	2,604	2,545	(1)(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	10.48%	12/30/26	618	617	593	(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Term Loan	LIBOR	+	5.75%	(Q)	10.48%	12/30/26	633	622	607	(1)(6)
Heartland Veterinary Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.06%	(M)	9.48%	12/10/26	1,327	1,316	1,288	(1)
Heartland Veterinary Partners, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.06%	(M)	9.48%	12/10/26	9,575	9,495	9,288	(1)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	05/30/24	1,583	1,569	1,563	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	05/30/24	868	860	857	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	05/30/24	891	883	880	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	05/30/24	5,752	5,701	5,680	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	05/30/24	828	821	818	(1)(6)
Integrity Marketing Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	6.05%	(Q)	9.58%	08/27/25	7,701	7,701	7,586	(1)(6)
Integrity Marketing Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	6.05%	(Q)	10.81%	08/27/25	3,214	3,214	3,166	(1)(6)
JTM Foods, LLC	Food Products	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	05/14/27	71	69	68	(1)(6)
JTM Foods, LLC	Food Products	Revolver	LIBOR	+	5.25%	(Q)	9.08%	05/14/27	2	1	1	(2)(6)
KeyImpact Holdings, Inc.	Food & Staples Retailing	Term Loan	LIBOR	+	4.75%	(Q)	9.03%	06/21/26	4,171	4,144	4,077	(1)(6)
KL Bronco Acquisition, Inc.	Personal Products	Delayed Draw Term Loan	N/A				0.00%	06/30/28	—	(16)	(54)	(2)(6)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.25%	(M)	9.58%	06/30/28	71	66	63	(2)(6)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.25%	(M)	9.67%	06/30/28	107	99	94	(2)(6)
KL Bronco Acquisition, Inc.	Personal Products	Term Loan	SOFR	+	5.25%	(M)	9.67%	06/30/28	3,919	3,847	3,801	(1)(6)
KNPC Holdco, LLC	Food Products	Term Loan	SOFR	+	5.75%	(Q)	10.17%	10/20/28	8,164	8,053	7,878	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.15%	05/31/26	2,300	2,270	2,225	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.97%	05/31/26	2,822	2,785	2,730	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Term Loan	SOFR	+	4.75%	(M)	9.17%	05/31/26	848	837	820	(1)(6)
M&D Midco, Inc.	Auto Components	Term Loan	SOFR	+	5.75%	(S)	10.70%	08/31/28	65	64	64	(1)(6)
M&D Midco, Inc.	Auto Components	Delayed Draw Term Loan	N/A				0.00%	08/31/28	—	—	(1)	(2)(6)
M&D Midco, Inc.	Auto Components	Revolver	N/A				0.00%	08/31/28	—	—	—	(2)(6)
MDI Buyer, Inc.	Chemicals	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.30%	07/25/28	24	23	23	(6)
MDI Buyer, Inc.	Chemicals	Revolver	SOFR	+	5.75%	(S)	10.20%	07/25/28	1	1	1	(2)(6)
MDI Buyer, Inc.	Chemicals	Revolver	SOFR	+	5.75%	(S)	10.30%	07/25/28	2	2	2	(2)(6)
MDI Buyer, Inc.	Chemicals	Term Loan	SOFR	+	5.75%	(S)	10.54%	07/25/28	66	65	65	(1)(6)
Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.38%	(Q)	10.11%	03/04/25	5,954	5,930	5,850	(1)(6)

Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(S)	9.73%	03/04/25	10	10	10	(1)(6)
MWD Management, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.89%	06/15/27	2,000	1,982	1,930	(6)
MWD Management, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.00%	(Q)	9.68%	06/15/27	267	258	249	(2)(6)
MWD Management, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(S)	9.89%	06/15/27	2,494	2,449	2,406	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/21/25	179	179	176	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/21/25	1,479	1,479	1,453	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/21/25	9,257	9,256	9,095	(1)(6)
NJEye, LLC	Health Care Providers & Services	Term Loan	SOFR	+	4.75%	(S)	7.63%	09/14/24	7,084	7,084	6,996	(1)(6)
NJEye, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	7.63%	09/14/24	1,771	1,771	1,748	(1)(6)
NJEye, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	7.75%	09/14/24	216	216	213	(1)(6)
NJEye, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.02%	09/14/24	929	929	918	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(S)	8.29%	05/24/27	485	481	467	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(S)	8.51%	05/24/27	1,562	1,548	1,503	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(S)	10.21%	05/24/27	865	858	833	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	10.12%	05/24/27	881	874	848	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	10.17%	05/24/27	1,414	1,401	1,361	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Term Loan	SOFR	+	5.00%	(S)	10.05%	05/24/27	1,117	1,107	1,075	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	N/A				0.00%	05/24/27	—	—	—	(2)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.18%	10/30/25	3,601	3,586	3,538	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.66%	10/30/25	5,845	5,815	5,743	(1)(6)
OIS Management Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	N/A				0.00%	11/16/28	—	(57)	(48)	(2)(6)
OIS Management Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	6.00%	(Q)	10.33%	11/16/28	5,000	4,853	4,875	(1)(6)
OIS Management Services, LLC	Health Care Providers & Services	Revolver	N/A				0.00%	11/16/28	—	(17)	(14)	(2)(6)
Oliver Packaging, LLC	Containers & Packaging	Revolver	N/A				0.00%	07/06/28	—	(9)	(12)	(2)(6)
Oliver Packaging, LLC	Containers & Packaging	Term Loan	SOFR	+	5.00%	(Q)	9.73%	07/06/28	4,014	3,949	3,934	(1)(6)
ORG USME Buyer, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(S)	10.79%	11/24/26	7,463	7,328	7,257	(1)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.17%	12/04/24	426	421	415	(1)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	10.67%	12/04/24	1,431	1,417	1,388	(2)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(M)	10.17%	12/04/24	4,574	4,512	4,448	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	9.98%	05/29/25	356	356	351	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	05/29/25	5,598	5,598	5,514	(1)(6)
Polk Acquisition Corp.	Distributors	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.57% (1.00% PIK)	12/20/24	389	386	371	(1)(6)
Polk Acquisition Corp.	Distributors	Term Loan	SOFR	+	5.25%	(M)	9.57% (1.00% PIK)	12/20/24	10,589	10,507	10,113	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.42%	08/31/27	7,328	7,245	7,071	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	10.42%	08/31/27	3,589	3,549	3,464	(1)(6)
Prelude Fertility, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	7.00%	(S)	11.70%	12/07/23	2,116	2,065	2,084	(1)(6)
Prelude Fertility, Inc.	Health Care Providers & Services	Term Loan	SOFR	+	7.00%	(S)	11.70%	12/07/23	7,838	7,704	7,720	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.75%	(M)	10.13%	01/02/25	3,617	3,575	3,563	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.75%	(M)	10.13%	01/02/25	4,405	4,353	4,338	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.75%	(M)	10.13%	01/02/25	2,979	2,944	2,934	(1)(6)
Project Leopard Holdings, Inc.	Software	Term Loan	SOFR	+	5.25%	(S)	9.80%	07/20/29	100	93	91	(1)(6)(7)
Q-Centrix, LLC	Health Care Technology	Term Loan	LIBOR	+	4.50%	(Q)	9.23%	05/30/25	1,069	1,064	1,047	(1)(6)
Q-Centrix, LLC	Health Care Technology	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	9.23%	05/30/25	4,886	4,866	4,788	(1)(6)
Race Winning Brands, Inc.	Auto Components	Term Loan	LIBOR	+	5.25%	(M)	9.63%	11/16/27	14,925	14,791	14,402	(1)(6)
Resolute Industrial, LLC	Trading Companies & Distributors	Term Loan	LIBOR	+	4.50%	(Q)	9.23%	03/07/25	10,350	10,350	10,324	(1)(6)
Resolute Industrial, LLC	Trading Companies & Distributors	Term Loan	LIBOR	+	4.50%	(Q)	9.23%	03/07/25	565	565	564	(1)(6)
RFI Buyer, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.25%	08/05/28	15	15	15	(2)(6)
RFI Buyer, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	4.75%	(Q)	9.03%	08/05/28	59	58	58	(1)(6)
RFI Buyer, Inc.	Commercial Services & Supplies	Revolver	N/A				0.00%	08/05/28	—	—	—	(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.45%	12/30/26	129	124	119	(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.49%	12/30/26	161	155	149	(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.43%	12/30/26	89	86	83	(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.48%	12/30/26	68	66	63	(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.51%	12/30/26	25	24	23	(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.72%	12/30/26	61	59	56	(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.76%	12/30/26	518	500	481	(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.79%	12/30/26	121	117	113	(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.77%	12/30/26	118	114	109	(2)(6)

SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.82%	12/30/26	506	489	470		(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.84%	12/30/26	43	41	40		(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.05%	12/30/26	143	138	133		(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.25%	12/30/26	371	359	345		(2)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.32%	12/30/26	161	155	149		(2)(6)
Taymax Group, L.P.	Hotels, Restaurants & Leisure	Term Loan	SOFR	+	6.00%	(S)	10.97%	07/31/25	4,988	4,838	4,938		(1)(6)
Techmer BB Bidco, LLC	Chemicals	Delayed Draw Term Loan	N/A				0.00%	09/01/28	—	—	(1)		(2)(6)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(Q)	9.53%	09/01/28	2	2	2		(2)(6)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(Q)	9.75%	09/01/28	1	—	1		(2)(6)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(Q)	9.75%	09/01/28	54	53	53		(1)(6)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(M)	9.47%	09/01/28	—	—	—		(1)(6)
The Chartis Group, LLC	Professional Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(Q)	9.76%	05/01/25	826	816	805		(6)
The Chartis Group, LLC	Professional Services	Term Loan	LIBOR	+	5.00%	(Q)	9.77%	05/01/25	10,916	10,784	10,643		(1)(6)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(M)	9.38%	03/30/27	786	782	762		(1)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(M)	9.38%	03/30/27	1,751	1,744	1,699		(1)(6)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(M)	9.38%	03/30/27	5,530	5,506	5,364		(1)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(M)	9.38%	03/30/27	504	502	489		(1)(6)
TimeClock Plus, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	9.98%	08/28/26	4,386	4,376	4,298		(1)(6)
TimeClock Plus, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	08/28/26	6,530	6,516	6,400		(1)(6)
TriMech Acquisition Corp.	IT Services	Term Loan	SOFR	+	4.75%	(Q)	9.48%	03/10/28	8,619	8,502	8,296		(1)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	1,247	1,229	1,219		(1)(6)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	506	480	478		(2)(6)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	1,315	1,296	1,286		(1)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	7,097	6,993	6,937		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.07%	07/15/28	869	846	801		(2)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(M)	10.09%	07/15/28	4,988	4,988	4,851		(1)(6)
United Scope LLC	Distributors	Term Loan	SOFR	+	5.00%	(S)	9.23%	12/01/25	11,000	10,941	10,258		(1)(6)
USN Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.99%	12/21/26	35	34	33		(2)(6)
USN Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.48%	12/21/26	567	559	539		(2)(6)
USSC Acquisition Corp.	Auto Components	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	11.41%	09/30/27	83	82	69		(2)(6)
USSC Acquisition Corp.	Auto Components	Term Loan	SOFR	+	6.75%	(Q)	11.48%	09/30/27	7,115	7,067	6,884		(1)(6)
VG Target Holdings, LLC	Food Products	Term Loan	LIBOR	+	5.50%	(Q)	10.46% (0.50% PIK)	08/02/27	5,961	5,855	5,261		(1)(6)
VRC Companies, LLC	Commercial Services & Supplies	Term Loan	LIBOR	+	5.50%	(S)	10.65%	06/29/27	11,845	11,698	11,401		(1)(6)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/09/27	9,730	9,686	9,462		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.48%	02/27/26	1,919	1,919	1,890		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.48%	02/27/26	191	190	189		(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.75%	(Q)	10.48%	02/27/26	542	542	533		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.75%	(Q)	10.48%	02/27/26	3,628	3,628	3,573		(1)(6)
Zavation Medical Products, LLC	Health Care Equipment & Supplies	Term Loan	LIBOR	+	4.50%	(Q)	9.23%	06/30/27	4,962	4,918	4,776		(1)(6)
Total Senior Secured First Lien Loans										$492,750	$483,831	119.85%

Equity:
BRG Group Holdings, LLC	Health Care Technology	Class A Units							500,000	$500	$500		(3)
FS NU Investors, LP	Diversified Consumer Services	Class A Units							500,000	500	500		(3)
KLC Fund 1-C1 LP	Personal Products	Limited Partnership Units							500,000	500	500		(3)(8)
M&D Parent Holdings, LLC	Auto Components	Class B Units							500,000	500	500		(3)
MDI Aggregator LP	Chemicals	Common Units							804,569	805	805		(3)(8)
Oliver Investors, LP	Containers & Packaging	Class A Units							5,000	500	500		(3)
RFI Group Holdings, L.P.	Commercial Services & Supplies	Class A Units							3,000	300	300		(3)
Techmer BB Aggregator, LP	Chemicals	Limited Partnership Units							333	333	333		(3)
Total Equity:										$3,938	$3,938	0.98%
Subtotal Non-Controlled/Non-Affiliated Investments										$496,688	$487,769	120.83%

Controlled Investments:													(+)
Senior Direct Lending Program
Senior Direct Lending Program, LLC	Investment Funds and Vehicles	Limited Partnership Units	LIBOR	+	8.00%	(Q)	12.77%	12/31/36	N/A	$182,007	$178,367		(2)(4)(5)
Total Senior Direct Lending Program										$182,007	$178,367	44.19%
Subtotal Controlled Investments										$182,007	$178,367	44.19%
Total Investments, December 31, 2022										$678,695	$666,136	165.02%

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of December 31, 2022.

^ Percentage is based on net assets of $403,677 as of December 31, 2022.

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

(2) The investment has an unfunded commitment as of December 31, 2022 (See "Note 7. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2022, total qualifying assets at fair value represented 73.9% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of December 31, 2022 (See "Note 4. Fair Value Measurements").

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to Regulation S-X and include the accounts of the Company and its consolidated subsidiaries. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the period presented. All significant intercompany balances and transactions have been eliminated.

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of December 31, 2022, the Company held $20.4 million in cash.

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

Subsequent to March 29, 2022, the Company incurred and expensed $0.2 million of organizational expenses during the year ended December 31, 2022.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the year ended December 31, 2022, the Company earned PIK interest of $0.1 million.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the year ended December 31, 2022, the Company earned PIK fee income of $0.2 million, which is included in Fee income on the Consolidated Statement of Operations.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of December 31, 2022.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, we would be deemed to "control" a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it "controls" as "Control Investments." Under the 1940 Act, the Company would be deemed to be an "Affiliated Person" of a portfolio company if it owned between 5% and 25% of the portfolio company's outstanding voting securities or the Company was under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as "Affiliated Investments." Investments which are neither Control Investments nor Affiliated Investments are referred to as "Non-Controlled/Non-Affiliated investments."

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

In addition, on December 3, 2020, the SEC adopted Rule 2a-5 under the 1940 Act (the "Rule 2a-5") that establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Board has not designated the Adviser as the valuation designee, the Company has established policies and procedures in compliance with the applicable requirements of Rule 2a-5 and Rule 31a-4 under the 1940 Act.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance became effective upon issuance for all entities and generally was applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies. These agreements include an alternative successor rate or language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company does not believe the adoption of ASU 2020-04 and ASU 2021-01 will have a material impact on its consolidated financial statements and disclosures when applied. The Company did not utilize this optional expedients and exceptions provided by ASU 2020-04 during the fiscal year ended December 31, 2022.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). The amendments in ASU 2022-06 extend the period of time preparers can utilize the reference rate reform relief guidance. ASU 2022-06 became effective for all entities upon issuance. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company continues to evaluate the impact that the amendments in this update will have on the Company's consolidated financial statements and disclosures when applied.

Income Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and intends to qualify for tax treatment as a RIC annually thereafter. As a RIC, the Company generally will not pay U.S. federal income taxes at corporate tax rates on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. To qualify as a RIC, the Company must meet certain minimum distribution, source-of-income, and asset diversification requirements. The minimum distribution requirements applicable to RICs require the Company to distribute at least 90% of its investment company taxable income, as defined by the Code, each year.

The Company is subject to a nondeductible 4% U.S. federal excise tax on its undistributed income, unless it timely distributes (or is deemed to have timely distributed) an amount equal to the sum of (1) 98% of ordinary income for each calendar year, (2) 98.2% of the amount by which capital gains exceeds capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year, and (3) any income and gains recognized, but not distributed, from the previous years. While the Company intends to distribute any income and capital gains to avoid imposition of this 4% U.S. federal excise tax, it may not be successful in avoiding entirely the imposition of this tax. In that case, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement. For the year ended December 31, 2022, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the year ended December 31, 2022, an excise tax of $0.1 million was recorded.

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the year ended December 31, 2022, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of and through December 31, 2022.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of December 31, 2022.

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

Company Investment Risk, Concentration of Credit Risk, and Liquidity Risk

The Company has broad discretion in making investments. Investments generally consist of debt instruments that may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of its investments. In addition, the value of the Company’s portfolio may fluctuate as the general level of interest rates fluctuate.

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as our borrowers, and those for which market yields are observable increase materially.

The Company’s assets may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$492,750	72.6%	$483,831	72.6%
Equity	3,938	0.6	3,938	0.6
Subordinated Certificates of the SDLP	182,007	26.8	178,367	26.8
Total Investments	$678,695	100.0%	$666,136	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$182,007	26.8%	$178,367	26.8%
Health Care Providers & Services	103,707	15.2	102,362	15.4
Auto Components	43,234	6.4	42,129	6.3
Diversified Consumer Services	30,804	4.6	30,400	4.6
Aerospace & Defense	27,894	4.1	27,316	4.1
Health Care Technology	24,088	3.5	23,792	3.6
Commercial Services & Supplies	23,920	3.5	23,433	3.5
Distributors	21,834	3.2	20,742	3.1
Insurance	20,913	3.1	20,672	3.1
Personal Products	20,810	3.1	20,298	3.0
Electronic Equipment, Instruments & Components	19,659	2.9	19,414	2.9
Trading Companies & Distributors	18,312	2.7	18,188	2.7
Health Care Equipment & Supplies	17,171	2.5	17,003	2.6
Software	16,939	2.5	16,654	2.5
Road & Rail	16,702	2.5	16,541	2.5
Containers & Packaging	15,316	2.3	15,119	2.3
Food Products	13,978	2.1	13,208	2.0
Professional Services	11,600	1.7	11,448	1.7
Household Products	9,686	1.4	9,462	1.4
IT Services	8,599	1.3	8,393	1.3
Energy Equipment & Services	7,655	1.1	7,477	1.1
Media	7,164	1.1	7,076	1.1
Chemicals	7,088	1.0	6,992	1.0
Hotels, Restaurants & Leisure	4,838	0.7	4,938	0.7
Food & Staples Retailing	4,144	0.6	4,077	0.6
Personal Products	500	0.1	500	0.1
Life Sciences Tools & Services	97	—	99	—
Capital Markets	36	—	36	—
Total Investments	$678,695	100.0%	$666,136	100.0%

(1) The following industry is solely comprised of the Subordinated Certificates of the SDLP. The portfolio companies in SDLP represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Senior Direct Lending Program” below.

Transactions With Controlled/Affiliated Companies

During the year ended December 31, 2022, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2021	Purchases of Investments	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2022	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$—	$182,516	$(509)	$(3,640)	$—	$178,367	$12,877

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, a rated senior note (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of December 31, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of December 31, 2022, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion, in the aggregate, of which $206.3 million is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. As of December 31, 2022, the Company has funded $182.0 million of its commitment to the SDLP and had $24.3 million in unfunded commitments remaining to the SDLP.

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

The amortized cost and fair value of the Subordinated Certificates held by the Company were $182.0 million and $178.4 million, respectively, as of December 31, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 13.8%, respectively, as of December 31, 2022. For the year ended December 31, 2022, the Company earned interest income of $12.9 million, from its investment in the Subordinated Certificates, of which $6.4 million was in Interest receivable on the Statement of Assets and Liabilities.

As of December 31, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2022, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio (dollars in millions):

As of December 31, 2022
Total first lien senior secured loans(1)	$5,174
Largest loan to a single borrower(1)	$377
Total of five largest loans to borrower(1)	$1,631
Number of borrowers in the SDLP	22
Commitments to fund delayed draw loans (2)	$294

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the investment committee of the SDLP.

Below is a listing of SDLP’s individual investments as of December 31, 2022 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	9.05%	8/31/2028	$171,265	$171,265	$162,702	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.61%	8/31/2028	35,215	35,215	33,454	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	25,113	25,113	23,857	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	2,293	2,293	2,179	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	40,442	40,442	38,420	(2)
Benecon Midco II, LLC	Insurance	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	12/4/2026	171,938	171,938	171,938	(2)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	11.34%	11/21/2024	4,551	4,340	1,911	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	11.34%	11/21/2024	18,369	17,518	7,715	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	11.34% (4.00% PIK)	11/21/2024	125,369	119,560	52,655	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	10.17%	11/21/2024	6,900	6,580	2,898	(2)(3)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	10.28%	4/2/2029	235,815	235,815	235,815	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	6.25%	4/2/2029	19,507	19,507	19,507	(2)
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	7.75%	(Q)	11.84%	6/30/2024	238,820	238,766	214,938	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	LIBOR	+	6.00%	(Q)	9.67%	1/18/2024	146,348	146,289	146,348	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.99%	3/28/2025	66,164	66,164	66,164	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	65,659	65,659	65,659	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	171,875	171,875	171,875	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	4,297	4,297	4,297	(2)
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	10.69%	10/26/2027	9,720	9,720	9,623	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	LIBOR	+	5.50%	(Q)	10.23%	10/26/2027	223,893	223,893	221,654	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.87%	6/8/2026	24,920	24,920	24,920	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.00%	(Q)	9.55%	6/8/2026	104,475	104,475	104,475	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.89%	6/8/2026	12,000	12,000	12,000	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(M)	10.63%	8/17/2029	230,698	230,698	226,084	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	10.63%	8/17/2029	55,816	55,816	54,700	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.29%	12/10/2026	14,114	14,114	13,126	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/10/2026	29,641	29,641	27,566	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.07%	12/10/2026	47,565	47,565	44,236	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.07%	12/10/2026	178,962	178,962	166,435	(2)

n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	10.14%	11/13/2026	66,150	66,150	65,489	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	10.14%	11/13/2026	127,313	127,313	126,039	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/29/2026	62,329	62,329	61,082	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/29/2026	207,515	207,515	203,365	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	11.65%	5/19/2027	31,155	31,155	28,974	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	LIBOR	+	6.50%	(Q)	11.18%	5/19/2027	186,042	186,042	173,019	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	5/29/2025	262,021	262,021	262,021	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	6.25%	5/29/2025	76,382	76,382	76,382	(2)
Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	7.00%	(M)	11.42%	12/14/2027	49,614	49,614	49,614	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	11,595	11,595	11,363	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	46,379	46,379	45,451	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	159,200	159,200	156,016	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	41,530	41,530	40,700	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	42,384	42,384	41,113	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	199,904	199,904	193,907	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Term Loan	SOFR	+	7.00%	(S)	11.11%	11/2/2029	277,255	277,255	268,937	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	24,713	24,713	24,466	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	14,700	14,700	14,553	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	208,338	208,338	206,254	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	58,922	58,922	58,333	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	14,521	14,521	14,231	(2)
Towne Holdings, Inc.	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	8.75%	(Q)	13.79%	8/31/2023	146,866	146,866	143,929	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	308,000	308,000	298,760	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	41,834	41,834	40,579	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	27,171	27,171	26,355	(2)
Total Investments, December 31, 2022									$5,173,577	$5,166,273	$4,958,083

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided is the rate in effect as of December 31, 2022.

(2) Loan includes interest rate floor feature.

(3) The investment is on non-accrual status as of December 31, 2022.

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

After performing the investment analysis and income analysis for the year ended December 31, 2022, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. According to Rule 3-09 of Regulation S-X, the audited financial statements of SDLP are attached as an exhibit to this Annual Report on Form 10-K.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$91	$483,740	$483,831
Equity	—	—	2,633	2,633
Subordinated Certificates of the SDLP	—	—	178,367	178,367
Total	$—	$91	$664,740	$664,831
Investments measured at NAV (1)				1,305
Total				$666,136

(1) Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2021	$—	$—	$—	$—
Purchases	543,253	3,633	182,516	729,402
Investment increases due to payment-in-kind income	265	—	—	265
Principal repayments	(52,263)	—	(509)	(52,772)
Net amortization of premium/discount	1,401	—	-	1,401
Net change unrealized gains/(losses)	(8,916)	—	(3,640)	(12,556)
Transfer out of Level 3	—	(1,000)	—	(1,000)
Balance as of December 31, 2022	$483,740	$2,633	$178,367	$664,740
Net change unrealized appreciation/(depreciation) for investments still held as of December 31, 2022	$(8,916)	$—	$(3,640)	$(12,556)

A review of the fair value hierarchy classifications is conducted on a quarterly basis. We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2022, two of our investments transferred out of Level 3 and began to measure fair value using NAV as a practical expedient.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$459,838	Income Approach (DCF)	Discount Rate	8.0% - 13.3%	9.8%
Senior Secured First Lien Term Loans	21,628	Recent Transaction	Transaction Prices	96.2% - 99.0%	97.3%
Senior Secured First Lien Term Loans	2,274	Market Approach (Recovery)	EBITDA Multiple	7.9x - 14.0x	11.8x
Equity	2,633	Income Approach (DCF) Market Approach	EBITDA Multiple Long Term Growth Rate Discount Rate Market Comps	6.3% - 10.3%	8.3%
Subordinated Certificates of the SDLP	178,367	Income Approach (DCF)	Discount Rate	10.0% - 11.0%	10.7%
Total	$664,740

(1) Unobservable inputs were weighted by the relative fair value of the investments.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

Note 5. Borrowings

As a BDC, the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage ratio requirement of 200% to 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of December 31, 2022, the Company's asset coverage ratio was 244.95%.

The Company’s outstanding debt as of December 31, 2022 was as follows (dollars in thousands):

	As of December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Facility	$500,000	$270,500	$270,500	$270,500
Fronting Amount (1)	15,000	8,000	8,000	8,000
Total borrowings outstanding, net of deferred financing costs	$515,000	$278,500	$278,500	$278,500

(1) See Note 6.Related Party Transactions for details on the Fronting Amount.

JPM Facility

On June 2, 2022, the Company's wholly owned subsidiary, VCCF, entered into the Loan and Security Agreement with JPMorgan Chase Bank, National Association (the “Loan and Security Agreement” and the revolving credit facility thereunder, the “JPM Facility”). The JPM Facility allows VCCF to borrow up to $500 million, subject to certain leverage and borrowing base restrictions, and may potentially be expanded up to $800 million with the consent of the lenders. The JPM Facility’s reinvestment period ends on June 2, 2025 and has a termination date of June 2, 2027.

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

At December 31, 2022, the carrying amount of our borrowings under the JPM Facility approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the JPM Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the year ended December 31, 2022 (dollars in thousands):

Year Ended December 31, 2022
JPM Facility interest	$8,191
JPM Facility unused fees	675
Amortization of debt issuance costs	471
Total interest and financing expenses related to the JPM Facility	$9,337
Weighted average outstanding debt balance of the JPM Facility	$272,019
Weighted average interest rate of the JPM Facility (annualized)	5.2%

On January 26, 2023, the Company entered into Amendment No. 1 to the Loan and Security Agreement. See “Note 12. Subsequent Events” for more information.

Note 6. Related Party Transactions

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

For the year ended December 31, 2022, the Company incurred base management fees to the Adviser of $2.8 million.

As of December 31, 2022, $1.3 million was included in “base management fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the year ended December 31, 2022, the Company incurred an Income Incentive Fee of $1.3 million.

As of December 31, 2022, $0.5 million was included in “Income-based incentive fee payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the year ended December 31, 2022, the Company did not incur a Capital Gains Incentive Fee.

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

Administration Agreement

On June 2, 2022, the Company entered into an administration agreement (the “Administration Agreement”) with Varagon (in its capacity as the administrator, the "Administrator"). Pursuant to the Administration Agreement, the Administrator (or one or more delegated service providers) furnishes the Company with office facilities, together with equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC and otherwise assists with the Company’s compliance with the rules and regulations applicable to a BDC and RIC. In addition, the Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s shareholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Administrator will charge the Company only for the actual expenses it incurs on its behalf, or its allocable portion thereof, without any profit to the Administrator.

For the year ended December 31, 2022, the Company recorded administrator expenses of $0.7 million.

As of December 31, 2022, the Company had $0.3 million in "Administrator expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities.

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

Fronting Letter Agreement

On December 15, 2022, the Company and Varagon entered into a Fronting Letter Agreement (the “Fronting Letter”). Pursuant to the Fronting Letter, for purposes of facilitating the Company’s funding obligations under or in connection with one or more of its portfolio investments, upon request by the Company or the Adviser, and the consent of Varagon, Varagon will advance up to an aggregate amount of $15.0 million to the Company (each advance, a "Fronted Amount"). Each Fronted Amount shall be reimbursed to Varagon by the Company within 90 days of receipt without any interest or fees.

On December, 20, 2022, Varagon advanced a Fronted Amount of $10.0 million to the Company. On December 28, 2022, the Company repaid $2.0 million thereof to Varagon.

As of December 31, 2022, the Company had $8.0 million remaining due to Varagon, which is included in “Fronting amount payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Note 7. Commitments

Unfunded commitments

As of December 31, 2022, the Company had commitments under loan and financing agreements to fund up to $33.0 million to 30 portfolio companies. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2022 is shown in the table below (dollars in thousands):

As of December 31, 2022
Accupac, LLC	$564
ADPD Holdings, LLC.	5
ADPD Holdings, LLC.	2
ADPD Holdings, LLC.	13
ADPD Holdings, LLC.	13
Advanced Web Technologies Holding Company	76
Adviser Investments, LLC	53
Adviser Investments, LLC	9
Arrowhead Holdco Company	19
Boulder Scientific Company, LLC	1,043
BRG Acquisition Co., LLC	600
Cadent, LLC	181
Castleworks Home Services Company	277
Center for Autism and Related Disorders, LLC	2,235
Energy Labs Holdings Corp.	943
Express Wash Acquisition Company, LLC	115
Eye Health America, LLC	1,146
Eye Health America, LLC	456
JTM Foods, LLC	27
KL Bronco Acquisition, Inc.	1,786
KL Bronco Acquisition, Inc.	536
M&D Midco, Inc.	23
M&D Midco, Inc.	12
MDI Buyer, Inc.	7
MWD Management, LLC	233
North Haven Stallone Buyer, LLC	10
OIS Management Services, LLC	1,923
OIS Management Services, LLC	577
Oliver Packaging, LLC	585
Pediatric Home Respiratory Services, LLC	1,063
RFI Buyer, Inc.	14
RFI Buyer, Inc.	12
Senior Direct Lending Program, LLC	10,438
SGA Dental Partners Opco, LLC	4,629
Techmer BB Bidco, LLC	36
Techmer BB Bidco, LLC	7
Turbo Buyer, Inc.	760
United Musculoskeletal Partners Acquisition Holdings, LLC	1,630
USN Opco, LLC	593
USSC Acquisition Corp.	331
Total Unfunded Commitments	$32,982

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2022, the Company had cash of $20.4 million, available borrowings under the JPM Facility of $229.5 million, subject to borrowing base limitations, up to $7.0 million of Fronted Amounts from Varagon, and undrawn capital commitments of $73.5 million.

Note 8. Directors Fees

The Company’s business and affairs is managed under the direction of the Board. The Board consists of four (4) members, three (3) of whom are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of the Company’s respective affiliates (the “Independent Directors”).

On March 8, 2022, at its organizational meeting, the Board appointed the Independent Directors. The Independent Directors receive an annual fee of $80,000. The Independent Directors will also receive an additional fee of $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular meeting of the Board. In addition, the Independent Directors will receive an additional fee of $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each special Board meeting. The Independent Directors also will receive a fee of $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. The lead Independent Director will receive an additional annual fee of $7,500. The chair of the Board's audit committee will receive an additional annual fee of $15,000 in lieu of fees for attending audit committee meetings. The chair of the Board's nominating and corporate governance committee will receive an additional annual fee of $7,500 in lieu of fees for attending nominating and corporate governance committee meetings.

For the year ended December 31, 2022, the Company accrued $0.3 million for directors’ fees. As of December 31, 2022, the Company had $0.1 million in "Directors' fees payable" in the accompanying Consolidated Statements of Assets and Liabilities.

Note 9. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the year ended December 31, 2022 (dollars in thousands):

Year Ended December 31, 2022
Net increase (decrease) in net assets resulting from operations	$9,242
Weighted average shares outstanding (1)	39,848,927
Earnings per share (basic and diluted) (1)	$0.23

(1) Per share data was derived by using the weighted average shares outstanding from the June 2, 2022 (commencement of investment operations) through December 31, 2022 and does not include the 100 shares issued in connection with the Company's seed audit on March 29, 2022 that were subsequently redeemed on June 2, 2022 in connection with the Merger.

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

As of December 31, 2022, the Company had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, the Company held the Initial Closing in connection with the Fundraising Period and entered into subscription agreements with a number of investors providing for the private placement of its shares of common stock. On June 2, 2022, the Company delivered its first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $124.9 million is from the Adviser and its affiliates, executives and employees of the Adviser, and officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022 (dollars in thousands):

Issuance Date	Shares Issued	Amount	Issuance Price per Share
June 2, 2022	36,130,510	$361,305	$10.00
July 12, 2022	2,994,012	$30,000	$10.02
September 7, 2022	2,362,205	$24,000	$10.16

Distributions and Distribution Reinvestments

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

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the year ended December 31, 2022:

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915		$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	(1)	37
Total				$0.5040	$20,833	7,580		$77

(1) Shares were issued on January 27, 2023, the distribution payment date.

Note 10. Income Tax Information and Distributions to Shareholders

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, as of December 31, 2022.

Book and tax basis differences relating to shareholders dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. During the current fiscal year, permanent differences primarily due to non-deductible excise tax resulted in a net increase of $0.1 million in distributable earnings and a net decrease of $0.1 million in additional paid-in capital. These reclassifications had no effect on net assets.

For U.S. federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the year ended December 31, 2022 was as follows (dollars in thousands):

Year Ended December 31, 2022
Ordinary Income	$20,910
Long-term Capital Gain	$—
Return of capital	$—

For U.S. federal income tax purposes, the tax cost of investments, gross unrealized appreciation and depreciation, and net unrealized appreciation as of December 31, 2022 were as follows (dollars in thousands):

Year Ended December 31, 2022
Tax Cost of Investments	$679,589
Unrealized appreciation	$216
Unrealized depreciation	(13,659)
Net unrealized appreciation/(depreciation) from investments	$(13,443)

At December 31, 2022, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of organizational costs and the tax treatment of partnership investments, as follows (dollars in thousands):

Year Ended December 31, 2022
Undistributed Ordinary Income	$1,998
Undistributed Capital Gains	-
Capital Loss Carry Forwards	-
Late Year Losses	-
Other Accumulated Losses	(161)
Unrealized appreciation/(depreciation)	(13,443)
Components of distributable earnings/(accumulated deficits) at year end	$(11,606)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. For the year ended December 31, 2022 the Company did not have a capital loss carryforward.

Tax information for the fiscal year ended December 31, 2022 is an estimate and will not be finally determined until the Company files its 2022 tax return.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the period from June 2, 2022 (commencement of investment operations) through December 31, 2022 (dollars in thousands, except per share data):

For the period
from June 2, 2022
(commencement of investment
operations) through
December 31, 2022
Per Share Data: (1)(2)
Net asset value, beginning of period (3)	$—
Net investment income (loss)	0.55
Net unrealized appreciation (depreciation) on investments	(0.32)
Net increase (decrease) in net assets resulting from operations	0.23
Distributions of net investment income to shareholders (4)	(0.50)
Issuance of common stock	10.00
Net asset value per share, end of period	$9.73
Number of shares outstanding, end of period	41,490,642
Total return based on net asset value (5)(6)	2.18%
Net assets attributable to shareholders, end of period	$403,677

Ratio to average net assets attributable to shareholders: (7)
Average net assets	$395,488
Total expenses (8)	6.83%
Total expenses (other than incentive fee) (8)	6.50%
Net investment income (8)	9.73%
Interest expense and credit facility fees (8)	4.05%

Ratios/Supplemental Data:
Asset coverage, end of period (9)	244.95%
Weighted-average shares outstanding (10)(11)	39,848,927
Total capital commitments, end of period	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%
Average debt outstanding (12)	$272,563
Average debt outstanding per share	$6.84
Portfolio turnover (13)	10.20%
Year of formation	2019

(1) The per share data was derived by using the weighted average shares outstanding from the June 2, 2022 (commencement of investment operations) through following discussion summarizes the current investment process established by the Adviser and Varagon. It is subject to change at any time, which change will be without December 31, 2022.

(2) Per share data for the year ended December 31, 2022 based upon the weighted average shares outstanding from March 29, 2022 (first issuance of common stock) through December 31, 2022 were as follows: Net investment income of $0.71 per share, net unrealized loss of $0.30 per share, net increase in net assets resulting from operations of $0.41 per share, distributions of net investment income of $0.68 per share, and net asset value per share at the end of the period of $9.73 per share.

(3) Net asset value at the beginning of the period is adjusted to reverse the initial share issuance of 100 shares of common stock in connection with the Company's seed audit, as well as $81,049 of accrued expenses. Net asset value after the Company's seed audit was $(810.39) per share.

(4) Distributions declared per common share was calculated as the sum of distributions on common stock declared during the year divided by the number of shares of common stock outstanding at each respective quarter-end date.

(5) Total return is based on the change in net asset value during the year divided by the beginning net asset value for the year, taking into account distributions declared, if any, reinvested in accordance with the Company’s DRIP.

(6) Not annualized.

(7) Ratios to average net assets attributable to shareholders for the period March 29, 2022 (first issuance of shares of common stock) through December 31, 2022 based on average net assets of $296.6 million and respective ratios as follows: Total expenses: 5.52%, total expenses (without incentive fee): 5.07%, net investment income: 7.37%, interest expense and credit facility fees: 3.15%.

(8) Annualized, except in the case of non-recurring expenses (i.e. organizational expenses).

(9) Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(10) Calculated for the period from June 2, 2022 (the commencement of investment operations) through December 31, 2022.

(11) Weighted average common shares outstanding for the year ended December 31, 2022 was 30,531,755, calculated from March 29, 2022 (first issuance of shares of common stock) through December 31, 2022.

(12) Based on daily weighted average balance of debt outstanding during the period.

(13) Portfolio turnover calculation does not include the non-cash acquisition of the SDLP of $142.1 million.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2022 except as disclosed below:

On January 17, 2023, the Company repaid Varagon the remaining $8.0 million due to Varagon under the Fronting Letter.

On January 26, 2023, the Company entered into Amendment No. 1 to the Loan and Security Agreement relating to the JPM Facility, (the “Amendment”). The Amendment, among other things: (i) reduced the borrowings available under the JPM Facility from up to $500 million to up to $300 million, subject to certain leverage and borrowing base restrictions; and (ii) reduced the commitment increase, subject to lender consent, from up to $800 million to up to $600 million.

On January 31, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement” and the senior secured credit facility thereunder, the “CIBC Facility”) among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and CIBC Bank USA, as administrative agent and as sole lead arranger. The CIBC Facility is guaranteed by VCCEH, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the CIBC Facility may be used for general corporate purposes, including the funding of portfolio investments. The initial maximum principal amount of the CIBC Facility is $75 million, subject to availability under the borrowing base, which is based on the Company’s and Guarantor’s portfolio investments and other outstanding indebtedness. Maximum capacity under the CIBC Facility may be increased to $150 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The CIBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

On March 23, 2023, the Board declared a quarterly distribution of $0.2222 per share of common stock, which is payable on March 31, 2023 to shareholders of record as of March 27, 2023.

Item 9. Changes In and Disagreements With Accountants on Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management's Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors and Executive Officers

Our business and affairs are managed under the direction of the Board. Our Board consists of four (4) members, three (3) of whom are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company ("Independent Directors"). Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of our Board include quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

Board of Directors and Executive Officers

Directors

Pursuant to the Charter, our Board is divided into three classes of directors serving staggered three-year terms. However, the initial members of the three classes of directors have initial terms ending at the first, second and third annual meeting of our shareholders after the Initial Closing, respectively. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified. At each annual meeting of shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election and until their successors have been duly elected and qualify or any director’s earlier resignation, death or removal.

Information regarding the Board is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Walter J. Owens	62	Chairman, Chief Executive Officer, and Director	2022	2025
Independent Directors:
Nell Cady-Kruse	61	Director	2022	2024
James Gertie	66	Director	2022	2023
Shawn Hessing	65	Director	2022	2025

The address for each of our directors is c/o Varagon Capital Corporation, 151 West 42nd Street, 53rd Floor, New York, NY 10036.

Executive Officers Who are Not Directors

Name	Age	Position	Executive Officer Since
Kevin Marchetti	43	President	2022
Robert J. Bourgeois	40	Chief Financial Officer and Treasurer	2022

Biographical Information

Directors

Our directors have been divided into two groups — interested directors and Independent Directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

Walter J. Owens, Chairman, Chief Executive Officer, Director

Walter Owens is the Chief Executive Officer of Varagon and a member of its Board of Directors. He is also a member of the Adviser’s Investment Committee. Mr. Owens has deep experience in all aspects of middle market leveraged finance and has led multiple successful lending and asset management businesses over his 35-year career. Prior to Varagon, he held senior leadership roles at GE Capital, CIT, and TD Bank Group. Mr. Owens holds a B.S. from Villanova University and an M.B.A. from New York University’s Stern School of Business. We believe that Mr. Owens’s senior leadership roles, as well as his depth of experience with middle market investments, give the Board valuable industry-specify knowledge expertise on these and other matters, and his history with Varagon provides an important skillset and knowledge base to the Board.

Independent Directors

Nell Cady-Kruse

Ms. Nell Cady-Kruse is an industry-leading executive with over 35 years of global banking, finance and risk experience having been based in the Europe, Asia, and the U.S. She now focuses on effective board governance. Ms. Cady-Kruse is an independent director and chairs the board risk committees for Barclays US since September 2017 and Barclays Bank Delaware since September 2016. She serves on the Advisory Board for Futurebank since February 2021. Ms. Cady-Kruse is also an independent director on the board of directors of Freedom Acquisition I Corp., a special purpose acquisition company, since May 2022. Prior to board service, Ms. Cady-Kruse was most recently a senior global executive at Standard Chartered Bank, as global Chief Risk Officer, Wholesale Banking, retiring in 2014. Over her career, she specialized in Leveraged Finance, Corporate Credit and Structured Finance, Portfolio Management, Private Equity, and Risk Management & Strategy, and worked at Bankers Trust, Credit Suisse, and Standard Chartered Bank. Ms. Cady-Kruse is a CFA Charterholder and holds a CIPM (Certificate in Investment Performance Measurement). She is a Leadership Fellow of the National Association of Corporate Directors and holds a Certificate in Cybersecurity Oversight from Carnegie Mellon Software Engineering Institute. Ms. Cady-Kruse has served on numerous boards, including Bankers Trust of California, the Risk Management Institute of the National University of Singapore, Young Enterprise London, and currently serves on the Advisory Board of No One Left Behind. Nell received her MBA from Johnson at Cornell. She received her B.Sc. with Honors in Agricultural Economics from Cornell University. We believe Ms. Cady-Kruse’s broad experiences in the financial services sector, depth of knowledge of financial issues and corporate governance experience makes her qualified to serve as a member of our Board.

James Gertie

Mr. James Gertie has nearly 40 years of relevant business and financial experience serving as Chief Credit or Risk Officer at a number of prominent financial institutions. Most recently, Mr. Gertie served as Chief Credit Officer at TD Bank Financial Group (“TDBFG”) from March 2009 to February 2015, where he was responsible for merging the credit groups and cultures of TD BankNorth, Commerce Bancorp and TDBFG. Prior to the merger, Mr. Gertie served as Chief Risk Officer of Commerce Bancorp where he responsible for building the firm’s Risk Management model and managing its risk operations overall. Prior to Commerce Bancorp, he served in various risk and portfolio management roles at Provident Financial Group, FleetBoston Financial and BankBoston Corporation. Mr. Gertie began his career in the Office of the Comptroller of Currency. He is a Chartered Financial Analyst and a Certified Public Accountant. Mr. Gertie received a BS in Accounting from LaSalle College and has completed Masters Studies at Drexel University, University of Oklahoma and University of Pittsburgh. We believe Mr. Gertie’s broad experiences in the financial services sector and business strategy and risk management makes him qualified to serve as a member of our Board.

Shawn Hessing

Mr. Shawn Hessing is a Strategic Advisor and Chief Compliance Officer at Tailwind Advisors since March 2018 where he is responsible for all aspects of financial control and the compliance operations across the firm. Prior to joining Tailwind, Mr. Hessing served as a member of the business development team at Blue River Partners, LLC, a premier service provider to the alternative asset industry, from February 2017 to March 2018. Prior to Blue River, he served as the Chief Financial Officer of Oak Hill Capital Partners before retiring in December 2015. At Oak Hill, Mr. Hessing was responsible for managing financial operations and implementing and transitioning new funds and management company accounting systems. Prior to joining Oak Hill, Mr. Hessing spent over 32 years at KPMG, most recently as the National Managing Partner of Private Equity, splitting time in KPMG’s New York and Fort Worth offices. Mr. Hessing also held multiple other leadership roles including the Audit Partner-in-Charge US of Private Equity, Managing Partner in the firm’s Fort Worth, TX office, and Lead Partner-Real Estate in the Southwest Region. He retired from KPMG in June 2011. Mr. Hessing earned a Bachelor of Business Administration (“BBA”) degree in Accounting from Midwestern State University, where he served on the Board of Regents and is past Chairman. He is also a Certified Public Accountant (Retired). We believe Mr. Hessing’s numerous management positions and broad experience in the accounting sector make him well qualified to serve on the Board.

Executive Officers Who Are Not Directors

Kevin Marchetti, President

Kevin Marchetti is a Partner of Varagon and leads the firm’s Underwriting & Portfolio Management team as Varagon’s Chief Risk Officer. He has extensive experience in risk management and middle market leveraged finance across a range of industries and strategies. Prior to joining Varagon, Mr. Marchetti was a Senior Vice President at GE Antares Capital. He has also held senior risk positions at CIT Group and TD Bank. Mr. Marchetti earned a B.A. degree from Springfield College and an M.B.A. from The University of North Carolina at Charlotte.

Robert J. Bourgeois, Chief Financial Officer and Treasurer

Robert Bourgeois is a Partner of Varagon and serves as Varagon’s Chief Financial Officer. Mr. Bourgeois joined Varagon from Sixth Street Partners (“Sixth Street”) (formerly TPG Sixth Street Partners). Mr. Bourgeois held multiple roles at Sixth Street, serving as Vice President & Controller over its actively-managed credit funds and Sixth Street Specialty Lending, a publicly-traded business development company. Prior to Sixth Street, Mr. Bourgeois was responsible for the accounting and back office operations for private equity funds of TPG Capital. Mr. Bourgeois began his career at Ernst & Young in the Assurance & Advisory practices. He earned a B.B.A. in Accounting & Finance from Texas Christian University.

There were no legal proceedings of the type described in Item 401(f)(7) and (8) of Regulation S-K in the past 10 years against any of our directors or executive officers, and none are currently pending.

Leadership Structure and Oversight Responsibilities

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser manages our day-to-day operations and provides investment advisory services to us. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and the Charter. The Board consists of four (4) members, three (3) of whom are Independent Directors. The Board meets in-person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. Our Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of our Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Shareholders should note, however, that our Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

As described below, the Board has established an audit committee and a nominating and corporate governance committee and may establish additional committees from time to time as necessary. The scope of the responsibilities assigned to each of these committees is discussed in greater detail below. Walter Owens serves as Chair of our Board. Mr. Owens, as the Chief Executive Officer of the Adviser, is considered an interested person of the Company under the 1940 Act. Despite being an interested director, we believe that Mr. Owens’ history with Varagon, his familiarity with the investment platform, and his extensive knowledge of and experience in the financial services industry qualify him to serve as the Chairman of our Board.

The designated lead independent director of the Board is James Gertie. We are aware of the potential conflicts that may arise when a non-independent director is Chair of the Board, but believe these potential conflicts are offset by having a designated lead Independent director and by our strong corporate governance policies. The lead independent director, among other things, chairs executive sessions of the Independent Directors, acts as a liaison between the Independent Directors and the Chair of the Board, and between the Independent Directors and the officers of the Company and the Adviser, facilitates communication among the Independent Directors and the Company’s counsel, reviews and comments on Board and committee meeting agendas and calls additional meetings of the Independent Directors, as appropriate.

Our corporate governance policies include regular meetings of the Independent Directors in executive session without the presence of interested directors and management, the designation of a lead independent director, the establishment of an audit committee and a nominating and corporate governance committee that are each comprised solely of Independent Directors, and the appointment of a Chief Compliance Officer, with whom the Independent Directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

Our Board has considered whether each of the directors is qualified to serve as a director, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. Our Board has also considered whether each director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. We recognize that different Board leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

Committees

Our Board has established an audit committee and a nominating and corporate governance committee and may establish additional committees from time to time as necessary.

Audit Committee

The audit committee comprises Nell Cady-Kruse, James Gertie, and Shawn Hessing, each of whom is an independent director. Mr. Hessing serves as the Chair of the audit committee. Our Board has determined that Mr. Hessing qualifies as an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The members of the audit committee meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act. The audit committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the audit committee. The audit committee’s responsibilities includes establishing guidelines and making recommendations to the Board regarding the valuation of our loans and investments, selecting our independent registered public accounting firm (subject to the Board’s approval), reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee comprises Nell Cady-Kruse, James Gertie, and Shawn Hessing, each of whom is an independent director. Ms. Cady-Kruse serves as the Chair of the nominating and corporate governance committee. The nominating and corporate governance committee operates pursuant to a charter approved by our Board. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our shareholders, selecting nominees to fill vacancies on our Board or a committee thereof, developing and recommending to our Board a set of corporate governance principles and overseeing the evaluation of our Board and our management. The nominating and corporate governance committee may consider nominating an individual recommended by a shareholder for election as a director.

The nominating and corporate governance committee will seek candidates who possess the background, skills and expertise to make a significant contribution to our Board, the Company and our shareholders. In considering possible candidates for election as a director, the nominating and corporate governance committee will take into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

• are of high character and integrity;

• are accomplished in their respective fields, with superior credentials and recognition;

• have relevant expertise and experience upon which to be able to offer advice and guidance to management;

• have sufficient time available to devote to our affairs;

• are able to work with the other members of our Board and contribute to our success;

• can represent the long-term interests of our shareholders as a whole; and

• are selected such that our Board represents a range of backgrounds and experience.

We have not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Board considers and discusses diversity, among other factors, with a view toward the needs of our Board as a whole. The Board generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, color, ethnicity, religious creed, ancestry, citizenship status, military status, veteran status, marital status, physical disability, registered domestic partner or civil union status, national origin, medical condition, sexual orientation, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our Board, when identifying and recommending director nominees. Our Board believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board’s goal of creating a board of directors that best serves our needs and the interests of our shareholders and the Company’s long-term and strategic objectives. In addition, as part of our Board’s annual-self assessment, the Board will evaluate the membership of our Board and whether our Board maintains satisfactory policies regarding membership selection.

Compensation Committee

The Board does not currently intend to delegate any authority to a compensation committee because our executive officers will not receive any direct compensation from us.

Code of Ethics

The Company and the Adviser have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics does not permit investments by the Adviser’s employees in securities that may be purchased or held by us. The joint code of ethics is available on the SEC’s website at http://www.SEC.gov, and copies of the code of ethics may be obtained, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of our shares, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than 10% shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exceptions: each of Robert J Bourgeois, Walter J. Owens, Kevin Marchetti, and Nell Cady-Kruse filed late a Form 4 with respect to one transaction in our shares during the reporting period.

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided by individuals who are employees of the Adviser, Varagon as our Administrator, or their affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment and administrative operations are managed by the Adviser, Varagon, and the Sub-Administrator. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser, the Administrator or their affiliates. Our Chief Financial Officer and Chief Compliance Officer and their respective staffs are compensated under the terms of the Administration Agreement between the Company and Varagon.

None of our executive officers will receive direct compensation from us. We reimburse the Administrator the allocable portion of the compensation paid by the Administrator (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs).

Certain of our executive officers and other members of the IC, including Messrs. Owens, Riceman, Marchetti, and Bourgeois, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement. See “Item 1. Business —Investment Advisory Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. The Independent Directors will receive an annual fee of $80,000. The Independent Directors will also receive an additional fee of $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular meeting of the Board. In addition, the Independent Directors will receive an additional fee of $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each special Board meeting. The Independent Directors also will receive a fee of $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. The lead independent director will receive an additional annual fee of $7,500. The chair of our audit committee will receive an additional annual fee of $15,000 in lieu of fees for attending audit committee meetings. The chair of our nominating and corporate governance committee will receive an additional annual fee of $7,500 in lieu of fees for attending nominating and corporate governance committee meetings. We intend to obtain directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors will have the option of having their directors’ fees paid in shares of common stock issued at a price per share equal to the NAV per Share.

The following table sets forth compensation of the Company’s independent directors, for the year ended December 31, 2022 (dollars in thousands):

Name	Fees Earned or Paid in Cash (1)	All other Compensation	Total Compensation
Interested Directors
Walter J. Owens	—	—	—
Independent Directors
Nell Cady-Kruse	$78	—	$78
James Gertie	$78	—	$78
Shawn Hessing	$81	—	$81

(1) For a discussion of the independent directors’ compensation, see above.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table sets forth, as of March 23, 2023, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of common stock (if any), and the executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. Ownership information for those persons who beneficially own 5% or more of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Other than as set forth in the table below, none of our directors or executive officers are deemed to beneficially own shares of our common stock. We do not expect to have any shareholders until the Initial Closing and the issuance of common stock in connection therewith. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Percentage of beneficial ownership is based on 41,494,307.4516 shares of common stock outstanding as of March 23, 2023. Unless otherwise indicated, the address of all executive officers and directors is c/o Varagon Capital Corporation, 151 West 42nd Street, 53rd Floor, New York, New York 10036.

Name and Address	Shares Owned	Percentage
Interested Directors
Walter J. Owens	170,729.6471(1)	*
Independent Directors
Nell Cady-Kruse	38,519.2784	*
James Gertie	—	—
Shawn Hessing	—	—
Executive Officers who are not Directors
Kevin Marchetti	21,732.5035(2)	*
Robert J. Bourgeois	15,509.9437(3)	*
Directors and Executive Officers as a Group (7 persons)	246,491.3727	*
5% Holders
California Institute of Technology (4)	9,728,256.0000	23.4%
Aflac Life Insurance Japan, Ltd. (5)	2,190,074.0000	5.3%
VCBD Feeder I, LLC (6)	9,629,814.4734	23.2%
VCBD Feeder II, LLC (7)	3,081,540.9142	7.4%
State Teachers Retirement System of Ohio (8)	7,703,851.7866	18.6%

* Less than 1%.

(1)
Mr. Owens owns 146,000 shares of common stock directly and 24,729.6471 shares indirectly through VCC Professionals Fund, L.P. VCC Professionals Fund, L.P. is a private fund organized for employees of Varagon to invest in shares of common stock. Mr. Owens disclaims beneficial ownership of the reported shares of common stock except to the extent of his pecuniary interest therein.
(2)
Mr. Marchetti owns 6,325 shares of common stock directly and 15,407.5035 shares indirectly through VCC Professionals Fund, L.P. VCC Professionals Fund, L.P. is a private fund organized for employees of Varagon to invest in shares of common stock. Mr. Marchetti disclaims beneficial ownership of the reported shares of common stock except to the extent of his pecuniary interest therein.
(3)
Mr. Bourgeois owns 9,732 shares of common stock directly and 5,777.9437 shares of common stock indirectly through VCC Professionals Fund, L.P. VCC Professionals Fund, L.P. is a private fund organized for employees of Varagon to invest in shares of common stock. Mr. Bourgeois disclaims beneficial ownership of the reported shares of common stock except to the extent of his pecuniary interest therein.
(4)
The address of California Institute of Technology is 551 S. Wilson Ave, MC 2-42, Pasadena, California 91125.
(5)
The address of Aflac Life Insurance Japan, Ltd. is 1932 Wynnton Road, Columbus, Georgia 31999.
(6)
The address of VCBD Feeder I, LLC is 151 West 42ndStreet, 53rd Floor, New York, New York 10036.
(7)
The address of VCBD Feeder II, LLC is 151 West 42ndStreet, 53rd Floor, New York, New York 10036.
(8)
The address of State Teachers Retirement System of Ohio is 275 East Broad Street, Columbus, Ohio 43215.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our Board consists of four (4) members, three (3) of whom are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of us, the Adviser, or our respective affiliates. Our Board has determined that each of Nell Cady-Kruse, James Gertie, and Shawn Hessing is not an “interested person” of us, the Adviser or their respective affiliates, which we refer to as our Independent Directors. Based upon information requested from each such director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Directors has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof. All of the members of the Audit Committee and Nominating and Corporate Governance Committee are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay management fees and incentive fees to the Adviser. See “Item 1. Business — Investment Advisory Agreement.” On March 8, 2022, the Board, including all of the Independent Directors, approved the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities.

Administration Agreement

We have entered into the Administration Agreement with the Administrator, pursuant to which the Administrator is responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. See “Item 1.Business — Administration Agreement.”

Expense Reimbursement Agreement

We have entered into the Expense Reimbursement Agreement with the Adviser, pursuant to which the Company will reimburse the Adviser or its affiliate, as applicable, for the Organizational and Offering Expenses incurred by the Company and funded by the Adviser or Varagon. See “Item 1. Business — Expense Reimbursement Agreement between the Company and the Adviser.”

Fronting Letter Agreement

On December 15, 2022, we and Varagon entered into the Fronting Letter. Pursuant to the Fronting Letter, for purposes of facilitating our funding obligations under or in connection with one or more of our portfolio investments, upon request by us or the Adviser, and the consent of Varagon, Varagon will advance up to an aggregate amount of $15.0 million to us (each advance, a “Fronted Amount”). Each Fronted Amount shall be reimbursed to Varagon by us within 90 days of receipt without any interest or fees. See "Item 8. Financial Statements and Supplementary Data - Note 6. Related Party Transactions" for more information.

License Agreement

We have entered into a license agreement with the Adviser pursuant to which the Adviser agrees to grant us a non-exclusive, royalty-free license to use the name “Varagon.” Under the license agreement, we have the right to use the “Varagon” name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Varagon” name.

Potential Conflicts Arising from the Placement Agent

A registered representative and managing member of Rondout is also a partner of Varagon. Rondout is acting as the placement agent in connection with the Offering at cost and therefore a partner of Varagon, as a managing member of the placement agent, will indirectly receive compensation relating to such services. Potential conflicts may arise in connection with the foregoing.

Relationship with the Adviser and Potential Conflicts of Interest

Certain Adviser personnel serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by the Adviser or affiliates of the Adviser. Similarly, the Adviser may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, the Adviser and certain personnel may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Company or our shareholders. The Adviser intends to allocate any investment opportunities in a fair and equitable manner over time; however, there is no assurance that that we will be able to participate in all investment opportunities or that investment opportunities will be allocated in a fair and equitable manner over time.

Our investment strategy primarily includes investments in senior secured loans, but we may selectively make investments in second lien and subordinated or mezzanine loans, and equity and equity-related securities. As a result, members of the Adviser’s senior investment team and the IC, in their roles at the Adviser, may face conflicts in the allocation of investment opportunities among us and other entities sponsored or managed by the Adviser, Varagon and its affiliates with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with the Adviser’s allocation policy. When a particular investment would be appropriate for us as well as other entities sponsored or managed by the Adviser, Varagon and its affiliates, such investment will be apportioned by the Adviser’s senior investment team in accordance with (1) the Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good-faith determination of all relevant factors, including without limitation differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us. The Adviser believes this allocation system is fair and equitable, and consistent with its fiduciary duty to us. In particular, we have disclosed to investors how allocation determinations are made among any investment vehicles sponsored or managed by the Adviser or its affiliates.

We may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. As a BDC, the Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without the prior approval of its directors who are not interested persons and, in some cases, the prior approval of the SEC. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. The Company has received an exemptive order from the SEC that permits it, among other things, to co-invest with certain other persons and certain funds managed and controlled by Varagon or an affiliate, subject to the satisfaction of certain conditions. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Certain Business Relationships

Certain of our current directors and officers are directors or officers of the Adviser.

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We intend to enter into the Investment Advisory Agreement with the Adviser. The Adviser, for its services to us, will be entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. In addition, under the Investment Advisory Agreement, we expect, to the extent permitted by applicable law and in the discretion of our Board, to indemnify the Adviser and certain of its affiliates. See “Item 1 (c). Description of Business—General.”

Item 14. Principal Accountant Fees and Services

The Audit Committee and the Board have appointed Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022, subject to ratification or rejection by the shareholders of the Company.

Ernst & Young LLP acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022. The following table displays fees for professional services by Ernst & Young LLP for the year ended December 31, 2022 (dollars in thousands):

Year Ended December 31, 2022
Audit Fees (1)	$503
Audit-Related Fees (2)	—
Tax Fees (3)	39
All Other Fees (4)	—
Total Fees	$542

(1) Audit fees include fees for services that normally would be provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements and that generally only an independent registered public accounting firm can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

(2) Audit-related services consist of fees billed, including out-of-pocket expenses, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3) Tax fees consist of fees billed, including out-of-pocket expenses, for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

(4) Fees for other services would include fees for products and services other than the services reported above.

Audit Committee’s Pre-Approval Policy on Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Audit Committee maintain a charter that, among other things, mandates the Audit Committee:

•
appoint and retain each year a firm or firms of independent accountants to audit the accounts and records of the Company, to approve the terms of compensation of such Independent Accountant and to terminate such Independent Accountant as they deem appropriate;
•
pre-approve the engagement of the independent registered public accounting firm to render audit and/or permissible non-audit services (including the fees charged and proposed to be charged by the independent registered public accounting firm), subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act, and as otherwise required by law; and
•
pre-approve permitted non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) rendered by the independent registered public accounting firm for the Company.

All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us for fiscal year ended December 31, 2022 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements – Financial statements and the index to the consolidated financial statements are included in Item 8. Financial Statements and Supplementary Data.
(2)
Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)
Exhibits – The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

(a) Financial Statements

The following financial statements are set forth in Item 8 of Part II:

(b) Exhibits required to be filed by item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (2)
3.2	Amended and Restated Bylaws (1)
3.3	Article of Merger of the Company (2)
4.1	Form of Subscription Agreement (3)
4.2*	Description of Securities
10.1	Investment Advisory Agreement between Varagon Capital Corporation and VCC Advisors, LLC(2)
10.2	Administration Agreement between Varagon Capital Corporation and Varagon Capital Partners, L.P. (2)
10.3	Sub-Administration Agreement between Varagon Capital Partners, L.P. and State Street Bank and Trust Company (2)
10.4	Transfer Agency Agreement between Varagon Capital Corporation and State Street Bank and Trust Company (2)
10.5	Distribution Reinvestment Plan (1)
10.6	Form of Indemnification Agreement (1)
10.7	Custody Agreement by and between Varagon Capital Corporation and State Street Bank and Trust Company (1)
10.8	License Agreement between Varagon Capital Corporation and VCC Advisors, LLC (1)
10.9	Expense Reimbursement Agreement between Varagon Capital Corporation and VCC Advisors, LLC (2)
10.10	Registration Rights Agreement by and among the Company and each of the investors listed therein (2)
10.11

Loan and Security Agreement, dated as of June 2, 2022, among VCC Funding, LLC, the lenders party thereto, the collateral administrator, collateral agent and securities intermediary party thereto, JPMorgan Chase Bank, National Association, as administrative agent and Varagon Capital Corporation, as servicer (2)

10.12

Amendment No. 1 to the Loan and Security Agreement, dated as of January 26, 2023, by and among VCC Funding, LLC, as borrower, the lenders party thereto, the collateral administrator, collateral agent and securities intermediary party thereto, JPMorgan Chase Bank, National Association, as administrative agent, and Varagon Capital Corporation, as servicer (4)

10.13

Senior Secured Revolving Credit Agreement, dated as of January 31, 2023, among Varagon Capital Corporation, as borrower, the lenders and issuing banks party thereto, and CIBC Bank USA, as administrative agent and as sole lead arranger (5)

14.1	Code of Ethics of Varagon Capital Corporation (2)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audited Consolidated Financial Statements of Senior Direct Lending Program as of December 31, 2022 and December 2021 and for the years ended December 31, 2022 and 2021.

*	Filed here within.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on May 27, 2022.
(2)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form 10 filed on July 15, 2022.
(3)	Incorporated by reference to the Registrant’s Amendment No.2 to the Registration Statement on Form 10 filed on July 22, 2022.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 27, 2023.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2023.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: March 27, 2023	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2023.

Name	Title
/s/ Walter J. Owens	Chief Executive Officer and Chairman of the Board of Directors
Walter J. Owens

/s/ Robert J. Bourgeois	Chief Financial Officer and Treasurer
Robert J. Bourgeois

/s/ Nell Cady-Kruse	Director
Nell Cady-Kruse

/s/ James Gertie	Director
James Gertie

/s/ Shawn Hessing	Director
Shawn Hessing