Form 10-Q
period 2023-03-31
Varagon Capital Corp
filed 2023-05-12
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2023, there was no established public market for the Registrant’s common stock.

As of May 12, 2023, the registrant had 41,497,926 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	As of	As of
	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $498,147 and $496,688, respectively)	$488,564	$487,769
Controlled investments, at fair value (amortized cost of $183,102 and $182,007, respectively)	175,778	178,367
Total investments, at fair value (amortized cost of $681,249 and $678,695, respectively)	664,342	666,136
Cash	14,004	20,416
Interest receivable	11,905	9,271
Deferred financing costs	3,059	3,572
Prepaid expenses	575	694
Other assets	144	83
Total assets	$694,029	$700,172

LIABILITIES
Revolving credit facility payable (Note 5)	$285,614	$270,500
Fronting amount payable (Note 6)	—	8,000
Shareholder distributions payable	—	9,978
Interest and credit facility fees payable	4,773	4,367
Base management fees payable (Note 6)	1,257	1,264
Income incentive fees payable (Note 6)	731	473
Administrator expenses payable	319	295
Directors' fees and expenses payable	164	84
Due to affiliates (Note 6)	771	783
Accounts payable and accrued expenses	755	751
Total liabilities	294,384	296,495

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,497,926 shares issued and outstanding at March 31, 2023, and 500,000,000 shares authorized; 41,490,642 shares issued and outstanding at December 31, 2022	415	415
Paid-in capital in excess of par value	414,940	414,868
Total accumulated earnings (loss)	(15,710)	(11,606)
Total net assets	$399,645	$403,677
NET ASSETS PER SHARE	$9.63	$9.73

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

For the three months ended
March 31, 2023
(unaudited)
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$13,206
Fee income	6
Total investment income from non-controlled/non-affiliated investments	13,212
From non-controlled/affiliated investments:
From controlled investments:
Interest income	6,058
Total investment income from controlled investments	6,058
Total investment income	19,270

Expenses:
Base management fees (Note 6)	$1,257
Income incentive fees (Note 6)	731
Professional fees	518
Administrator expenses	343
Interest expenses (Note 5)	4,812
Credit facility fees (Note 5)	1,745
Directors’ fees and expenses	80
Organizational expenses	102
Insurance expenses	98
Other general and administrative expenses	120
Total expenses	9,806
Net investment income (loss)	9,464

Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(664)
Controlled investments	(3,684)
Net change in unrealized appreciation (depreciation) on investments	(4,348)
Net increase (decrease) in net assets resulting from operations	$5,116

Per Common Share Information:
Weighted average shares outstanding	41,493,237
Net investment income per share (basic and diluted)	$0.23
Earnings per share (basic and diluted)	$0.12

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
For the three months ended March 31, 2023	Shares	Par Amount	Excess of Par	earnings (loss)	Net Assets
Balance at December 31, 2022	41,490,642	$415	$414,868	$(11,606)	$403,677
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,464	9,464
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,348)	(4,348)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	7,284	—	72	—	72
Distributions to shareholders	—	—	—	(9,220)	(9,220)
Total increase (decrease) for the three months ended March 31, 2023	7,284	—	72	(4,104)	(4,032)
Balance at March 31, 2023	41,497,926	$415	$414,940	$(15,710)	$399,645

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

For the three months ended
March 31, 2023
(unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,116
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(20,520)
Investment increases due to payment-in-kind income	(110)
Repayments of investments	18,486
Net change in unrealized (appreciation) depreciation on investments	4,348
Net amortization (accretion) on investments	(410)
Amortization of deferred financing costs	1,585
Changes in operating assets:
Interest receivable	(2,634)
Prepaid expenses	119
Other assets	(61)
Changes in operating liabilities:
Interest and credit facility fees payable	406
Base management fees payable	(7)
Income incentive fees payable	258
Administrator expenses payable	24
Directors' fees and expenses payable	80
Due to affiliates (Note 6)	(12)
Accounts payable and accrued expenses	4
Net cash provided by (used in) operating activities	6,672

Cash flows from financing activities:
Borrowings on debts	25,114
Repayments of debts	(18,000)
Financing costs paid	(1,072)
Dividends paid in cash	(19,126)
Net cash provided by (used in) financing activities	(13,084)
Net increase (decrease) in cash	(6,412)
Cash, beginning of period	20,416
Cash, end of period	$14,004

Supplemental cash information:
Cash paid during the period for interest	$4,566
Supplemental non cash information:
Distributions reinvested	$72

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2023

(dollar amounts in thousands, except per share data)

(unaudited)

Company # +	Industry	Type of Investment	Reference Rate and Spread				Interest Rate *	Maturity	Par Amount / Shares	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	5.50%	(Q)	10.24%	05/03/25	5,010	$4,973	$4,872		(1)(6)
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	5.50%	(Q)	10.33%	05/03/25	944	937	918		(1)(6)
AAMP Global Holdings, Inc.	Auto Components	Term Loan	SOFR	+	5.75%	(Q)	10.75%	11/05/25	14,850	14,707	14,405		(1)(6)
Accupac, LLC	Personal Products	Delayed Draw Term Loan	N/A				0.00%	01/16/26	—	—	(14)		(2)(6)(9)
Accupac, LLC	Personal Products	Term Loan	SOFR	+	5.50%	(Q)	10.50%	01/16/26	10,888	10,888	10,616		(1)(6)
ACP Oak Buyer, Inc.	Health Care Equipment & Supplies	Term Loan	LIBOR	+	5.00%	(Q)	10.16%	08/29/25	5,938	5,860	5,805		(1)(6)
ADPD Holdings, LLC	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(S)	11.24%	08/16/28	9	9	9		(6)(9)
ADPD Holdings, LLC	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(S)	11.24%	08/16/28	56	55	55		(1)(6)
ADPD Holdings, LLC	Diversified Consumer Services	Revolver	SOFR	+	6.00%	(S)	11.24%	08/16/28	2	2	2		(2)(6)(9)
ADPD Holdings, LLC	Diversified Consumer Services	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	—		(2)(6)(9)
ADPD Holdings, LLC	Diversified Consumer Services	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	—		(2)(6)(9)
Advanced Web Technologies Holding Company	Commercial Services & Supplies	Term Loan	LIBOR	+	6.50%	(S)	11.51%	12/17/26	24	23	23		(1)(6)
Advanced Web Technologies Holding Company	Commercial Services & Supplies	Delayed Draw Term Loan	N/A				0.00%	12/17/26	—	(2)	(1)		(2)(6)(9)
Adviser Investments, LLC	Capital Markets	Delayed Draw Term Loan	N/A				0.00%	08/31/28	—	(1)	(1)		(2)(6)(9)
Adviser Investments, LLC	Capital Markets	Term Loan	SOFR	+	4.50%	(Q)	9.39%	08/31/28	38	37	37		(1)(6)
Adviser Investments, LLC	Capital Markets	Revolver	N/A				0.00%	08/31/28	—	—	—		(2)(6)(9)
AIM Acquisition, LLC	Aerospace & Defense	Term Loan	LIBOR	+	5.25%	(S)	10.46%	12/02/25	11,000	10,759	10,560		(1)(6)
Air Comm Corporation LLC	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.46%	07/01/27	3,570	3,546	3,471		(1)(6)
Air Comm Corporation LLC	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.46%	07/01/27	1,142	1,135	1,110		(1)(6)
Air Comm Corporation LLC	Aerospace & Defense	Term Loan	SOFR	+	5.50%	(S)	10.46%	07/01/27	1,670	1,660	1,624		(1)(6)
Alta Buyer, LLC	IT Services	Term Loan	SOFR	+	6.00%	(S)	11.11%	12/21/27	100	97	97		(1)(6)
Any Hour LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.63%	(Q)	10.40%	07/21/27	7,452	7,321	7,229		(6)(9)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.28%	08/31/28	2,222	2,192	2,110		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.28%	08/31/28	19	19	17		(2)(6)(9)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	9.28%	08/31/28	207	204	196		(1)(6)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	9.54%	08/31/28	1,067	1,053	1,014		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.28%	08/31/28	2,551	2,518	2,424		(1)(6)
Barnet Products LLC	Personal Products	Term Loan	SOFR	+	5.25%	(S)	10.21%	07/28/26	5,882	5,882	5,721		(1)(6)
BC Group Holdings, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(Q)	10.06%	12/21/24	7,425	7,422	7,350		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.91%	05/22/24	8,920	8,828	8,808		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.88%	05/22/24	312	309	307		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.91%	05/22/24	1,656	1,639	1,636		(1)(6)
BioCare Medical, LLC	Health Care Equipment & Supplies	Term Loan	SOFR	+	7.00%	(Q)	11.95%	12/09/27	1,496	1,454	1,496		(1)(6)
Boulder Scientific Company, LLC	Chemicals	Delayed Draw Term Loan	N/A				0.00%	12/28/25	—	(1)	(23)		(2)(6)(9)
Boulder Scientific Company, LLC	Chemicals	Term Loan	LIBOR	+	4.25%	(Q)	9.00%	12/28/25	343	340	335		(6)(9)
Boulder Scientific Company, LLC	Chemicals	Term Loan	LIBOR	+	4.25%	(Q)	9.00%	12/28/25	5,503	5,452	5,379		(1)(6)
BRG Acquisition Co., LLC	Health Care Technology	Term Loan	SOFR	+	5.50%	(Q)	10.55%	07/26/28	6,866	6,742	6,745		(1)(6)
BRG Acquisition Co., LLC	Health Care Technology	Revolver	N/A				0.00%	07/26/28	—	(11)	(11)		(2)(6)(9)
Cadent, LLC	Media	Term Loan	LIBOR	+	6.25%	(Q)	11.41%	09/11/25	3,755	3,712	3,652		(1)(6)
Cadent, LLC	Media	Term Loan	LIBOR	+	6.25%	(Q)	11.41%	09/11/25	3,535	3,494	3,438		(1)(6)
Cadent, LLC	Media	Revolver	N/A				0.00%	09/11/25	—	(4)	(5)		(2)(6)(9)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	SOFR	+	5.50%	(M)	10.34%	06/29/28	68	66	65		(2)(6)(9)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	SOFR	+	5.50%	(Q)	10.31%	06/29/28	203	199	196		(2)(6)(9)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	SOFR	+	5.50%	(Q)	10.41%	06/29/28	399	392	385		(2)(6)(9)
Castleworks Home Services Company	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(M)	10.41%	06/29/28	5,638	5,538	5,441		(1)(6)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	15.38% (All PIK)	10/11/23	419	419	419		(2)(6)(9)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	15.16% (All PIK)	10/11/23	997	997	997		(2)(6)(9)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	14.95% (All PIK)	10/11/23	559	559	559		(2)(6)(9)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	15.15% (All PIK)	10/11/23	420	420	420		(2)(6)(9)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	15.16% (All PIK)	10/11/23	1,939	1,939	1,939		(6)(9)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	10.70%	06/18/24	1,815	1,809	1,765		(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	10.70%	06/18/24	3,010	3,001	2,927		(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Term Loan	SOFR	+	5.75%	(S)	10.70%	06/18/24	206	205	200		(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Term Loan	SOFR	+	5.75%	(S)	10.70%	06/18/24	5,857	5,839	5,696		(1)(6)
Corevitas, LLC	Life Sciences Tools & Services	Term Loan	SOFR	+	6.50%	(M)	11.41%	12/13/25	100	97	99		(1)(6)

Del Real, LLC	Food Products	Term Loan	SOFR	+	7.00%	(M)	13.53% (1.50% PIK)	03/28/28	3,504	3,451	3,478	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.66%	12/31/25	6,040	6,028	5,950	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	4.75%	(M)	9.66%	12/31/25	1,353	1,350	1,333	(1)(6)
Energy Labs Holdings Corp.	Energy Equipment & Services	Delayed Draw Term Loan	N/A				0.00%	04/07/28	—	(6)	(31)	(2)(6)(9)
Energy Labs Holdings Corp.	Energy Equipment & Services	Term Loan	SOFR	+	5.25%	(M)	10.08%	04/07/28	7,740	7,639	7,489	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.25%	(M)	10.16%	12/06/25	3,034	3,011	3,004	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.16%	12/06/25	1,308	1,298	1,295	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.25%	(M)	10.16%	12/06/25	354	352	351	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.25%	(M)	10.16%	12/06/25	252	251	250	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.75%	(Q)	10.64%	12/06/25	10	10	10	(1)(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.35%	07/14/28	1,137	1,118	1,095	(6)(9)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Revolver	SOFR	+	6.50%	(Q)	11.35%	07/14/28	141	136	131	(2)(6)(9)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Term Loan	SOFR	+	6.50%	(Q)	11.35%	07/14/28	6,072	5,967	5,844	(1)(6)
Eye Health America, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	10.04%	07/26/28	1,548	1,514	1,483	(2)(6)(9)
Eye Health America, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	10.07%	07/26/28	54	53	52	(2)(6)(9)
Eye Health America, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.25%	(S)	10.04%	07/26/28	4,179	4,113	4,075	(1)(6)
Eye Health America, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.25%	(S)	10.07%	07/26/28	96	92	90	(2)(6)(9)
Eye Health America, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.25%	(Q)	10.04%	07/26/28	84	81	79	(2)(6)(9)
Eye Health America, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.25%	(Q)	10.05%	07/26/28	60	58	56	(2)(6)(9)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	11.75%	12/30/26	3	3	3	(2)(6)(9)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Term Loan	SOFR	+	6.75%	(M)	11.73%	12/30/26	4	4	4	(6)(9)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	6.25%	(Q)	11.41%	12/30/26	2,644	2,600	2,545	(1)(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	LIBOR	+	6.25%	(Q)	11.41%	12/30/26	616	616	593	(6)(9)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Term Loan	LIBOR	+	6.25%	(Q)	11.41%	12/30/26	631	621	607	(1)(6)
Heartland Veterinary Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.06%	(M)	9.96%	12/10/26	1,323	1,313	1,287	(1)
Heartland Veterinary Partners, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.06%	(M)	9.96%	12/10/26	9,547	9,473	9,284	(1)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	10.16%	05/30/24	1,579	1,567	1,563	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	10.16%	05/30/24	866	859	857	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	10.16%	05/30/24	889	882	880	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	10.16%	05/30/24	5,737	5,694	5,679	(1)(6)
IMA Group Management Company, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	5.00%	(Q)	10.16%	05/30/24	826	820	818	(1)(6)
Integrity Marketing Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	6.05%	(Q)	11.00%	08/27/25	10,888	10,888	10,725	(1)(6)
JTM Foods LLC	Food Products	Term Loan	LIBOR	+	5.25%	(Q)	10.41%	05/14/27	70	69	68	(1)(6)
JTM Foods LLC	Food Products	Revolver	LIBOR	+	5.25%	(Q)	10.03%	05/14/27	2	2	2	(2)(6)(9)
JTM Foods LLC	Food Products	Revolver	LIBOR	+	5.25%	(Q)	10.05%	05/14/27	5	5	4	(2)(6)(9)
JTM Foods LLC	Food Products	Revolver	LIBOR	+	5.25%	(Q)	10.23%	05/14/27	3	3	3	(2)(6)(9)
KeyImpact Holdings, Inc.	Food & Staples Retailing	Term Loan	LIBOR	+	4.75%	(Q)	9.57%	06/21/26	3,912	3,889	3,844	(1)(6)
KL Bronco Acquisition, Inc.	Personal Products	Delayed Draw Term Loan	N/A				0.00%	06/30/28	-	(16)	(63)	(2)(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.25%	(Q)	10.01%	06/30/28	107	103	99	(2)(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.25%	(Q)	10.04%	06/30/28	71	69	66	(2)(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.25%	(Q)	10.07%	06/30/28	71	69	66	(2)(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.25%	(Q)	10.15%	06/30/28	89	86	83	(2)(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Term Loan	SOFR	+	5.25%	(Q)	10.03%	06/30/28	3,909	3,840	3,772	(1)(6)
KNPC Holdco, LLC	Food Products	Term Loan	SOFR	+	5.75%	(Q)	9.94%	10/20/28	8,144	8,037	7,859	(1)(6)
Krayden Holdings, Inc.	Trading Companies & Distributors	Delayed Draw Term Loan	N/A				0.00%	03/01/29	—	(11)	(6)	(2)(6)(9)
Krayden Holdings, Inc.	Trading Companies & Distributors	Delayed Draw Term Loan	N/A				0.00%	03/01/29	—	(11)	(6)	(2)(6)(9)
Krayden Holdings, Inc.	Trading Companies & Distributors	Revolver	N/A				0.00%	03/01/29	—	(12)	(6)	(2)(6)(9)
Krayden Holdings, Inc.	Trading Companies & Distributors	Term Loan	SOFR	+	6.00%	(Q)	11.00%	03/01/29	2,071	2,009	2,040	(6)(9)
LAV Gear Holdings, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(Q)	11.06%	10/31/24	1,931	1,880	1,931	(1)(6)
LAV Gear Holdings, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(Q)	11.29%	10/31/24	569	554	569	(1)(6)
LAV Gear Holdings, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(Q)	11.29%	10/31/24	5	5	5	(2)(6)(9)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.52%	05/31/26	2,809	2,775	2,718	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.59%	05/31/26	2,300	2,272	2,225	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Term Loan	SOFR	+	4.75%	(M)	9.61%	05/31/26	846	836	818	(1)(6)
M&D Midco, Inc.	Auto Components	Term Loan	SOFR	+	5.50%	(S)	10.45%	08/31/28	65	64	64	(1)(6)
M&D Midco, Inc.	Auto Components	Delayed Draw Term Loan	N/A				0.00%	08/31/28	—	—	(1)	(2)(6)(9)
M&D Midco, Inc.	Auto Components	Revolver	N/A				0.00%	08/31/28	—	—	—	(2)(6)(9)
MDI Buyer, Inc.	Chemicals	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	10.55%	07/25/28	24	23	23	(6)(9)
MDI Buyer, Inc.	Chemicals	Revolver	SOFR	+	6.00%	(S)	10.45%	07/25/28	1	1	1	(2)(6)(9)
MDI Buyer, Inc.	Chemicals	Revolver	SOFR	+	6.00%	(S)	10.55%	07/25/28	2	2	2	(2)(6)(9)
MDI Buyer, Inc.	Chemicals	Term Loan	SOFR	+	6.00%	(S)	10.79%	07/25/28	66	64	64	(1)(6)
Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.38%	(Q)	10.43%	03/04/25	5,938	5,917	5,834	(1)(6)
Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(Q)	10.05%	03/04/25	10	10	10	(1)(6)
MWD Management, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.89%	06/15/27	1,995	1,978	1,930	(6)(9)
MWD Management, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.00%	(Q)	10.00%	06/15/27	233	225	217	(2)(6)(9)
MWD Management, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(S)	9.89%	06/15/27	2,488	2,445	2,407	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	10.59%	12/21/25	179	179	176	(1)(6)

Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	10.59%	12/21/25	1,475	1,475	1,449	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	LIBOR	+	5.75%	(M)	10.59%	12/21/25	9,233	9,233	9,071	(1)(6)
NJEye LLC	Health Care Providers & Services	Term Loan	SOFR	+	4.75%	(S)	9.81%	09/14/24	7,084	7,084	7,013	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	9.83%	09/14/24	241	241	238	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	9.81%	09/14/24	1,530	1,530	1,515	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	9.81%	09/14/24	216	216	214	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.02%	09/14/24	929	929	920	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	9.87%	05/24/27	879	872	849	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	9.92%	05/24/27	1,410	1,398	1,361	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.00%	05/24/27	484	480	467	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.14%	05/24/27	1,558	1,544	1,503	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	9.87%	05/24/27	863	856	833	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Term Loan	SOFR	+	4.75%	(S)	9.80%	05/24/27	1,114	1,105	1,075	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.57%	05/24/27	1	1	1	(2)(6)(9)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(S)	11.46%	10/30/25	707	707	691	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.26%	10/30/25	5,830	5,803	5,699	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(S)	11.46%	10/30/25	2,885	2,871	2,820	(1)(6)
OIS Management Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.00%	11/16/28	225	171	177	(2)(6)(9)
OIS Management Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	6.00%	(Q)	10.87%	11/16/28	5,000	4,858	4,875	(1)(6)
OIS Management Services, LLC	Health Care Providers & Services	Revolver	SOFR	+	6.00%	(Q)	10.86%	11/16/28	38	22	24	(2)(6)(9)
Oliver Packaging, LLC	Containers & Packaging	Revolver	SOFR	+	5.00%	(Q)	9.78%	07/06/28	410	401	399	(2)(6)(9)
Oliver Packaging, LLC	Containers & Packaging	Term Loan	SOFR	+	5.00%	(Q)	10.05%	07/06/28	4,004	3,942	3,934	(1)(6)
ORG USME Buyer, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(S)	10.79%	11/24/26	7,444	7,316	7,239	(1)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.79%	12/04/24	426	421	416	(1)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.29%	12/04/24	1,428	1,415	1,384	(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(Q)	10.79%	12/04/24	4,574	4,519	4,459	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	10.41%	05/29/25	355	355	350	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	10.41%	05/29/25	5,583	5,583	5,499	(1)(6)
Polk Acquisition Corp.	Distributors	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	11.91% (1.75% PIK)	12/20/24	389	386	372	(1)(6)
Polk Acquisition Corp.	Distributors	Term Loan	SOFR	+	5.25%	(M)	11.91% (1.75% PIK)	12/20/24	10,593	10,520	10,116	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.91%	08/31/27	7,309	7,229	7,072	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(Q)	11.05%	08/31/27	3,580	3,541	3,464	(1)(6)
Prelude Fertility, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	11.70%	12/07/23	2,110	2,061	2,047	(1)(6)
Prelude Fertility, Inc.	Health Care Providers & Services	Term Loan	SOFR	+	7.00%	(Q)	11.70%	12/07/23	7,817	7,718	7,583	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	6.00%	(M)	10.84%	01/02/25	3,611	3,574	3,548	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	6.00%	(M)	10.84%	01/02/25	4,398	4,352	4,321	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	LIBOR	+	6.00%	(M)	10.84%	01/02/25	2,979	2,948	2,927	(1)(6)
Project Leopard Holdings, Inc.	Software	Term Loan	SOFR	+	5.25%	(S)	9.80%	07/20/29	100	93	92	(1)(6)(7)
Q-Centrix, LLC	Health Care Technology	Term Loan	LIBOR	+	4.50%	(Q)	9.45%	05/30/25	1,066	1,062	1,045	(1)(6)
Q-Centrix, LLC	Health Care Technology	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	9.45%	05/30/25	4,873	4,855	4,776	(1)(6)
Race Winning Brands, Inc.	Auto Components	Term Loan	LIBOR	+	5.25%	(M)	10.09%	11/16/27	14,850	14,722	14,330	(1)(6)
RFI Buyer, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.41%	08/05/28	15	15	15	(2)(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Revolver	N/A				0.00%	08/05/28	—	—	—	(2)(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	4.75%	(Q)	9.79%	08/05/28	59	58	58	(1)(6)
Royal Holdco Corporation	Construction & Engineering	Term Loan	SOFR	+	4.50%	(Q)	9.50%	12/30/26	687	667	673	(1)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.42%	12/30/26	371	361	354	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.42%	12/30/26	160	156	153	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.45%	12/30/26	210	205	201	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.45%	12/30/26	185	181	177	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.45%	12/30/26	132	128	126	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.45%	12/30/26	128	125	123	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.57%	12/30/26	57	56	54	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.67%	12/30/26	239	233	228	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.59%	12/30/26	267	260	255	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.66%	12/30/26	1,849	1,801	1,766	(2)(6)(9)
Taymax Group, L.P.	Hotels, Restaurants & Leisure	Term Loan	SOFR	+	6.00%	(S)	10.97%	07/31/25	4,975	4,833	4,925	(1)(6)
Techmer BB Bidco, LLC	Chemicals	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	10.07%	09/01/28	1	1	—	(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.20%	09/01/28	1	1	1	(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	10.50%	09/01/28	—	—	—	(2)(6)(9)

Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(Q)	9.98%	09/01/28	1	1	1		(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(Q)	10.12%	09/01/28	—	—	—		(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(Q)	10.15%	09/01/28	2	2	2		(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(Q)	10.24%	09/01/28	1	1	1		(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(S)	10.51%	09/01/28	54	53	52		(1)(6)
The Chartis Group, LLC	Professional Services	Term Loan	SOFR	+	6.50%	(Q)	11.54%	05/01/25	10	10	10		(6)(9)
The Chartis Group, LLC	Professional Services	Delayed Draw Term Loan	LIBOR	+	5.00%	(A)	7.54%	05/01/25	824	815	805		(6)(9)
The Chartis Group, LLC	Professional Services	Term Loan	SOFR	+	5.00%	(M)	9.80%	05/01/25	10,887	10,769	10,643		(1)(6)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.91%	03/30/27	784	780	762		(1)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(M)	9.91%	03/30/27	1,747	1,740	1,699		(1)(6)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.91%	03/30/27	5,516	5,493	5,365		(1)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(M)	9.91%	03/30/27	503	501	489		(1)(6)
TimeClock Plus, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	10.41%	08/30/26	4,374	4,365	4,287		(1)(6)
TimeClock Plus, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	10.41%	08/30/26	6,513	6,500	6,383		(1)(6)
TriMech Acquisition Corp.	IT Services	Term Loan	SOFR	+	4.75%	(Q)	9.80%	03/10/28	8,597	8,485	8,296		(1)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	1,244	1,227	1,219		(1)(6)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	438	417	416		(2)(6)(9)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	67	64	64		(2)(6)(9)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	1,312	1,294	1,286		(1)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	7,078	6,982	6,937		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.15%	07/15/28	865	849	824		(2)(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.18%	07/15/28	598	586	570		(2)(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.50%	(Q)	10.16%	07/15/28	4,975	4,975	4,839		(1)(6)
United Scope LLC	Distributors	Term Loan	SOFR	+	5.00%	(Q)	10.05%	12/01/25	11,000	10,957	9,818		(1)(6)
USN Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.80%	12/21/26	600	592	571		(2)(6)(9)
USSC Acquisition Corp.	Auto Components	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	11.63%	09/30/27	83	82	69		(2)(6)(9)
USSC Acquisition Corp.	Auto Components	Term Loan	SOFR	+	6.75%	(Q)	11.80%	09/30/27	7,097	7,051	6,866		(1)(6)
VG Target Holdings, LLC	Food Products	Term Loan	LIBOR	+	5.50%	(Q)	10.83% (0.50% PIK)	08/02/27	5,953	5,852	5,254		(1)(6)
VRC Companies, LLC	Commercial Services & Supplies	Term Loan	LIBOR	+	5.50%	(S)	10.65%	06/29/27	1,717	1,697	1,657		(6)(9)
VRC Companies, LLC	Commercial Services & Supplies	Term Loan	LIBOR	+	5.50%	(S)	10.65%	06/29/27	10,097	9,978	9,744		(1)(6)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.46%	11/09/27	9,475	9,434	9,214		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.80%	02/27/26	1,914	1,914	1,885		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.80%	02/27/26	191	190	188		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.75%	(Q)	10.80%	02/27/26	540	540	532		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.75%	(Q)	10.80%	02/27/26	3,618	3,618	3,564		(1)(6)
Zavation Medical Products, LLC	Health Care Equipment & Supplies	Term Loan	LIBOR	+	4.50%	(Q)	9.66%	06/30/27	4,950	4,908	4,776		(1)(6)
Total Senior Secured First Lien Loans										$494,159	$484,576	121.25%

Equity:
BRG Group Holdings, LLC	Health Care Technology	Class A Units							500,000	$500	$500		(3)(9)
FS NU Investors, LP	Diversified Consumer Services	Class A Units							500,000	500	500		(3)(9)
KLC Fund 1-C1 LP	Personal Products	Limited Partnership Units							500,000	500	500		(3)(8)(9)
M&D Parent Holdings, LLC	Auto Components	Class B Units							500,000	500	500		(3)(9)
MDI Aggregator LP	Chemicals	Common Units							804,569	805	805		(3)(8)(9)
Oliver Investors, LP	Containers & Packaging	Class A Units							5,050	550	550		(3)(9)
RFI Group Holdings, L.P.	Commercial Services & Supplies	Class A Units							3,000	300	300		(3)(9)
Techmer BB Aggregator, LP	Chemicals	Limited Partnership Units							333	333	333		(3)(9)
Total Equity:										$3,988	$3,988	1.00%
Subtotal Non-Controlled/Non-Affiliated Investments										$498,147	$488,564	122.25%

Controlled Investments:													(+)
Senior Direct Lending Program
Senior Direct Lending Program, LLC	Investment Funds and Vehicles	Limited Partnership Units	LIBOR	+	8.00%	(Q)	13.19%	12/31/36	N/A	$183,102	$175,778		(2)(4)(5)
Total Senior Direct Lending Program										$183,102	$175,778	43.98%
Subtotal Controlled Investments										$183,102	$175,778	43.98%
Total Investments, March 31, 2023										$681,249	$664,342	166.23%

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of March 31, 2023.

^ Percentage is based on net assets of $399,645 as of March 31, 2023.

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

(2) The investment has an unfunded commitment as of March 31, 2023 (See "Note 7. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2023, total qualifying assets at fair value represented 74.1% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of March 31, 2023 (See "Note 4. Fair Value Measurements").

(8) Investment was measured at fair value using the net asset value per share (or its equivalent) as a practical expedient.

(9) The Company's investment or a portion thereof is pledged as collateral under the CIBC Facility (See "Note 5. Borrowings").

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

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2023, total qualifying assets at fair value represented 73.9% of the Company's total assets calculated in accordance with the 1940 Act.

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

VARAGON CAPITAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)

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

On October 20, 2021, the Company formed a wholly owned subsidiary, VCC Equity Holdings, LLC ("VCCEH”), a Delaware limited liability company, which is taxed as a corporation for federal income tax purposes. VCCEH was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code, and the assets held by VCCEH are pledged as collateral supporting the amounts outstanding under the CIBC Facility (as discussed below). In addition, the Company has two other wholly owned subsidiaries, VCC Funding, LLC ("VCCF"), a bankruptcy remote special purpose entity, whose assets are pledged as collateral supporting the amounts outstanding under the JPM Facility (See "Note 5. Borrowings"), and Varagon SDLP, LLC (“VSDLP”), which holds the Company’s interest in the SDLP (as defined below). VCCEH, VCCF and VSDLP are each wholly owned subsidiaries of the Company, and as such are consolidated in its consolidated financial statements from June 2, 2022, the commencement of investment operations, in accordance with the Company’s consolidation policy.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to Regulation S-X and include the accounts of the Company and its consolidated subsidiaries. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the period presented. All significant intercompany balances and transactions have been eliminated. Therefore, this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 27, 2023. The results of operations for the three months ended March 31, 2023 will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of March 31, 2023, the Company held $14.0 million in cash. As of December 31, 2022, the Company held $20.4 million in cash.

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

The Adviser elected to incur the organizational and offering expenses associated with the Company (see "Note 6. Related Party Transactions”) for the period from July 31, 2019 through March 29, 2022. Such organizational and offering expenses are not reimbursable by the Company. For the period from July 31, 2019 through December 31, 2019, the Adviser incurred $46,384 of organizational and offering expenses. For the year ended December 31, 2020, the Adviser incurred $11,805 of organization costs. For the year ended December 31, 2021, the Adviser incurred $0.1 million of organizational and offering expenses. For the period of January 1, 2022 through March 29, 2022, the Adviser incurred $0.4 million of organizational and offering expenses.

The Company incurred and expensed $0.1 million of organizational expenses for the three months ended March 31, 2023.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three months ended March 31, 2023, the Company earned PIK interest of $0.2 million.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three months ended March 31, 2023, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of March 31, 2023 and December 31, 2022.

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

The Company has established policies and procedures to ensure that valuation methodologies for investments that are categorized within all levels of the fair value hierarchy are fair and consistent. Valuations of the investments are reviewed and approved quarterly by the Adviser’s Valuation Committee, which is responsible for establishing the valuation policies and procedures and evaluating the overall fairness and consistent application of those policies. The valuation process may include a review or analysis by an independent, third-party valuation firm. The Adviser then recommends the valuations of the Company’s investments to the Board, which is responsible for determining the fair value of the Company's investments on a quarterly basis. The Company is subject to the valuation policies and procedures of the Adviser.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance became effective upon issuance for all entities and generally was applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies. These agreements include an alternative successor rate or language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company does not believe the adoption of ASU 2020-04 and ASU 2021-01 will have a material impact on its consolidated financial statements and disclosures when applied. The Company did not utilize this optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2023.

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

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three months ended March 31, 2023, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of and through March 31, 2023 and December 31, 2022.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, all tax years since inception are subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31.

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

Company Investment Risk, Concentration of Credit Risk, and Liquidity Risk

The Company has broad discretion in making investments. Investments generally consist of debt instruments that may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as economic conditions in the United States, may significantly affect the results of the Company’s activities and the value of its investments. In addition, the value of the Company’s portfolio may fluctuate as the general level of interest rates fluctuate.

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company's borrowers, and those for which market yields are observable increase materially.

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
Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2023 (dollars in thousands):

	As of March 31, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$494,159	72.5%	$484,576	72.9%
Equity	3,988	0.6	3,988	0.6
Subordinated Certificates of the SDLP	183,102	26.9	175,778	26.5
Total Investments	$681,249	100.0%	$664,342	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$492,750	72.6%	$483,831	72.6%
Equity	3,938	0.6	3,938	0.6
Subordinated Certificates of the SDLP	182,007	26.8	178,367	26.8
Total Investments	$678,695	100.0%	$666,136	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of March 31, 2023 (dollars in thousands):

	As of March 31, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$183,102	26.9%	$175,778	26.5%
Health Care Providers & Services	107,742	15.7	106,299	16.0
Auto Components	43,112	6.3	41,994	6.3
Diversified Consumer Services	30,745	4.6	30,164	4.5
Aerospace & Defense	27,870	4.1	27,301	4.1
Commercial Services & Supplies	26,586	3.9	26,149	3.9
Health Care Technology	24,035	3.5	23,751	3.6
Distributors	21,863	3.2	20,306	3.1
Insurance	20,872	3.1	20,647	3.1
Personal Products	21,421	3.1	20,846	3.1
Electronic Equipment, Instruments & Components	19,611	2.9	19,363	2.9
Health Care Equipment & Supplies	17,144	2.5	16,987	2.6
Software	16,896	2.5	16,611	2.5
Road & Rail	16,686	2.4	16,541	2.5
Containers & Packaging	15,747	2.3	15,471	2.3
Food Products	17,419	2.6	16,668	2.5
Professional Services	11,594	1.7	11,458	1.7
Household Products	9,434	1.4	9,214	1.4
Trading Companies & Distributors	9,353	1.4	9,305	1.4
IT Services	8,582	1.3	8,393	1.3
Energy Equipment & Services	7,633	1.1	7,458	1.1
Media	7,202	1.1	7,085	1.1
Chemicals	7,078	1.0	6,976	1.1
Hotels, Restaurants & Leisure	4,833	0.7	4,925	0.7
Food & Staples Retailing	3,889	0.6	3,844	0.6
Construction & Engineering	667	0.1	673	0.1
Life Sciences Tools & Services	97	—	99	—
Capital Markets	36	—	36	—
Total Investments	$681,249	100.0%	$664,342	100.0%

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

Transactions With Controlled/Affiliated Companies

During the three months ended March 31, 2023, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2022	Purchases of Investments	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2023	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$178,367	$7,002	$(5,907)	$(3,684)	$—	$175,778	$6,058

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of March 31, 2023, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of March 31, 2023, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion, in the aggregate, of which $206.3 million is to be made available from the Company. As of December 31, 2022, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion, in the aggregate, of which $206.3 million is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of March 31, 2023, the Company has funded $183.1 million of its commitment to the SDLP and had $23.2 million in unfunded commitments remaining to the SDLP. As of December 31, 2022, the Company had funded $182.0 million of its commitment to the SDLP and had $24.3 million in unfunded commitments remaining to the SDLP.

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

The amortized cost and fair value of the Subordinated Certificates held by the Company were $183.1 million and $175.8 million, respectively, as of March 31, 2023. The amortized cost and fair value of the Subordinated Certificates held by the Company were $182.0 million and $178.4 million, respectively, as of December 31, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 14.1%, respectively, as of March 31, 2023. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 13.8%, respectively, as of December 31, 2022. For the three months ended March 31, 2023, the Company earned interest income of $6.1 million, from its investment in the Subordinated Certificates. As of March 31, 2023, $8.2 million was in Interest receivable on the Statement of Assets and Liabilities.

As of March 31, 2023 and December 31, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of March 31, 2023 and December 31, 2022, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of March 31, 2023 and December 31, 2022 (dollars in millions):

	As of March 31, 2023	As of December 31, 2022
Total first lien senior secured loans(1)	$5,222	$5,174
Largest loan to a single borrower(1)	$374	$377
Total of five largest loans to borrower(1)	$1,644	$1,631
Number of borrowers in the SDLP	22	22
Commitments to fund delayed draw loans (2)	$217	$294

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of March 31, 2023 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	9.54%	8/31/2028	$170,832	$170,832	$158,873	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.28%	8/31/2028	35,126	35,126	32,667	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	9.28%	8/31/2028	25,050	25,050	23,296	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.28%	8/31/2028	2,288	2,288	2,128	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.28%	8/31/2028	40,340	40,340	37,516	(2)
Benecon Midco II, LLC	Insurance	Term Loan	LIBOR	+	5.25%	(Q)	10.15%	12/4/2026	171,500	171,500	171,500	(2)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	11.66%	11/21/2024	4,682	4,340	328	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	11.66%	11/21/2024	18,895	17,518	1,323	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	11.66%	11/21/2024	128,963	119,560	9,027	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.66%	11/21/2024	7,098	6,580	497	(2)(3)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	10.59%	4/2/2029	235,222	235,222	235,222	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.50%	4/2/2029	19,458	19,458	19,458	(2)
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	7.75%	(Q)	12.43%	6/30/2024	242,024	241,979	217,822	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	LIBOR	+	6.00%	(Q)	11.09%	1/18/2024	146,348	146,303	146,348	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.80%	3/28/2025	81,958	81,958	81,958	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.30%	3/28/2025	65,492	65,492	65,492	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(Q)	10.30%	3/28/2025	171,429	171,429	171,429	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.30%	3/28/2025	4,286	4,286	4,286	(2)
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	10.69%	10/26/2027	9,696	9,696	9,502	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	LIBOR	+	5.50%	(Q)	10.66%	10/26/2027	223,328	223,328	218,861	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.87%	6/8/2026	24,858	24,858	24,858	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.00%	(Q)	10.04%	6/8/2026	104,213	104,213	104,213	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.78%	6/8/2026	32,000	32,000	32,000	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(M)	11.06%	8/17/2029	230,120	230,120	225,517	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.00%	8/17/2029	55,676	55,676	54,563	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.71%	12/10/2026	14,078	14,078	12,670	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.84%	12/10/2026	29,566	29,566	26,609	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.84%	12/10/2026	47,565	47,565	42,809	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.84%	12/10/2026	178,506	178,506	160,655	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	10.60%	11/13/2026	65,981	65,981	65,981	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	10.60%	11/13/2026	126,984	126,984	126,984	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.84%	12/29/2026	62,171	62,171	60,306	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	LIBOR	+	6.00%	(M)	10.84%	12/29/2026	206,986	206,986	200,776	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	13.15%	5/19/2027	31,526	31,526	29,950	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	LIBOR	+	6.50%	(Q)	11.68%	5/19/2027	188,294	188,294	178,879	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	10.41%	5/29/2025	261,342	261,342	261,342	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	10.41%	5/29/2025	76,186	76,186	76,186	(2)
Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	7.00%	(M)	11.91%	12/14/2027	49,614	49,614	49,614	(2)

Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	10.91%	8/31/2027	11,565	11,565	11,334	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.91%	8/31/2027	46,262	46,262	45,336	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(Q)	11.05%	8/31/2027	158,797	158,797	155,621	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	10.91%	8/31/2027	41,425	41,425	40,597	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	47,672	47,672	45,765	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	199,399	199,399	191,423	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Term Loan	SOFR	+	7.00%	(S)	11.69%	11/2/2029	277,255	277,255	268,937	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.13%	11/2/2029	3,203	3,203	3,107
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.59%	12/2/2026	24,650	24,650	24,404	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	10.59%	12/2/2026	14,663	14,663	14,516	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	10.59%	12/2/2026	207,801	207,801	205,723	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.59%	12/2/2026	58,772	58,772	58,184	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.34%	12/2/2026	17,342	17,342	16,996	(2)
Towne Holdings, Inc.	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	8.75%	(Q)	13.79%	8/31/2023	149,186	149,186	146,202	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.46%	11/9/2027	306,451	306,451	297,258	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.46%	11/9/2027	40,738	40,738	39,516	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.46%	11/9/2027	26,880	26,880	26,074	(2)
Total Investments, March 31, 2023									$5,221,742	$5,210,012	$4,932,438

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided is the rate in effect as of March 31, 2023.

(2) Loan includes interest rate floor feature.

(3) The investment is on non-accrual status as of March 31, 2023.

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

(2) Loan includes interest rate floor feature.

(3) The investment is on non-accrual status as of December 31, 2022.
Below are the Consolidated Statements of Assets and Liabilities for SDLP (dollars in millions):

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost of $5,210 and $5,166, respectively)	$4,932	$4,958
Restricted cash	122	83
Other Assets	54	67
Total assets	$5,108	$5,108

Senior notes	$3,562	$3,538
Intermediate funding notes	133	132
Interest payable	69	59
Other liabilities	61	51
Total liabilities	3,825	3,780
Members' capital	1,283	1,328
Total liabilities and members' capital	$5,108	$5,108

Below are the Consolidated Statements of Operations for SDLP (dollars in millions):

For the three months ended March 31, 2023

Selected Consolidated Statement of Operation Information:
Total revenues	$136
Total expenses	75
Net unrealized appreciation/(depreciation)	(68)
Net realized gain/(loss) (1)	-
Net income/(loss)	$(7)

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

After performing the investment analysis and income analysis for the three months ended March 31, 2023, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the “Senior Direct Lending Program” heading above.
Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of March 31, 2023 (dollars in thousands):

	As of March 31, 2023
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$92	$484,484	$484,576
Equity	—	—	2,683	2,683
Subordinated Certificates of the SDLP	—	—	175,778	175,778
Total	$—	$92	$662,945	$663,037
Investments measured at NAV (1)				1,305
Total				$664,342

(1) Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of December 31, 2022 (dollars in thousands):

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2023 (dollars in thousands):

	As of March 31, 2023
	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2022	$483,740	$2,633	$178,367	$664,740
Purchases	13,468	50	7,002	20,520
Investment increases due to payment-in-kind income	110	—	—	110
Principal repayments	(12,578)	—	(5,907)	(18,485)
Net amortization of premium/discount	410	—	—	410
Net change unrealized gains/(losses)	(666)	—	(3,684)	(4,350)
Transfer out of Level 3	—	—	—	—
Balance as of March 31, 2023	$484,484	$2,683	$175,778	$662,945
Net change unrealized appreciation/(depreciation) for investments still held as of March 31, 2023	$(666)	$—	$(3,684)	$(4,350)

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of March 31, 2023 (dollars in thousands):

	As of March 31, 2023
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$474,651	Income Approach (DCF)	Discount Rate	8.6% - 17.0%	10.6%
Senior Secured First Lien Term Loans	5,499	Recent Transaction	Transactions Prices	98.5% - 99.3%	99.0%
Senior Secured First Lien Term Loans	4,334	Market Approach (Recovery)	EBITDA Multiple	8.0x - 14.0x	8.8x
Equity	2,683	Income Approach (DCF)	Discount Rate	6.9% -10.3%	8.7%
Subordinated Certificates of the SDLP	175,778	Income Approach (DCF)	Discount Rate	9.0% - 10.0%	9.7%
Total	$662,945

(1) Unobservable inputs were weighted by the relative fair value of the investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of December 31, 2022 (dollars in thousands):

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

Note 5. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of March 31, 2023, the Company's asset coverage ratio was 239.92%.

The Company’s outstanding debt as of March 31, 2023 was as follows (dollars in thousands):

	As of March 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Facility	$300,000	$260,500	$260,500	$260,500
CIBC Facility	75,000	25,114	25,114	25,114
Total borrowings outstanding, net of deferred financing costs	$375,000	$285,614	$285,614	$285,614

The Company's outstanding debt as of December 31, 2022 was as follows (dollars in thousands):

	As of December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Facility	$500,000	$270,500	$270,500	$270,500
Fronting Agreement (1)	15,000	8,000	8,000	8,000
Total borrowings outstanding, net of deferred financing costs	$515,000	$278,500	$278,500	$278,500

(1) See Note 6. Related Party Transactions for details on the Fronting Amount.

JPM Facility

On June 2, 2022, the Company's wholly owned subsidiary, VCCF, entered into the Loan and Security Agreement (the "Loan and Security Agreement" and the revolving credit facility thereunder, the "JPM Facility") with JPMorgan Chase Bank, National Association, as administrative agent ("JPMorgan"). The JPM Facility allows VCCF to borrow up to $300 million, subject to certain leverage and borrowing base restrictions, and may potentially be expanded up to $600 million with the consent of the lenders. The JPM Facility’s reinvestment period ends on June 2, 2025 and has a termination date of June 2, 2027.

The JPM Facility bears interest at an annual rate of: (i) with respect to interest based reference rate other than a term SOFR, the reference rate plus a margin equal to 2.375% per annum; provided that, in the case of advances denominated in British Pounds, the margin shall be 2.494% per annum (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.475% per annum and (iii) with respect to interest based on a Base Rate, the Base Rate plus a margin equal to 2.475% per annum. JPMorgan determines the reference rate. The Company paid a fee of 0.50% per annum on the average daily committed but unused amounts under the JPM Facility during its ramp-up period (June 2, 2022 up to but not including March 2, 2023), and, beginning March 3, 2023, pays a fee of 0.75% on annum.

On January 26, 2023, the Company entered into Amendment No. 1 to the Loan and Security Agreement (the “Amendment”). The Amendment, among other things: (i) reduced the borrowings available under the JPM Facility from up to $500 million to up to $300 million, subject to certain leverage and borrowing base restrictions; and (ii) reduced the commitment increase, subject to lender consent, from up to $800 million to up to $600 million. The reduction was accounted for as a debt modification to a line-of-credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt financing costs in the amount of $1.4 million and is recorded on the Consolidated Statement of Operations as a component of "Credit facility fees".

At March 31, 2023 and December 31, 2022, the carrying amount of the Company's borrowings under the JPM Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the JPM Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three months ended March 31, 2023 (dollars in thousands):

Three Months Ended March 31, 2023
JPM Facility interest	$4,693
JPM Facility unused fees	119
Amortization of debt issuance costs	1,550
Total interest and financing expenses related to the JPM Facility	$6,362
Weighted average outstanding debt balance of the JPM Facility	$266,500
Weighted average interest rate of the JPM Facility (annualized)	7.1%

CIBC Facility

On January 31, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement” and the senior secured credit facility thereunder, the “CIBC Facility”) among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and CIBC Bank USA ("CIBC"), as administrative agent and as sole lead arranger. The CIBC Facility is guaranteed by VCCEH, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the CIBC Facility may be used for general corporate purposes, including the funding of portfolio investments. The initial maximum principal amount of the CIBC Facility is $75 million, subject to availability under the borrowing base, which is based on the Company’s and Guarantor’s portfolio investments and other outstanding indebtedness. Maximum capacity under the CIBC Facility may be increased to $150 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The CIBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions. The CIBC Facility's commitment termination date is January 31, 2026 and has a final maturity date of January 31, 2028.

The CIBC Facility bears interest from January 1, 2023 to January 31, 2026 (the "Availability Period") at an annual rate of: (i) with respect to interest based on the greatest of (i) the Prime Rate, or the Federal Funds Effective Rate plus 1/2 of 1% and (iii) zero (the "ABR"), the ABR plus a margin equal to 1.500% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.500% per annum and after the Availability Period at an annual rate of: (i) with respect to interest based on the ABR, the ABR plus a margin equal to 1.750% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.750% per annum. CIBC, as the administrative agent, determines the reference rate. The Company pays a fee of 0.375% per annum on the average daily committed but unused amounts under the CIBC Facility during the first nine months of the CIBC Facility (January 31, 2023 up to but not including October 31, 2023), and thereafter, 0.375% if the average daily used amount of the commitment exceeds 25% of the total commitment or otherwise, 0.50%.

At March 31, 2023, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three months ended March 31, 2023 (dollars in thousands):

Three Months Ended March 31, 2023
CIBC Facility interest	$119
CIBC Facility unused fees	41
Amortization of debt issuance costs	35
Total interest and financing expenses related to the CIBC Facility	$195
Weighted average outstanding debt balance of the CIBC Facility	$6,595
Weighted average interest rate of the CIBC Facility (annualized)	7.3%

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

For the three months ended March 31, 2023, the Company incurred base management fees to the Adviser of $1.3 million.

As of March 31, 2023, $1.3 million was included in “base management fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

The Income Incentive Fee for a particular quarter is subject to a cap (the "Incentive Fee Cap"). For periods prior to a Public Listing, the Incentive Fee Cap is equal to the difference between (x) 12.5% of the Cumulative Net Return (as defined below) from the calendar quarter then ending and the eleven preceding calendar quarters (such period the "Trailing Twelve Quarters") and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Following a Public Listing, the Incentive Fee Cap will be equal to the difference between (x) 20% of the Cumulative Net Return during the relevant Trailing Twelve Quarters and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Cumulative Net Return is defined as the sum of (a) pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation in respect of the relevant Trailing Twelve Quarters.

For the three months ended March 31, 2023, the Company incurred an Income Incentive Fee of $0.7 million.

As of March 31, 2023, $0.7 million was included in “Income-based incentive fee payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2023, the Company did not incur a Capital Gains Incentive Fee.

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

For the three months ended March 31, 2023, the Company recorded administrator expenses of $0.3 million.

As of March 31, 2023, the Company had $0.3 million in "Administrator expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities.

As of December 31, 2022, the Company had $0.3 million in "Administrator expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities.

The Administrator also has entered into a sub-administration agreement with State Street Bank and Trust Company (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and administrative services to the Company, subject to the oversight of the Administrator, including preparing certain financial information, providing certain treasury services, and providing certain fund accounting services. The Company, on behalf of the Administrator, will pay the Sub-Administrator fees for its services as it determines are commercially reasonable in its sole discretion and for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions.

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

Fronting Letter Agreement

On December 15, 2022, the Company and Varagon entered into a Fronting Letter Agreement (the “Fronting Letter”). Pursuant to the Fronting Letter, for purposes of facilitating the Company’s funding obligations under or in connection with one or more of its portfolio investments, upon request by the Company or the Adviser, and the consent of Varagon, Varagon will advance up to an aggregate amount of $15.0 million to the Company (each advance, a "Fronted Amount"). Each Fronted Amount will be reimbursed to Varagon by the Company within 90 days of receipt without any interest or fees.

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

Note 7. Commitments

Unfunded commitments

As of March 31, 2023 and December 31, 2022, the Company had commitments under loan and financing agreements to fund up to $26.5 million to 33 portfolio companies and $33.0 million and 30 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2023 and December 31, 2022 are shown in the table below (dollars in thousands):

	As of March 31, 2023	As of December 31, 2022
Accupac, LLC	$564	$564
ADPD Holdings, LLC	5	5
ADPD Holdings, LLC	—	2
ADPD Holdings, LLC	13	13
ADPD Holdings, LLC	13	13
Advanced Web Technologies Holding Company	76	76
Adviser Investments, LLC	9	9
Adviser Investments, LLC	53	53
Arrowhead Holdco Company	19	19
Boulder Scientific Company, LLC	1,043	1,043
BRG Acquisition Co., LLC	600	600
Cadent, LLC	181	181
Castleworks Home Services Company	7	277
Center For Autism and Related Disorders, LLC	281	2,235
Energy Labs Holdings Corp.	943	943
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	360	456
Eye Health America, LLC	1,092	1,146
Fingerpaint Marketing, Inc.	3	—
JTM Foods, LLC	19	27
KL Bronco Acquisition, Inc.	375	536
KL Bronco Acquisition, Inc.	1,786	1,786
Krayden Holdings, Inc	386	—
Krayden Holdings, Inc	386	—
Krayden Holdings, Inc	406	—
LAV Gear Holdings, Inc.	5	—
M&D Midco, Inc.	11	12
M&D Midco, Inc.	23	23
MDI Buyer, Inc.	7	7
MWD Management, LLC	267	233
North Haven Stallone Buyer, LLC	9	10
OIS Management Services, LLC	538	577
OIS Management Services, LLC	1,698	1,923
Oliver Packaging, LLC	176	585
Pediatric Home Respiratory Services, LLC	1,062	1,063
RFI Buyer, Inc.	12	12
RFI Buyer, Inc.	14	14
Senior Direct Lending Program, LLC	7,700	10,438
SGA Dental Partners Opco, LLC	3,536	4,629
Techmer BB Bidco, LLC	6	7
Techmer BB Bidco, LLC	34	36
Turbo Buyer, Inc.	760	760
United Musculoskeletal Partners Acquisition Holdings, LLC	1,032	1,630
USN Opco, LLC	593	593
USSC Acquisition Corp.	331	331
Total Unfunded Commitments	$26,549	$32,982

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2023, the Company had cash of $14.0 million, available borrowings under the JPM Facility of $39.5 million, subject to borrowing base limitations, available borrowings under the CIBC Facility of $49.9 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million. As of December 31, 2022, the Company had cash of $20.4 million, available borrowings under the JPM Facility of $229.5 million, subject to borrowing base limitations, up to $7.0 million of Fronted Amounts from Varagon, and undrawn capital commitments of $73.5 million.

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

For the three months ended March 31, 2023, the Company accrued $0.1 million for directors’ fees. As of March 31, 2023, the Company had $0.2 million in "Directors' fees payable" in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2022, the Company had $0.1 million in "Directors' fees and expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities.

Note 9. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three months ended March 31, 2023 (dollars in thousands):

Three Months Ended March 31, 2023
Net increase (decrease) in net assets resulting from operations	$5,116
Weighted average shares outstanding (1)	41,493,237
Earnings per share (basic and diluted) (1)	$0.12

Capital Activity

The Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.01 per share. The Company intends to offer and sell its shares of common stock to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended in a private placement in reliance on Regulation D and Regulation S, as applicable. In connection with the Fundraising Period, the Company held the Initial Closing on June 2, 2022 and entered into subscription agreements in which investors have made capital commitments to purchase shares of common stock (the “Subscription Agreements”), providing private placement of the Company’s shares of common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022, in connection with the Merger.

As of March 31, 2023, the Company had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, the Company held the Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of its shares of common stock. On June 2, 2022, the Company delivered its first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $124.9 million is from the Adviser and its affiliates, executives and employees of the Adviser, and officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through March 31, 2023 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock from inception through March 31, 2023:

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Total					$30,018	11,199	$112

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2023 (dollars in thousands, except per share data):

For the three months ended
March 31, 2023
Per Share Data: (1)
Net asset value, beginning of period	$9.73
Net investment income (loss)	0.23
Net unrealized appreciation (depreciation) on investments	(0.11)
Net increase (decrease) in net assets resulting from operations	0.12
Distributions of net investment income to shareholders (2)	(0.22)
Net asset value per share, end of period	$9.63
Number of shares outstanding, end of period	41,497,926
Total return based on net asset value (3)(4)	1.24%
Net assets attributable to shareholders, end of period	$399,645

Ratio to average net assets attributable to shareholders:
Average net assets	$401,661
Total expenses (5)	9.27%
Total expenses (other than incentive fee) (5)	9.09%
Net investment income (5)	10.19%
Interest expense and credit facility fees (5)	6.62%

Ratios/Supplemental Data:
Asset coverage, end of period (6)	239.92%
Weighted-average shares outstanding	41,493,237
Total capital commitments, end of period	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%
Average debt outstanding (7)	$273,095
Average debt outstanding per share	$6.58
Portfolio turnover (4)	2.78%
Year of formation	2019

(1) The per share data was derived by using the weighted average shares outstanding.

(2) Distributions declared per common share was calculated as the sum of distributions on common stock declared during the year divided by the number of shares of common stock outstanding at each respective quarter-end date.

(3) Total return is based on the change in net asset value during the year divided by the beginning net asset value for the year, taking into account distributions declared, if any, reinvested in accordance with the Company’s DRIP.

(4) Not annualized.

(5) Annualized, except in the case of non-recurring expenses (i.e. organizational expenses).

(6) Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause the Company to be below the required amount of regulatory coverage.

(7) Based on daily weighted average balance of debt outstanding during the period.

Note 11. Income Taxes

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

For the three months ended March 31, 2023, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three months ended March 31, 2023 and the year ended December 31, 2022, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions as of and through March 31, 2023.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of March 31, 2023.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Tax cost of investments	$682,143	$679,589
Unrealized appreciation	315	216
Unrealized depreciation	(18,106)	(13,659)
Net unrealized appreciation (depreciation) from investments	$(17,791)	$(13,443)

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2023 except as disclosed below:

On May 10, 2023, the Board declared a quarterly distribution of $0.2246 per share of common stock, which is payable on July 15, 2023 to shareholders of record as of July 1, 2023.

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

On October 20, 2021, the Company formed a wholly owned subsidiary, VCC Equity Holdings, LLC ("VCCEH”), a Delaware limited liability company, which is taxed as a corporation for federal income tax purposes. VCCEH was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code, and the assets held by VCCEH are pledged as collateral supporting the amounts outstanding under the CIBC Facility (as discussed below). In addition, the Company has two other wholly owned subsidiaries, VCC Funding, LLC ("VCCF"), a bankruptcy remote special purpose entity, whose assets are pledged as collateral supporting the amounts outstanding under the JPM Facility (as discussed below), and Varagon SDLP, LLC (“VSDLP”), which holds the Company's interest in the SDLP. VCCEH, VCCF and VSDLP are each wholly owned subsidiaries of the Company, and as such are consolidated in its consolidated financial statements commencing from June 2, 2022, the commencement of investment operations, in accordance with the Company’s consolidation policy.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of March 31, 2023, the Company's asset coverage ratio was 239.92%.

Portfolio and Investment Activity

As of March 31, 2023, our portfolio had a fair market value of approximately $664.3 million. The following table summarizes our portfolio and investment activity during the three months ended March 31, 2023 (dollars in thousands):

Three Months Ended March 31, 2023
Investments made in new portfolio companies	$8,524
Investments made in existing portfolio companies	11,996
Aggregate amount in exits and repayments	(18,486)
Net investment activity	$2,034

Portfolio Companies, at beginning of period	77
Number of new portfolio companies	4
Number of exited portfolio companies	(1)
Portfolio companies, at end of period	80

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2023 (dollars in thousands):

	As of March 31, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$494,159	72.5%	$484,576	72.9%
Equity	3,988	0.6	3,988	0.6
Subordinated Certificates of the SDLP	183,102	26.9	175,778	26.5
Total	$681,249	100.0%	$664,342	100.0%

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of March 31, 2023:

	As of March 31, 2023
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	10.9%	11.9%
Equity	N/A	N/A
Subordinated Certificates of the SDLP	13.5	14.1
Total	11.6%	12.5%

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
1

Involves the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable.

2

Involves an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are generally neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2.

3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination or acquisition.

4

Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due).

5

Involves a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

The weighted average risk rating of our investments based on fair value was 2.0 as of March 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	As of March 31, 2023		As of December 31, 2022
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$3,844	0.7%	$14,965	2.3%
2	650,910	97.9	643,637	96.6
3	5,254	0.8	5,261	0.8
4	4,334	0.6	—	—
5	—	—	2,273	0.3
Total	$664,342	100.0%	$666,136	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	As of March 31, 2023		As of December 31, 2022
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$677,261	100.0%	$674,757	100.0%
Non-Accrual	—	—	—	—
Total	$677,261	100.0%	$674,757	100.0%

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of March 31, 2023, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of March 31, 2023, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion, in the aggregate, of which $206.3 million is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of March 31, 2023, the Company has funded $183.1 million of its commitment to the SDLP and had $23.2 million in unfunded commitments remaining to the SDLP.

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

The amortized cost and fair value of the Subordinated Certificates held by the Company were $183.1 million and $175.8 million, respectively, as of March 31, 2023. The amortized cost and fair value of the Subordinated Certificates held by the Company were $182.0 million and $178.4 million, respectively, as of December 31, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 14.1%, respectively, as of March 31, 2023. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 13.8%, respectively, as of December 31, 2022. For the three months ended March 31, 2023, the Company earned interest income of $6.1 million, from its investment in the Subordinated Certificates. As of March 31, 2023, $8.2 million was in Interest receivable on the Statement of Assets and Liabilities.

As of March 31, 2023, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of March 31, 2023, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio (dollars in millions):

	As of March 31, 2023	As of December 31, 2022
Total first lien senior secured loans(1)	$5,222	$5,174
Largest loan to a single borrower(1)	$374	$377
Total of five largest loans to borrower(1)	$1,644	$1,631
Number of borrowers in the SDLP	22	22
Commitments to fund delayed draw loans (2)	$217	$294

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of March 31, 2023 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	9.54%	8/31/2028	$170,832	$170,832	$158,873	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.28%	8/31/2028	35,126	35,126	32,667	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	9.28%	8/31/2028	25,050	25,050	23,296	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.28%	8/31/2028	2,288	2,288	2,128	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.28%	8/31/2028	40,340	40,340	37,516	(2)
Benecon Midco II, LLC	Insurance	Term Loan	LIBOR	+	5.25%	(Q)	10.15%	12/4/2026	171,500	171,500	171,500	(2)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	11.66%	11/21/2024	4,682	4,340	328	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	11.66%	11/21/2024	18,895	17,518	1,323	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	11.66%	11/21/2024	128,963	119,560	9,027	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.66%	11/21/2024	7,098	6,580	497	(2)(3)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	10.59%	4/2/2029	235,222	235,222	235,222	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.50%	4/2/2029	19,458	19,458	19,458	(2)
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	7.75%	(Q)	12.43%	6/30/2024	242,024	241,979	217,822	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	LIBOR	+	6.00%	(Q)	11.09%	1/18/2024	146,348	146,303	146,348	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.80%	3/28/2025	81,958	81,958	81,958	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.30%	3/28/2025	65,492	65,492	65,492	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(Q)	10.30%	3/28/2025	171,429	171,429	171,429	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.30%	3/28/2025	4,286	4,286	4,286	(2)
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	10.69%	10/26/2027	9,696	9,696	9,502	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	LIBOR	+	5.50%	(Q)	10.66%	10/26/2027	223,328	223,328	218,861	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.87%	6/8/2026	24,858	24,858	24,858	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.00%	(Q)	10.04%	6/8/2026	104,213	104,213	104,213	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.78%	6/8/2026	32,000	32,000	32,000	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(M)	11.06%	8/17/2029	230,120	230,120	225,517	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.00%	8/17/2029	55,676	55,676	54,563	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.71%	12/10/2026	14,078	14,078	12,670	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.84%	12/10/2026	29,566	29,566	26,609	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.84%	12/10/2026	47,565	47,565	42,809	(2)
Manna Pro Products, LLC	Food Products	Term Loan	LIBOR	+	6.00%	(M)	10.84%	12/10/2026	178,506	178,506	160,655	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	10.60%	11/13/2026	65,981	65,981	65,981	(2)
n2y Holdings, LLC	Software	Term Loan	LIBOR	+	5.75%	(M)	10.60%	11/13/2026	126,984	126,984	126,984	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.84%	12/29/2026	62,171	62,171	60,306	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	LIBOR	+	6.00%	(M)	10.84%	12/29/2026	206,986	206,986	200,776	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	13.15%	5/19/2027	31,526	31,526	29,950	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	LIBOR	+	6.50%	(Q)	11.68%	5/19/2027	188,294	188,294	178,879	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	LIBOR	+	5.25%	(Q)	10.41%	5/29/2025	261,342	261,342	261,342	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	10.41%	5/29/2025	76,186	76,186	76,186	(2)
Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	7.00%	(M)	11.91%	12/14/2027	49,614	49,614	49,614	(2)

Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	10.91%	8/31/2027	11,565	11,565	11,334	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.91%	8/31/2027	46,262	46,262	45,336	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(Q)	11.05%	8/31/2027	158,797	158,797	155,621	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	10.91%	8/31/2027	41,425	41,425	40,597	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	47,672	47,672	45,765	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	199,399	199,399	191,423	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Term Loan	SOFR	+	7.00%	(S)	11.69%	11/2/2029	277,255	277,255	268,937	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.13%	11/2/2029	3,203	3,203	3,107
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.59%	12/2/2026	24,650	24,650	24,404	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	10.59%	12/2/2026	14,663	14,663	14,516	(2)
THG Acquisition, LLC	Insurance	Term Loan	LIBOR	+	5.75%	(M)	10.59%	12/2/2026	207,801	207,801	205,723	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.59%	12/2/2026	58,772	58,772	58,184	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.34%	12/2/2026	17,342	17,342	16,996	(2)
Towne Holdings, Inc.	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	8.75%	(Q)	13.79%	8/31/2023	149,186	149,186	146,202	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.46%	11/9/2027	306,451	306,451	297,258	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.46%	11/9/2027	40,738	40,738	39,516	(2)
Walnut Parent, Inc.	Household Products	Term Loan	LIBOR	+	5.50%	(Q)	10.46%	11/9/2027	26,880	26,880	26,074	(2)
Total Investments, March 31, 2023									$5,221,742	$5,210,012	$4,932,438

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided is the rate in effect as of March 31, 2023.

(2) Loan includes interest rate floor feature.

(3) Loan was on non-accrual status as of March 31, 2023.

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

(2) Loan includes interest rate floor feature.

(3) The investment is on non-accrual status as of December 31, 2022.

Below are the Consolidated Statements of Assets and Liabilities for SDLP (dollars in millions):

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost of $5,210 and $5,166, respectively)	$4,932	$4,958
Restricted cash	122	83
Other Assets	54	67
Total assets	$5,108	$5,108

Senior notes	$3,562	$3,538
Intermediate funding notes	133	132
Interest payable	69	59
Other liabilities	61	51
Total liabilities	3,825	3,780
Members' capital	1,283	1,328
Total liabilities and members' capital	$5,108	$5,108

Below are the Consolidated Statements of Operations for SDLP (dollars in millions):

For the three months ended March 31, 2023

Selected Consolidated Statement of Operation Information:
Total revenues	$136
Total expenses	75
Net unrealized appreciation/(depreciation)	(68)
Net realized gain/(loss) (1)	-
Net income/(loss)	$(7)

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

After performing the investment analysis and income analysis for the three months ended March 31, 2023, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the “Senior Direct Lending Program” heading above.

Results of Operations

We commenced investment operations on June 2, 2022 and therefore have no prior periods with which to compare our operating results for the three months ended March 31, 2023.

Our operating results for the three months ended March 31, 2023 were as follows (dollars in thousands):

Three Months Ended March 31, 2023
Total investment income	$19,270
Total expenses (including excise tax expense)	9,806
Net investment income	9,464
Net change in unrealized appreciation (depreciation)	(4,348)
Net increase in net assets resulting from operations	$5,116
Net investment income per share - basic and diluted	$0.23
Net increase in net assets resulting from operations per share - basic and diluted	$0.12

Net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio. We expect our portfolio to continue to grow as we raise and deploy capital through our private offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as LIBOR or SOFR, may affect our investment income over the long term. Increases in interest rates, however, may adversely affect our existing borrowers.

Investment Income

For the three months ended March 31, 2023, total investment income was $19.3 million, which was primarily attributable to interest income from investments in our portfolio companies and, to a lesser extent, fee income.

Operating Expenses

Expenses for the three months ended March 31, 2023 were as follows (dollars in thousands):

Three Months Ended March 31, 2023
Base management fees	$1,257
Income-based incentive fees	731
Professional fees	518
Administrator expenses	343
Interest expenses	4,812
Credit facility fees	1,745
Directors’ fees and expenses	80
Organizational expenses	102
Insurance expenses	98
Other general and administrative	120
Total expenses	$9,806

For the three months ended March 31, 2023, total expenses were $9.8 million. For the three months ended March 31, 2023, management and incentive fees totaled $2.0 million.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees were $6.6 million for the three months ended March 31, 2023. These expenses are related to the JPM Facility (as defined below) and the CIBC Facility (as defined below). Additionally, the Amendment (as defined below) relating to the JPM Facility attributed to an acceleration of debt financing costs in the amount of $1.4 million (see "JPM Facility" below for more information).

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three months ended March 31, 2023, we did not have any realized gains or losses on our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2023, we had $(4.3) million of unrealized depreciation on portfolio investments.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2023, the net increase in net assets resulting from operations was $5.1 million or $0.12 per share.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds from drawdowns of our capital commitments to purchase shares of our common stock pursuant to our private offering of our shares (the "Offering"), (ii) cash flows from our operations, (iii) proceeds from net borrowings on the JPM Facility and the CIBC Facility and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings under the JPM Facility and the CIBC Facility and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies in accordance with our investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) providing capital to the SDLP through the Subordinated Certificates, (iii) the cost of operations (including paying the Adviser), (iv) debt service and other financing costs of any borrowings, (v) any cash distributions to the holders of our common stock, and (vi) general working capital purposes. We will also pay operating expenses, including advisory and administrative fees and expenses, and may pay other expenses such as due diligence expenses of potential new investments, from the net proceeds of the Offering.

Equity

We are authorized to issue 500,000,000 shares of common stock at $0.01 par value per share.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022 in connection with the Merger.

As of March 31, 2023, we had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock. On June 2, 2022, we delivered our first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $124.9 million is from the Adviser and its affiliates, executives and employees of the Adviser, and officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through March 31, 2023 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock from inception through March 31, 2023:

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Total					$30,018	11,199	$112

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of March 31, 2023.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof.

Credit Facilities

JPM Facility

On June 2, 2022, the Company's wholly owned subsidiary, VCCF, entered into the Loan and Security Agreement (the “Loan and Security Agreement” and the revolving credit facility thereunder, the “JPM Facility”) with JPMorgan Chase Bank, National Association, as administrative agent (“JPMorgan”).

The JPM Facility allows VCCF to borrow up to $300 million, subject to certain leverage and borrowing base restrictions, and may potentially be expanded up to $600 million with the consent of the lenders. The JPM Facility’s reinvestment period ends on June 2, 2025 and has a termination date of June 2, 2027.

The JPM Facility bears interest at an annual rate of: (i) with respect to interest based reference rate other than a term SOFR, the reference rate plus a margin equal to 2.375% per annum; provided that, in the case of advances denominated in British Pounds, the margin shall be 2.494% per annum (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.475% per annum and (iii) with respect to interest based on a Base Rate, the Base Rate plus a margin equal to 2.475% per annum. JPMorgan determines the reference rate. The Company paid a fee of 0.50% per annum on the average daily committed but unused amounts under the JPM Facility during its ramp-up period (June 2, 2022 up to but not including March 2, 2023), and, beginning March 3, 2023, pays a fee of 0.75% on annum.

On January 26, 2023, the Company entered into the Amendment No. 1 to the Loan and Security Agreement (the “Amendment”). The Amendment, among other things: (i) reduced the borrowings available under the JPM Facility from up to $500 million to up to $300 million, subject to certain leverage and borrowing base restrictions; and (ii) reduced the commitment increase, subject to lender consent, from up to $800 million to up to $600 million. The reduction was accounted for as a debt modification to a line-of-credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt financing costs in the amount of $1.4 million and is recorded on the Consolidated Statement of Operations as a component of "Credit facility fees."

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three months ended March 31, 2023 (dollars in thousands):

Three Months Ended March 31, 2023
JPM Facility interest	$4,693
JPM Facility unused fees	119
Amortization of debt issuance costs	1,550
Total interest and financing expenses related to the JPM Facility	$6,362
Weighted average outstanding debt balance of the JPM Facility	$266,500
Weighted average interest rate of the JPM Facility (annualized)	7.1%

CIBC Facility

On January 31, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement” and the senior secured credit facility thereunder, the “CIBC Facility”) among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and CIBC Bank USA ("CIBC"), as administrative agent and as sole lead arranger. The CIBC Facility is guaranteed by VCCEH, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the CIBC Facility may be used for general corporate purposes, including the funding of portfolio investments. The initial maximum principal amount of the CIBC Facility is $75 million, subject to availability under the borrowing base, which is based on the Company’s and Guarantor’s portfolio investments and other outstanding indebtedness. Maximum capacity under the CIBC Facility may be increased to $150 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The CIBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions. The CIBC Facility's commitment termination date is January 31, 2026 and has a final maturity date of January 31, 2028.

The CIBC Facility bears interest from January 1, 2023 to January 31, 2026 (the "Availability Period") at an annual rate of: (i) with respect to interest based on the greatest of (i) the Prime Rate, or the Federal Funds Effective Rate plus 1/2 of 1% and (iii) zero (the "ABR"), the ABR plus a margin equal to 1.500% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.500% per annum and after the Availability Period at an annual rate of: (i) with respect to interest based on the ABR, the ABR plus a margin equal to 1.750% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.750% per annum. CIBC, as the administrative agent determines the reference rate. The Company pays a fee of 0.375% per annum on the average daily committed but unused amounts under the CIBC Facility during the first nine months of the CIBC Facility (January 31, 2023 up to but not including October 31, 2023), and thereafter, 0.375% if the average daily used amount of the commitment exceeds 25% of the total commitment or otherwise, 0.50%.

At March 31, 2023, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three months ended March 31, 2023 (dollars in thousands):

Three Months Ended March 31, 2023
CIBC Facility interest	$119
CIBC Facility unused fees	41
Amortization of debt issuance costs	35
Total interest and financing expenses related to the CIBC Facility	$195
Weighted average outstanding debt balance of the CIBC Facility	$6,595
Weighted average interest rate of the CIBC Facility (annualized)	7.3%

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of March 31, 2023 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
JPM Facility	$260,500	$—	$—	$260,500	$—
CIBC Facility	25,114	—	—	25,114	—
Total debt obligations	$285,614	$—	$—	$285,614	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of March 31, 2023 and December 31, 2022, we had commitments under loan and financing agreements to fund up to $26.5 million to 33 portfolio companies and $33.0 million and 30 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2023 and December 31, 2022 are shown in the table below (dollars in thousands):

	As of March 31, 2023	As of December 31, 2022
Accupac, LLC	$564	$564
ADPD Holdings, LLC	5	5
ADPD Holdings, LLC	—	2
ADPD Holdings, LLC	13	13
ADPD Holdings, LLC	13	13
Advanced Web Technologies Holding Company	76	76
Adviser Investments, LLC	9	9
Adviser Investments, LLC	53	53
Arrowhead Holdco Company	19	19
Boulder Scientific Company, LLC	1,043	1,043
BRG Acquisition Co., LLC	600	600
Cadent, LLC	181	181
Castleworks Home Services Company	7	277
Center For Autism and Related Disorders, LLC	281	2,235
Energy Labs Holdings Corp.	943	943
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	360	456
Eye Health America, LLC	1,092	1,146
Fingerpaint Marketing, Inc.	3	—
JTM Foods, LLC	19	27
KL Bronco Acquisition, Inc.	375	536
KL Bronco Acquisition, Inc.	1,786	1,786
Krayden Holdings, Inc	386	—
Krayden Holdings, Inc	386	—
Krayden Holdings, Inc	406	—
LAV Gear Holdings, Inc.	5	—
M&D Midco, Inc.	11	12
M&D Midco, Inc.	23	23
MDI Buyer, Inc.	7	7
MWD Management, LLC	267	233
North Haven Stallone Buyer, LLC	9	10
OIS Management Services, LLC	538	577
OIS Management Services, LLC	1,698	1,923
Oliver Packaging, LLC	176	585
Pediatric Home Respiratory Services, LLC	1,062	1,063
RFI Buyer, Inc.	12	12
RFI Buyer, Inc.	14	14
Senior Direct Lending Program, LLC	7,700	10,438
SGA Dental Partners Opco, LLC	3,536	4,629
Techmer BB Bidco, LLC	6	7
Techmer BB Bidco, LLC	34	36
Turbo Buyer, Inc.	760	760
United Musculoskeletal Partners Acquisition Holdings, LLC	1,032	1,630
USN Opco, LLC	593	593
USSC Acquisition Corp.	331	331
Total Unfunded Commitments	$26,549	$32,982

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

For more information regarding the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see "Item 1. Notes to Consolidated Financial Statements - Note 2 Significant Accounting Policies”.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three months ended March 31, 2023, the Company earned PIK interest of $0.2 million.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three months ended March 31, 2023, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of March 31, 2023.

Recent Developments

On May 10, 2023, the Board declared a quarterly distribution of $0.2246 per share of common stock, which is payable on July 15, 2023 to shareholders of record as of July 1, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including the valuation of our investment portfolio and changes in interest rates. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including inflationary pressures; overall market changes, including an increase in market volatility, interest rate volatility, including the decommissioning of LIBOR and rising interest rates; and legislative reform; local, regional, national or global political, social or economic instability. Generally, a rise in the general level of interest rates, like the current rising interest rate environment as described below, can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Conversely, a decline in the general level of interest rates can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our decreased pre-incentive fee net investment income.

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

As of March 31, 2023, all income producing investments in our portfolio were at floating rates indexed to LIBOR and SOFR, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2023, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$20,700	$8,475	$12,225
Up 200 basis points	13,800	5,650	8,150
Up 100 basis points	6,900	2,825	4,075
Down 100 basis points	(6,900)	(2,825)	(4,075)
Down 200 basis points	(13,800)	(5,650)	(8,150)
Down 300 basis points	(20,700)	(8,475)	(12,225)

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2023. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in rules 13a-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed under "Item. 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 27, 2023, which is accessible on the SEC’s website at sec.gov.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships, including small and regional banks, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement. (2)
3.2	Amended and Restated Bylaws. (1)
3.3	Article of Merger of the Company. (2)
4.1	Form of Subscription Agreement. (3)
10.1

Amendment No. 1 to the Loan and Security Agreement, dated as of January 26, 2023, by and among VCC Funding, LLC, as borrower, the lenders party thereto, the collateral administrator, collateral agent and securities intermediary party thereto, JPMorgan Chase Bank, National Association, as administrative agent, and Varagon Capital Corporation, as servicer. (4)

10.2

Senior Secured Revolving Credit Agreement, dated as of January 31, 2023, among Varagon Capital Corporation, as borrower, the lenders and issuing banks party thereto, and CIBC Bank USA, as administrative agent and as sole lead arranger. (5)

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

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: May 12, 2023	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer