Form 10-Q
period 2023-06-30
Varagon Capital Corp
filed 2023-08-11
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, there was no established public market for the Registrant’s common stock.

As of August 11, 2023, the registrant had 41,501,706 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	As of	As of
	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $493,737 and $496,688, respectively)	$482,273	$487,769
Controlled investments, at fair value (amortized cost of $184,112 and $182,007, respectively)	176,748	178,367
Total investments, at fair value (amortized cost of $677,849 and $678,695, respectively)	659,021	666,136
Cash	29,264	20,416
Interest receivable	10,562	9,271
Deferred financing costs	2,896	3,572
Prepaid expenses	728	694
Other assets	157	83
Total assets	$702,628	$700,172

LIABILITIES
Revolving credit facility payable (Note 5)	$284,000	$270,500
Fronting amount payable (Note 6)	—	8,000
Shareholder distributions payable	—	9,978
Interest and credit facility fees payable	5,247	4,367
Base management fees payable (Note 6)	1,271	1,264
Income incentive fees payable (Note 6)	1,287	473
Administrator expenses payable	287	295
Directors' fees and expenses payable	79	84
Due to affiliates	771	783
Accounts payable and accrued expenses	1,035	751
Total liabilities	293,977	296,495

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,497,926 shares issued and outstanding at June 30, 2023, and 500,000,000 shares authorized; 41,490,642 shares issued and outstanding at December 31, 2022	415	415
Paid-in capital in excess of par value	414,940	414,868
Total accumulated earnings (loss)	(6,704)	(11,606)
Total net assets	$408,651	$403,677
NET ASSETS PER SHARE	$9.85	$9.73

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$13,876	$2,525	$27,082	$2,525
Fee income	128	35	134	35
Total investment income from non-controlled/non-affiliated investments	14,004	2,560	27,216	2,560
From controlled investments:
Interest income	6,204	1,635	12,262	1,635
Total investment income from controlled investments	6,204	1,635	12,262	1,635
Total investment income	20,208	4,195	39,478	4,195

Expenses:
Base management fees (Note 6)	$1,271	$357	$2,528	$357
Income incentive fees (Note 6)	1,286	26	2,017	26
Professional fees	503	220	1,021	220
Administrator expenses	287	93	630	93
Interest expenses (Note 5)	5,300	805	10,112	805
Credit facility fees (Note 5)	297	162	2,042	162
Directors’ fees and expenses	83	72	163	153
Organizational expenses	91	19	193	19
Insurance expenses	97	41	195	41
Other general and administrative expenses	66	10	186	10
Total expenses	9,281	1,805	19,087	1,886
Net investment income (loss)	10,927	2,390	20,391	2,309

Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(1,881)	(2,126)	(2,545)	(2,126)
Controlled investments	(40)	—	(3,724)	—
Net change in unrealized appreciation (depreciation) on investments	(1,921)	(2,126)	(6,269)	(2,126)
Net increase (decrease) in net assets resulting from operations	$9,006	$264	$14,122	$183

Per Common Share Information:
Weighted average shares outstanding	41,497,926	36,130,510	41,495,620	36,130,510
Net investment income per share (basic and diluted) (1)	$0.26	$0.07	$0.49	$0.06
Earnings per share (basic and diluted) (1)	$0.22	$0.01	$0.34	$0.01

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

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount (1)	Excess of Par (1)	earnings (loss)	Net Assets
Balance at March 31, 2022	100	$—	$—	$(81)	$(81)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,390	2,390
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,126)	(2,126)
Capital transactions:
Issuance of common stock	36,130,510	361	360,944	—	361,305
Redemption of common stock	(100)	—	—	—	—
Total increase (decrease) for the period ended June 30, 2022	36,130,410	361	360,944	264	361,569
Balance at June 30, 2022	36,130,510	$361	$360,944	$183	$361,488

Balance at March 31, 2023	41,497,926	$415	$414,940	$(15,710)	$399,645
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,927	10,927
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,921)	(1,921)
Total increase (decrease) for the three months ended June 30, 2023	—	—	—	9,006	9,006
Balance at June 30, 2023	41,497,926	$415	$414,940	$(6,704)	$408,651

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount (1)	Excess of Par (1)	earnings (loss)	Net Assets
Balance at December 31, 2021	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,309	2,309
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,126)	(2,126)
Capital transactions:
Issuance of common stock	36,130,610	361	360,944	—	361,305
Redemption of common stock	(100)	—	—	—	—
Total increase (decrease) for the six months ended June 30, 2022	36,130,510	361	360,944	183	361,488
Balance at June 30, 2022	36,130,510	$361	$360,944	$183	$361,488

Balance at December 31, 2022	41,490,642	$415	$414,868	$(11,606)	$403,677
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	20,391	20,391
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,269)	(6,269)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	7,284	—	72	—	72
Distributions to shareholders	—	—	—	(9,220)	(9,220)
Total increase (decrease) for the six months ended June 30, 2023	7,284	—	72	4,902	4,974
Balance at June 30, 2023	41,497,926	$415	$414,940	$(6,704)	$408,651

(1) Par Amount and Paid in Capital in Excess of Par were both less than $1,000 for the 2022 periods shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$14,122	$183
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments (1)	(35,203)	(466,687)
Investment increases due to payment-in-kind income	(277)	—
Repayments of investments	37,228	840
Net change in unrealized (appreciation) depreciation on investments	6,269	2,126
Net amortization (accretion) on investments	(903)	(113)
Amortization of deferred financing costs	1,761	64
Changes in operating assets:
Interest receivable	(1,291)	(6,336)
Deferred organization costs	—	—
Prepaid expenses	(34)	(834)
Other assets	(74)	(349)
Changes in operating liabilities:
Payable for investments purchased	—	—
Interest and credit facility fees payable	880	903
Base management fees payable	7	357
Income incentive fees payable	814	26
Administrator expenses payable	(8)	93
Directors' fees and expenses payable	(5)	—
Due to affiliates	(12)	138
Accounts payable and accrued expenses	284	861
Net cash provided by (used in) operating activities	23,558	(468,728)

Cash flows from financing activities:
Proceeds from issuance of common stock (1)	—	219,170
Redemption of common stock (2)	—	—
Borrowings on debts	34,614	273,500
Repayments of debts	(29,114)	—
Financing costs paid	(1,084)	(4,044)
Dividends paid in cash	(19,126)	—
Net cash provided by (used in) financing activities	(14,710)	488,626
Net increase (decrease) in cash	8,848	19,898
Cash, beginning of period	20,416	—
Cash, end of period	$29,264	$19,898

Supplemental cash information:
Cash paid during the period for interest	$9,514	—
Supplemental non cash information:
Non-cash purchase of investment	$—	$142,135
Distributions reinvested	$72	$—

(1) Not inclusive of non-cash purchase of investment during the six months ended June 30, 2022.

(2) Proceeds from the redemption of common stock for the six months ended June 30, 2022 were less than $1,000.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2023

(dollar amounts in thousands, except per share data)

(unaudited)

Company # +	Industry	Type of Investment	Reference Rate and Spread				Interest Rate *	Maturity	Par Amount / Shares	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	5.75%	(Q)	10.79%	05/03/25	4,997	$4,965	$4,884		(1)(6)
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	5.75%	(Q)	10.79%	05/03/25	942	935	920		(1)(6)
AAMP Global Holdings, Inc.	Auto Components	Term Loan	SOFR	+	5.75%	(Q)	11.09%	11/05/25	14,813	14,682	14,368		(1)(6)
Accupac, LLC	Personal Products	Delayed Draw Term Loan	N/A				0.00%	01/16/26	—	—	(15)		(2)(6)(9)
Accupac, LLC	Personal Products	Term Loan	SOFR	+	5.50%	(Q)	10.86%	01/16/26	10,860	10,860	10,561		(1)(6)
ACP Oak Buyer, Inc.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.25%	(Q)	10.64%	08/29/25	5,923	5,852	5,805		(1)(6)
ADPD Holdings, LLC	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(S)	11.24%	08/16/28	66	65	65		(6)
ADPD Holdings, LLC	Diversified Consumer Services	Revolver	SOFR	+	6.00%	(S)	11.24%	08/16/28	2	2	2		(2)(6)
ADPD Holdings, LLC	Diversified Consumer Services	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	—		(2)(6)
ADPD Holdings, LLC	Diversified Consumer Services	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	—		(2)(6)
Advanced Web Technologies Holding Company	Commercial Services & Supplies	Term Loan	LIBOR	+	6.50%	(S)	11.51%	12/17/26	24	23	23		(6)
Advanced Web Technologies Holding Company	Commercial Services & Supplies	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	12.15%	12/17/26	49	47	48		(2)(6)
Advanced Web Technologies Holding Company	Commercial Services & Supplies	Term Loan	SOFR	+	6.75%	(Q)	12.19%	12/17/26	305	296	303		(6)
Adviser Investments, LLC	Capital Markets	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.99%	08/31/28	2	2	1		(2)(6)(9)
Adviser Investments, LLC	Capital Markets	Term Loan	SOFR	+	4.75%	(Q)	10.01%	08/31/28	38	37	37		(6)(9)
Adviser Investments, LLC	Capital Markets	Revolver	N/A				0.00%	08/31/28	—	—	—		(2)(6)(9)
AIM Acquisition, LLC	Aerospace & Defense	Term Loan	SOFR	+	5.00%	(S)	10.34%	12/02/25	11,000	10,779	10,587		(1)(6)
Air Comm Corporation LLC	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.96%	07/01/27	3,561	3,538	3,302		(1)(6)
Air Comm Corporation LLC	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.96%	07/01/27	1,139	1,132	1,056		(1)(6)
Air Comm Corporation LLC	Aerospace & Defense	Term Loan	SOFR	+	5.00%	(S)	9.96%	07/01/27	1,666	1,656	1,545		(1)(6)
Alta Buyer, LLC	IT Services	Term Loan	SOFR	+	6.00%	(S)	11.11%	12/21/27	99	97	97		(6)(9)
Any Hour LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.90%	07/21/27	7,434	7,309	7,229		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(S)	9.77%	08/31/28	2,216	2,188	2,077		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(S)	9.77%	08/31/28	19	19	16		(2)(6)(9)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(S)	9.77%	08/31/28	206	204	193		(1)(6)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(S)	10.05%	08/31/28	1,064	1,051	998		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(S)	9.77%	08/31/28	2,545	2,513	2,386		(1)(6)
BC Group Holdings, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(S)	10.44%	12/23/24	803	803	797		(6)(9)
BC Group Holdings, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(Q)	10.34%	12/23/24	2	2	2		(6)(9)
BC Group Holdings, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(S)	10.44%	12/23/24	6,582	6,580	6,533		(1)(6)
BC Group Holdings, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(Q)	10.34%	12/23/24	17	17	17		(1)(6)
Biocare Medical, LLC	Health Care Equipment & Supplies	Term Loan	SOFR	+	7.00%	(Q)	12.31%	12/09/27	1,493	1,452	1,493		(1)(6)
Boulder Scientific Company, LLC	Chemicals	Delayed Draw Term Loan	N/A				0.00%	12/28/25	—	(1)	(26)		(2)(6)(9)
Boulder Scientific Company, LLC	Chemicals	Term Loan	LIBOR	+	4.25%	(Q)	9.43%	12/28/25	342	339	333		(6)(9)
Boulder Scientific Company, LLC	Chemicals	Term Loan	LIBOR	+	4.25%	(Q)	9.43%	12/28/25	5,487	5,441	5,350		(1)(6)
Barnet Products LLC	Personal Products	Term Loan	SOFR	+	5.25%	(S)	10.21%	07/28/26	5,867	5,867	5,677		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.75%	05/22/24	8,897	8,825	8,786		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.75%	05/22/24	1,963	1,947	1,938		(1)(6)
BRG Acquisition Co., LLC	Health Care Technology	Term Loan	SOFR	+	5.50%	(Q)	10.89%	07/26/28	6,848	6,729	6,728		(1)(6)
BRG Acquisition Co., LLC	Health Care Technology	Revolver	N/A				0.00%	07/26/28	—	(10)	(11)		(2)(6)(9)
Cadent, LLC	Media	Term Loan	SOFR	+	6.25%	(M)	11.45%	09/11/25	3,746	3,727	3,643		(1)(6)
Cadent, LLC	Media	Term Loan	SOFR	+	6.25%	(M)	11.45%	09/11/25	3,535	3,517	3,438		(1)(6)
Cadent, LLC	Media	Revolver	SOFR	+	6.25%	(M)	11.44%	09/11/25	100	96	95		(2)(6)(9)
Cadent, LLC	Media	Revolver	LOC	+	6.25%	(Q)	6.25%	09/11/25	—	—	—		(2)(6)(9)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	SOFR	+	5.50%	(M)	12.69% (2.00% PIK)	06/29/28	68	66	63		(6)(9)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	SOFR	+	5.50%	(M)	12.69% (2.00% PIK)	06/29/28	203	199	189		(6)(9)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	SOFR	+	5.50%	(M)	12.70% (2.00% PIK)	06/29/28	399	392	371		(2)(6)(9)
Castleworks Home Services Company	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(M)	12.70% (2.00% PIK)	06/29/28	5,624	5,528	5,230		(6)(9)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	15.34% (ALL PIK)	10/11/23	580	562	435		(6)(9)(10)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	15.33% (ALL PIK)	10/11/23	280	271	209		(6)(9)(10)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	15.53% (ALL PIK)	10/11/23	436	423	327		(6)(9)(10)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	15.51% (ALL PIK)	10/11/23	436	423	327		(6)(9)(10)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	15.50% (ALL PIK)	10/11/23	420	408	315		(6)(9)(10)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(M)	15.26% (ALL PIK)	08/30/23	1,084	1,056	1,084		(2)(6)(9)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Term Loan	SOFR	+	10.00%	(M)	15.22% (ALL PIK)	08/30/23	1,055	1,055	1,055		(6)(9)
Center for Autism and Related Disorders, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	15.50% (ALL PIK)	10/11/23	1,573	1,502	1,180		(6)(9)(10)
The Chartis Group, LLC	Professional Services	Term Loan	SOFR	+	6.50%	(Q)	11.91%	05/01/25	10	10	10		(6)
The Chartis Group, LLC	Professional Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.20%	05/01/25	822	814	805		(1)(6)

The Chartis Group, LLC	Professional Services	Term Loan	SOFR	+	5.00%	(Q)	10.22%	05/01/25	10,859	10,754	10,641	(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	10.70%	06/18/24	1,810	1,806	1,742	(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	10.70%	06/18/24	3,002	2,995	2,889	(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Term Loan	SOFR	+	5.75%	(S)	10.70%	06/18/24	205	205	197	(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Term Loan	SOFR	+	5.75%	(S)	10.70%	06/18/24	5,841	5,827	5,622	(1)(6)
Corevitas, LLC	Life Sciences Tools & Services	Term Loan	SOFR	+	6.50%	(M)	11.70%	12/13/25	100	97	99	(6)(9)
Del Real, LLC	Food Products	Term Loan	SOFR	+	7.00%	(Q)	13.89% (1.50% PIK)	03/28/28	3,509	3,458	3,483	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.44%	12/31/25	6,025	6,014	5,934	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	5.25%	(Q)	10.44%	12/31/25	1,350	1,347	1,329	(1)(6)
Energy Labs Holdings Corp.	Energy Equipment & Services	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.24%	04/07/28	734	730	714	(6)(9)
Energy Labs Holdings Corp.	Energy Equipment & Services	Term Loan	SOFR	+	5.25%	(M)	10.50%	04/07/28	7,721	7,624	7,508	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	10.70%	12/06/25	3,027	3,005	2,981	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.70%	12/06/25	1,305	1,295	1,285	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	10.70%	12/06/25	354	351	348	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	10.70%	12/06/25	252	250	248	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	6.00%	(Q)	11.37%	12/06/25	10	10	10	(6)(9)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.65%	07/14/28	1,135	1,116	1,092	(1)(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Revolver	SOFR	+	6.50%	(Q)	11.65%	07/14/28	141	137	131	(2)(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Term Loan	SOFR	+	6.50%	(Q)	11.65%	07/14/28	6,057	5,957	5,830	(1)(6)
Eye Health America, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.99%	07/26/28	1,598	1,565	1,538	(2)(6)(9)
Eye Health America, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(Q)	10.99%	07/26/28	4,169	4,105	4,075	(1)(6)
Eye Health America, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.75%	(Q)	10.99%	07/26/28	240	231	227	(2)(6)(9)
Heartland Veterinary Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.06%	(M)	10.26%	12/10/26	1,319	1,310	1,283	(1)
Heartland Veterinary Partners, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.06%	(M)	10.26%	12/10/26	9,518	9,450	9,256	(1)
Integrity Marketing Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	6.05%	(Q)	11.41%	08/27/25	5,430	5,430	5,335	(6)(9)
Integrity Marketing Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	6.05%	(Q)	11.41%	08/27/25	5,430	5,430	5,335	(1)(6)
JTM Foods LLC	Food Products	Term Loan	SOFR	+	5.25%	(Q)	10.64%	05/14/27	70	69	68	(6)
JTM Foods LLC	Food Products	Revolver	LIBOR	+	5.25%	(Q)	10.51%	05/14/27	2	2	2	(6)(9)
JTM Foods LLC	Food Products	Revolver	LIBOR	+	5.25%	(Q)	10.52%	05/14/27	5	5	5	(6)(9)
JTM Foods LLC	Food Products	Revolver	LIBOR	+	5.25%	(Q)	10.59%	05/14/27	4	4	4	(6)(9)
JTM Foods LLC	Food Products	Revolver	SOFR	+	5.25%	(Q)	10.65%	05/14/27	3	3	3	(6)(9)
JTM Foods LLC	Food Products	Revolver	LIBOR	+	5.25%	(Q)	10.63%	05/14/27	4	4	4	(6)(9)
JTM Foods LLC	Food Products	Revolver	LIBOR	+	5.25%	(Q)	10.57%	05/14/27	6	6	6	(6)(9)
JTM Foods LLC	Food Products	Revolver	SOFR	+	5.25%	(Q)	10.64%	05/14/27	2	2	2	(6)(9)
JTM Foods LLC	Food Products	Revolver	LIBOR	+	5.25%	(Q)	10.45%	05/14/27	2	2	2	(2)(6)(9)
KeyImpact Holdings, Inc.	Food & Staples Retailing	Term Loan	SOFR	+	4.75%	(Q)	10.00%	06/21/26	3,480	3,461	3,427	(1)(6)
KL Bronco Acquisition, Inc.	Personal Products	Delayed Draw Term Loan	N/A				0.00%	06/30/28	—	(15)	(80)	(2)(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.75%	(S)	10.81%	06/30/28	107	103	97	(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.75%	(Q)	10.93%	06/30/28	71	69	65	(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.75%	(Q)	10.89%	06/30/28	71	69	65	(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.75%	(Q)	10.93%	06/30/28	89	86	81	(2)(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Term Loan	SOFR	+	5.75%	(Q)	10.90%	06/30/28	3,899	3,832	3,724	(1)(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	12.09%	12/30/26	3	3	3	(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Term Loan	SOFR	+	6.75%	(Q)	12.09%	12/30/26	4	4	4	(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.59%	12/30/26	2,637	2,596	2,545	(1)(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.59%	12/30/26	615	614	593	(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Term Loan	SOFR	+	6.25%	(Q)	11.59%	12/30/26	629	620	607	(1)(6)
KNPC Holdco, LLC	Food Products	Term Loan	SOFR	+	5.50%	(S)	10.70%	10/20/28	8,123	8,021	7,920	(1)(6)
Krayden Holdings, Inc.	Trading Companies & Distributors	Delayed Draw Term Loan	N/A				0.00%	03/01/29	—	(11)	(6)	(2)(6)(9)
Krayden Holdings, Inc.	Trading Companies & Distributors	Delayed Draw Term Loan	N/A				0.00%	03/01/29	—	(11)	(6)	(2)(6)(9)
Krayden Holdings, Inc.	Trading Companies & Distributors	Revolver	N/A				0.00%	03/01/29	—	(11)	(6)	(2)(6)(9)
Krayden Holdings, Inc.	Trading Companies & Distributors	Term Loan	SOFR	+	6.00%	(Q)	11.34%	03/01/29	2,065	2,005	2,034	(6)(9)
LAV Gear Holdings, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(M)	11.45%	10/31/24	2,494	2,437	2,494	(1)(6)
LAV Gear Holdings, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(Q)	11.65%	10/31/24	5	5	5	(6)(9)
LAV Gear Holdings, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(Q)	11.64%	10/31/24	5	5	5	(6)(9)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	10.01%	05/31/26	2,796	2,765	2,705	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.95%	05/31/26	2,300	2,274	2,225	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Term Loan	SOFR	+	4.75%	(M)	9.95%	05/31/26	844	834	816	(1)(6)
M&D Midco, Inc.	Auto Components	Term Loan	SOFR	+	5.50%	(Q)	10.91%	08/31/28	65	64	63	(6)(9)
M&D Midco, Inc.	Auto Components	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.91%	08/31/28	2	2	2	(2)(6)(9)
M&D Midco, Inc.	Auto Components	Revolver	N/A				0.00%	08/31/28	—	—	—	(2)(6)(9)
MDI Buyer, Inc.	Chemicals	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	10.78%	07/25/28	24	23	23	(6)
MDI Buyer, Inc.	Chemicals	Revolver	SOFR	+	5.75%	(S)	10.78%	07/25/28	3	3	3	(6)
MDI Buyer, Inc.	Chemicals	Revolver	SOFR	+	5.75%	(S)	10.70%	07/25/28	2	2	2	(2)(6)
MDI Buyer, Inc.	Chemicals	Term Loan	SOFR	+	5.75%	(S)	11.09%	07/25/28	65	64	64	(1)(6)
Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.38%	(Q)	10.77%	03/04/25	5,923	5,904	5,923	(1)(6)
Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(Q)	10.39%	03/04/25	10	10	10	(6)(9)
MWD Management, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.44%	06/15/27	1,990	1,974	1,925	(1)(6)
MWD Management, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.00%	(S)	10.44%	06/15/27	233	225	217	(2)(6)(9)
MWD Management, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(S)	10.44%	06/15/27	2,481	2,441	2,401	(1)(6)

Net Health Acquisition Corp.	Health Care Technology	Term Loan	SOFR	+	5.75%	(M)	10.95%	12/21/25	178	178	175	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	SOFR	+	5.75%	(M)	10.95%	12/21/25	1,471	1,471	1,446	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	SOFR	+	5.75%	(M)	10.95%	12/21/25	9,209	9,209	9,047	(1)(6)
NJEye LLC	Health Care Providers & Services	Term Loan	SOFR	+	4.75%	(S)	9.81%	09/14/24	7,066	7,066	7,013	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	9.83%	09/14/24	241	241	239	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	9.81%	09/14/24	1,523	1,523	1,511	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	9.81%	09/14/24	216	216	215	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	9.87%	09/14/24	929	929	922	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	10.25%	05/24/27	483	479	468	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	10.39%	05/24/27	1,554	1,541	1,507	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.54%	05/24/27	861	854	835	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.54%	05/24/27	877	870	851	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.51%	05/24/27	1,407	1,396	1,365	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Term Loan	SOFR	+	5.75%	(S)	11.27%	05/24/27	181	176	181	(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	SOFR	+	5.75%	(Q)	11.18%	05/24/27	42	39	42	(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	SOFR	+	5.75%	(S)	11.89%	05/24/27	71	65	71	(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	SOFR	+	5.75%	(S)	11.85%	05/24/27	18	16	18	(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	SOFR	+	5.75%	(Q)	11.25%	05/24/27	14	13	14	(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	SOFR	+	5.75%	(Q)	11.19%	05/24/27	42	39	42	(2)(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	PRIME	+	4.75%	(Q)	13.00%	05/24/27	25	23	25	(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Term Loan	SOFR	+	5.00%	(Q)	10.43%	05/24/27	1,111	1,102	1,078	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.57%	05/24/27	1	1	1	(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.05%	05/24/27	1	1	1	(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.20%	05/24/27	—	—	—	(2)(6)(9)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(S)	11.46%	10/30/25	706	706	686	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(S)	11.46%	10/30/25	2,878	2,866	2,798	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(S)	11.69%	10/30/25	5,815	5,790	5,656	(1)(6)
OIS Management Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.93%	11/16/28	142	131	133	(6)(9)
OIS Management Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.94%	11/16/28	251	232	236	(6)(9)
OIS Management Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.07%	11/16/28	81	75	76	(6)(9)
OIS Management Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.09%	11/16/28	224	208	211	(2)(6)(9)
OIS Management Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(Q)	11.09%	11/16/28	4,988	4,850	4,875	(1)(6)
OIS Management Services, LLC	Health Care Providers & Services	Revolver	N/A				0.00%	11/16/28	—	(16)	(13)	(2)(6)(9)
Oliver Packaging, LLC	Containers & Packaging	Revolver	SOFR	+	5.00%	(Q)	10.13%	07/06/28	410	401	399	(2)(6)(9)
Oliver Packaging, LLC	Containers & Packaging	Term Loan	SOFR	+	5.00%	(Q)	10.39%	07/06/28	3,994	3,934	3,924	(1)(6)
ORG USME Buyer, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(M)	10.95%	11/24/26	7,425	7,305	7,128	(1)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.95%	12/04/24	426	422	418	(1)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.45%	12/04/24	1,424	1,414	1,395	(6)(9)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	PRIME	+	5.25%	(Q)	13.50%	12/04/24	386	384	379	(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(M)	10.95%	12/04/24	4,574	4,527	4,482	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.49%	05/29/25	354	354	350	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	SOFR	+	5.25%	(Q)	10.64%	05/29/25	5,569	5,569	5,499	(1)(6)
Polk Acquisition Corp.	Distributors	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	12.20% (1.75% PIK)	12/20/24	389	387	387	(1)(6)
Polk Acquisition Corp.	Distributors	Term Loan	SOFR	+	5.25%	(M)	12.20% (1.75% PIK)	12/20/24	10,612	10,549	10,533	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.20%	08/31/27	7,291	7,214	7,054	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.20%	08/31/27	3,571	3,533	3,455	(1)(6)
Prelude Fertility, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.28%	12/07/23	2,100	2,052	2,037	(1)(6)
Prelude Fertility, Inc.	Health Care Providers & Services	Term Loan	SOFR	+	7.00%	(Q)	12.28%	12/07/23	7,797	7,732	7,563	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	SOFR	+	6.00%	(M)	11.22%	01/02/25	3,602	3,569	3,539	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	SOFR	+	6.00%	(M)	11.22%	01/02/25	4,386	4,347	4,309	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	SOFR	+	6.00%	(M)	11.22%	01/02/25	2,979	2,952	2,927	(1)(6)
Project Leopard Holdings, Inc.	Software	Term Loan	SOFR	+	5.25%	(M)	10.45%	07/20/29	100	93	90	(6)(7)(9)
Q-Centrix, LLC	Health Care Technology	Term Loan	SOFR	+	4.50%	(Q)	9.86%	05/30/25	1,063	1,060	1,044	(1)(6)
Q-Centrix, LLC	Health Care Technology	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.86%	05/30/25	4,861	4,845	4,776	(1)(6)
Race Winning Brands, Inc.	Auto Components	Term Loan	SOFR	+	5.25%	(M)	10.45%	11/16/27	14,813	14,689	13,813	(1)(6)
RFI Buyer, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.83%	08/05/28	4	29	29	(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.92%	08/05/28	6	—	—	(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.13%	08/05/28	15	—	—	(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.10%	08/05/28	4	—	—	(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Revolver	SOFR	+	4.75%	(M)	9.90%	08/05/28	2	2	2	(2)(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	4.75%	(Q)	10.10%	08/05/28	59	58	58	(6)(9)
Royal Holdco Corporation	Construction & Engineering	Term Loan	SOFR	+	4.50%	(Q)	9.84%	12/30/26	683	663	669	(1)(6)

SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.70%	12/30/26	111	109	108		(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.66%	12/30/26	432	425	421		(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.74%	12/30/26	171	169	167		(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.81%	12/30/26	1,187	1,167	1,156		(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.87%	12/30/26	86	84	83		(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.82%	12/30/26	68	67	66		(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.83%	12/30/26	525	516	511		(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.02%	12/30/26	214	211	209		(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.98%	12/30/26	750	737	730		(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.98%	12/30/26	71	70	70		(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.99%	12/30/26	89	88	87		(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.00%	12/30/26	2,403	2,362	2,340		(2)(6)(9)
Taymax Group, L.P.	Hotels, Restaurants & Leisure	Term Loan	SOFR	+	6.00%	(S)	11.59%	07/31/25	4,963	4,821	4,925		(1)(6)
TimeClock Plus, LLC	Software	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.64%	08/28/26	4,363	4,355	4,298		(1)(6)
TimeClock Plus, LLC	Software	Term Loan	SOFR	+	5.25%	(Q)	10.64%	08/28/26	6,496	6,484	6,399		(1)(6)
Techmer BB Bidco, LLC	Chemicals	Delayed Draw Term Loan	N/A				0.00%	09/01/28	—	—	(1)		(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(S)	10.67%	09/01/28	1	5	6		(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(S)	10.67%	09/01/28	—	—	—		(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(S)	10.69%	09/01/28	1	—	—		(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(Q)	10.27%	09/01/28	1	—	—		(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(Q)	10.48%	09/01/28	2	—	—		(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(S)	10.49%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(S)	10.43%	09/01/28	2	1	1		(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(S)	10.51%	09/01/28	1	—	1		(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(Q)	10.50%	09/01/28	—	—	—		(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(Q)	10.17%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(Q)	10.51%	09/01/28	53	53	52		(6)(9)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.15%	03/30/27	782	779	743		(1)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(Q)	10.15%	03/30/27	1,742	1,735	1,655		(1)(6)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.15%	03/30/27	5,502	5,481	5,227		(1)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(Q)	10.15%	03/30/27	502	500	477		(1)(6)
TriMech Acquisition Corp.	IT Services	Term Loan	SOFR	+	4.75%	(Q)	10.14%	03/10/28	8,576	8,468	8,276		(1)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	SOFR	+	6.00%	(S)	11.59%	12/02/25	1,241	1,226	1,216		(1)(6)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	11.59%	12/02/25	504	482	479		(2)(6)(9)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	11.59%	12/02/25	1,309	1,292	1,282		(1)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	SOFR	+	6.00%	(S)	11.59%	12/02/25	7,060	6,972	6,919		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.79%	07/15/28	596	587	574		(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.03%	07/15/28	379	373	365		(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.81%	07/15/28	863	849	831		(2)(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(Q)	10.74%	07/15/28	4,963	4,963	4,826		(1)(6)
United Scope LLC	Distributors	Term Loan	SOFR	+	5.00%	(Q)	10.39%	12/01/25	10,866	10,828	9,671		(6)(9)
USN Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.14%	12/21/26	599	591	572		(2)(6)
USSC Acquisition Corp.	Auto Components	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	12.12%	09/30/27	82	82	70		(2)(6)(9)
USSC Acquisition Corp.	Auto Components	Term Loan	SOFR	+	6.75%	(Q)	12.14%	09/30/27	7,079	7,035	6,867		(1)(6)
VG Target Holdings, LLC	Food Products	Term Loan	LIBOR	+	5.50%	(Q)	11.27% (0.50% PIK)	08/02/27	5,945	5,849	5,247		(6)(9)
VRC Companies, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(M)	10.72%	06/29/27	11,785	11,652	11,372		(1)(6)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.70%	11/09/27	9,446	9,407	9,115		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	11.14%	02/27/26	1,909	1,909	1,885		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	11.14%	02/27/26	190	189	188		(6)(9)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(Q)	11.14%	02/27/26	539	539	532		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(Q)	11.14%	02/27/26	3,609	3,609	3,564		(1)(6)
Zavation Medical Products, LLC	Health Care Equipment & Supplies	Term Loan	SOFR	+	6.00%	(Q)	11.34%	06/30/27	4,937	4,897	4,740		(1)(6)
Total Senior Secured First Lien Loans										$489,749	$478,367	117.07%

Equity:
BRG Group Holdings, LLC	Health Care Technology	Class A Units							500,000	$500	$500		(3)(9)
FS NU Investors, LP	Diversified Consumer Services	Class A Units							500,000	500	500		(3)(9)
KLC Fund 1-C1 LP	Personal Products	Limited Partnership Units							500,000	500	450		(3)(9)
M&D Parent Holdings, LLC	Auto Components	Class B Units							500,000	500	500		(3)(9)
MDI Aggregator LP	Chemicals	Common Units							804,569	805	805		(3)(8)(9)
Oliver Investors, LP	Containers & Packaging	Class A Units							5,050	550	543		(3)(9)
RFI Group Holdings, L.P.	Commercial Services & Supplies	Class A Units							3,000	300	300		(3)(9)
Techmer BB Aggregator, LP	Chemicals	Limited Partnership Units							333	333	308		(3)(9)
Total Equity:										$3,988	$3,906	0.96%
Subtotal Non-Controlled/Non-Affiliated Investments										$493,737	$482,273	118.03%

Controlled Investments:													(+)
Senior Direct Lending Program
Senior Direct Lending Program, LLC	Investment Funds and Vehicles	Limited Partnership Units	SOFR	+	8.00%	(Q)	13.27%	12/31/36	N/A	$184,112	$176,748		(2)(4)(5)
Total Senior Direct Lending Program										$184,112	$176,748	43.25%
Subtotal Controlled Investments										$184,112	$176,748	43.25%
Total Investments, June 30, 2023										$677,849	$659,021	161.28%

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the London Interbank Offered Rate (“LIBOR”), or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of June 30, 2023.

^ Percentage is based on net assets of $408,651 as of June 30, 2023.

(+) Controlled Investments are defined by the Investment Company Act of 1940 Act, as amended (the "1940 Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(++) Negative costs, if applicable, results from unamortized fees on unfunded commitments, which are capitalized to the investment cost. The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

(1) The Company's investment or a portion thereof is pledged as collateral under the JPM Facility (See "Note 5. Borrowings").

(2) The investment has an unfunded commitment as of June 30, 2023 (See "Note 7. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2023, total qualifying assets at fair value represented 74.3% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of June 30, 2023 (See "Note 4. Fair Value Measurements").

(8) Investment was measured at fair value using the net asset value per share (or its equivalent) as a practical expedient.

(9) The Company's investment or a portion thereof is pledged as collateral under the CIBC Facility (See "Note 5. Borrowings").

(10) The investment was on non-accrual status as of June 30, 2023.

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

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the London Interbank Offered Rate (“LIBOR”), or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of December 31, 2022.

^ Percentage is based on net assets of $403,677 as of December 31, 2022.

(+) Controlled Investments are defined by the 1940 Act, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

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

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2022, total qualifying assets at fair value represented 73.9% of the Company's total assets calculated in accordance with the 1940 Act.

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
June 30, 2023
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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to Regulation S-X and include the accounts of the Company and its consolidated subsidiaries. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the period presented. All significant intercompany balances and transactions have been eliminated. Therefore, this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 27, 2023. The results of operations for the six months ended June 30, 2023 will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of June 30, 2023, the Company held $29.3 million in cash. As of December 31, 2022, the Company held $20.4 million in cash.

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

For the three and six months ended June 30, 2023, the Company incurred and expensed $0.1 million and $0.2 million, respectively, of organizational expenses. For the three and six months ended June 30, 2022, the Company incurred and expensed $18,602 of organizational expenses.

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

Deferred Financing Costs

Deferred financing costs, incurred in connection with any revolving credit facility are presented as an asset on the Company’s Consolidated Statement of Assets and Liabilities and are deferred and amortized over the life of the respective credit facility. See "Note 5. Borrowings” for more information.

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

Interest income from investments in the Subordinated Certificates (as defined below) of SDLP is recorded based on an estimate of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three and six months ended June 30, 2023, the Company earned PIK interest of $0.3 million and $0.1, respectively. For the three and six months ended June 30, 2022, the Company did not earn any PIK interest.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and six months ended June 30, 2023 and 2022, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2023, certain investments in one portfolio company held by the Company were on non-accrual with an amortized cost $3.6 million and fair value of $2.8 million, respectively. There were no loans on non-accrual as of December 31, 2022.

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

Rule 2a-5 under the 1940 Act (the "Rule 2a-5") establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”), provides the recordkeeping requirements associated with fair value determinations. While the Board has not designated the Adviser as the valuation designee, the Company has established policies and procedures in compliance with the applicable requirements of Rule 2a-5 and Rule 31a-4.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance became effective upon issuance for all entities and generally was applied through December 31, 2022. As of June 30, 2023, the Company has amended its agreements with LIBOR as a reference rate to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate CME Term SOFR. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company does not believe the adoption of ASU 2020-04 and ASU 2021-01 will have a material impact on its consolidated financial statements and disclosures when applied. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2023.

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

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three and six months ended June 30, 2023 and 2022, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company has no material uncertain tax positions as of and through June 30, 2023 and December 31, 2022.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of June 30, 2023 and December 31, 2022.

As of June 30, 2023, all tax years since inception are subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31.

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2023 (dollars in thousands):

	As of June 30, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$489,749	72.3%	$478,367	72.6%
Equity	3,988	0.6	3,906	0.6
Subordinated Certificates of the SDLP	184,112	27.1	176,748	26.8
Total Investments	$677,849	100.0%	$659,021	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$492,750	72.6%	$483,831	72.6%
Equity	3,938	0.6	3,938	0.6
Subordinated Certificates of the SDLP	182,007	26.8	178,367	26.8
Total Investments	$678,695	100.0%	$666,136	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of June 30, 2023 (dollars in thousands):

	As of June 30, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$184,112	27.2%	$176,748	26.8%
Health Care Providers & Services	102,860	15.1	100,419	15.3
Auto Components	43,029	6.3	41,353	6.3
Diversified Consumer Services	31,063	4.6	30,488	4.6
Aerospace & Defense	27,852	4.1	26,999	4.1
Commercial Services & Supplies	26,912	4.0	26,238	4.0
Health Care Technology	23,982	3.5	23,705	3.6
Distributors	21,764	3.2	20,591	3.1
Personal Products	21,371	3.2	20,625	3.1
Insurance	20,832	3.1	20,566	3.1
Electronic Equipment, Instruments & Components	19,562	2.9	19,451	3.0
Food Products	17,425	2.6	16,746	2.5
Health Care Equipment & Supplies	17,112	2.5	16,910	2.6
Software	16,855	2.5	16,636	2.5
Road & Rail	16,672	2.5	16,528	2.6
Containers & Packaging	15,718	2.3	15,316	2.3
Professional Services	11,578	1.7	11,456	1.7
Household Products	9,407	1.4	9,115	1.4
Trading Companies & Distributors	9,333	1.4	9,279	1.4
IT Services	8,565	1.3	8,373	1.3
Energy Equipment & Services	8,354	1.2	8,222	1.2
Media	7,340	1.1	7,176	1.1
Chemicals	7,070	1.0	6,923	1.1
Hotels, Restaurants & Leisure	4,821	0.7	4,925	0.7
Food & Staples Retailing	3,461	0.5	3,427	0.5
Construction & Engineering	663	0.1	669	0.1
Life Sciences Tools & Services	97	—	99	—
Capital Markets	39	—	38	—
Total Investments	$677,849	100.0%	$659,021	100.0%

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

Transactions With Controlled/Affiliated Companies

During the six months ended June 30, 2023, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2022	Purchases of Investments	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2023	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$178,367	$14,118	$(12,013)	$(3,724)	$—	$176,748	$12,262

During the six months ended June 30, 2022, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2021	Purchases of Investments	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2022	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$—	$146,147	$—	$—	$—	$146,147	$1,635

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of June 30, 2023 and December 31, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of June 30, 2023 and December 31, 2022, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of June 30, 2023 and December 31, 2022, the Company has funded $184.1 million and $182.0 million, respectively, of its commitment to the SDLP and had $22.2 million and $24.3 million in unfunded commitments remaining to the SDLP.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $184.1 million and $176.7 million, respectively, as of June 30, 2023, and $182.0 million and $178.4 million, respectively, as of December 31, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 14.1%, respectively, as of June 30, 2023, and 13.5% and 13.8%, respectively, as of December 31, 2022. For the three and six months ended June 30, 2023, the Company earned interest income of $6.2 million and $12.3 million, respectively, from its investment in the Subordinated Certificates. For the three and six months ended June 30, 2022, the Company earned interest income of $1.6 million and $1.6 million, respectively, from its investment in the Subordinated Certificates. As of June 30, 2023 and December 31, 2022, $7.2 million and $6.4 million was in Interest receivable on the Statement of Assets and Liabilities.

As of June 30, 2023 and December 31, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of June 30, 2023 and December 31, 2022, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2023 and December 31, 2022 (dollars in millions):

	As of June 30, 2023	As of December 31, 2022
Total first lien senior secured loans(1)	$5,113	$5,174
Largest loan to a single borrower(1)	$373	$377
Total of five largest loans to borrower(1)	$1,654	$1,631
Number of borrowers in the SDLP	21	22
Commitments to fund delayed draw loans (2)	$280	$294

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of June 30, 2023 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(S)	10.05%	8/31/2028	$170,398	$170,398	$156,766	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.59%	8/31/2028	35,037	35,037	32,234	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	12.00%	8/31/2028	24,986	24,986	22,987	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	12.00%	8/31/2028	2,282	2,282	2,099	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	12.00%	8/31/2028	40,238	40,238	37,019	(2)
Benecon Midco II, LLC	Insurance	Term Loan	SOFR	+	5.25%	(Q)	11.66%	12/4/2026	171,063	171,063	171,063	(2)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	10.63%	11/21/2024	4,820	4,340	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	10.50%	11/21/2024	19,452	17,518	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.80%	11/21/2024	132,765	119,560	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.39%	11/21/2024	7,307	6,580	-	(2)(3)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.14%	4/2/2029	234,630	234,630	234,630	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.45%	4/2/2029	24,197	24,197	24,197	(2)
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	7.75%	(Q)	10.45%	6/30/2024	245,095	245,059	220,586	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(Q)	10.45%	1/18/2024	146,348	146,317	146,348	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.90%	3/28/2025	84,416	84,416	84,416	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.89%	3/28/2025	65,324	65,324	65,324
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(M)	10.74%	3/28/2025	170,982	170,982	170,982
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.91%	3/28/2025	4,275	4,275	4,275
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.61%	10/26/2027	16,998	16,998	16,658	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	SOFR	+	5.50%	(Q)	11.47%	10/26/2027	222,762	222,762	218,307	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.38%	6/8/2026	24,795	24,795	24,795	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.38%	6/8/2026	103,950	103,950	103,950	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.19%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR		6.25%	(Q)	11.20%	6/8/2026	12,000	12,000	12,000	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(M)	11.20%	8/17/2029	229,541	229,541	229,541	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.20%	8/17/2029	67,537	67,537	67,537	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.20%	12/10/2026	14,042	14,042	12,638	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.20%	12/10/2026	29,444	29,444	26,500	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.71%	12/10/2026	47,371	47,371	42,634	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	13.39%	12/10/2026	178,049	178,049	160,244	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	13.18%	12/29/2026	62,013	62,013	60,772	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	SOFR	+	6.00%	(Q)	10.64%	12/29/2026	206,456	206,456	202,327	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR		6.50%	(M)	10.49%	12/29/2026	7,500	7,500	7,350	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	11.45%	5/19/2027	31,746	31,746	27,937	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	LIBOR	+	8.00%	(Q)	11.20%	5/19/2027	189,587	189,586	166,836	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	SOFR	+	5.25%	(Q)	11.20%	5/29/2025	260,664	260,664	258,057	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	11.20%	5/29/2025	75,991	75,991	75,231	(2)

Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	6.25%	(M)	11.20%	12/14/2027	49,614	49,614	49,614	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.09%	8/31/2027	11,536	11,536	11,305	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.09%	8/31/2027	46,145	46,145	45,222	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	12.08%	8/31/2027	158,394	158,394	155,226	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	12.13%	8/31/2027	41,320	41,320	40,494	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.95%	10/13/2027	47,552	47,552	46,125	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(S)	10.95%	10/13/2027	198,894	198,894	192,927	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Term Loan	SOFR	+	7.00%	(Q)	10.95%	11/2/2029	276,562	276,562	276,562	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	10.95%	11/2/2029	3,195	3,195	3,195	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	24,588	24,588	24,342	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	11.49%	12/2/2026	14,625	14,625	14,479	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	207,264	207,264	205,191	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	58,621	58,621	58,035	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.70%	12/2/2026	17,335	17,335	16,988	(2)
Triwizard Holdings, Inc.	Hotels, Restaurants & Leisure	Term Loan	SOFR	+	6.25%	(Q)	11.49%	6/30/2023	170,000	170,000	165,325	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.7%	11/9/2027	305,550	305,550	293,328	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.7%	11/9/2027	40,613	40,613	38,989	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.7%	11/9/2027	26,866	26,866	25,791	(2)
Total Investments, June 30, 2023									$5,112,735	$5,096,321	$4,799,378

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, LIBOR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of June 30, 2023.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of June 30, 2023.

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

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of December 31, 2022.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2022.
Below is certain summarized financial information for SDLP as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023:

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost of $5,096 and $5,166, respectively)	$4,799	$4,958
Restricted cash	113	83
Other Assets	216	67
Total assets	$5,128	$5,108

Senior notes	$3,584	$3,538
Intermediate funding notes	134	132
Interest payable	72	59
Other liabilities	57	51
Total liabilities	3,847	3,780
Members' capital	1,281	1,328
Total liabilities and members' capital	$5,128	$5,108

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operation Information:
Total revenues	$140	$77	$276	$149
Total expenses	78	34	153	63
Net unrealized appreciation/(depreciation)	(17)	(12)	(85)	(15)
Net realized gain/(loss) (1)	—	—	—	—
Net income/(loss)	$45	$31	$38	$71

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

After performing the investment analysis and income analysis for the six months ended June 30, 2023, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the “Senior Direct Lending Program” heading above.
Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of June 30, 2023 (dollars in thousands):

	As of June 30, 2023
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$90	$478,277	$478,367
Equity	—	—	3,101	3,101
Subordinated Certificates of the SDLP	—	—	176,748	176,748
Total	$—	$90	$658,126	$658,216
Investments measured at NAV (1)				805
Total				$659,021

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2023 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2022	$483,740	$2,633	$178,367	$664,740
Purchases	21,035	50	14,118	35,203
Investment increases due to payment-in-kind income	277	—	—	277
Principal repayments	(25,216)	—	(12,013)	(37,229)
Net realized gains/(losses)	—	—	—	—
Net amortization of premium/discount	903	—	—	903
Net change unrealized gains/(losses)	(2,462)	(32)	(3,724)	(6,218)
Transfers into Level 3	—	450	—	450
Balance as of June 30, 2023	$478,277	$3,101	$176,748	$658,126
Net change unrealized appreciation/(depreciation) for investments still held as of June 30, 2023	$(14,266)	$(82)	$(7,364)	$(6,218)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2021	$—	$—	$—	$—
Purchases	543,253	3,633	182,516	729,402
Investment increases due to payment-in-kind income	265	—	—	265
Principal repayments	(52,263)	—	(509)	(52,772)
Net realized gains/(losses)	—	—	—	—
Net amortization of premium/discount	1,401	—	—	1,401
Net change unrealized gains/(losses)	(8,916)	—	(3,640)	(12,556)
Transfer out of Level 3	—	(1,000)	—	(1,000)
Balance as of December 31, 2022	$483,740	$2,633	$178,367	$664,740
Net change unrealized appreciation/(depreciation) for investments still held as of December 31, 2022	$(8,916)	$—	$(3,640)	$(12,556)

A review of the fair value hierarchy classifications is conducted on a quarterly basis. We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2023, the Company had one equity investment with a fair value of $0.5 million transfer from being measured at NAV to Level 3 as a result of changes in the observability of significant inputs.

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of June 30, 2023 (dollars in thousands):

	As of June 30, 2023
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$462,700	Income Approach (DCF)	Discount Rate	8.4% - 14.1%	10.2%
Senior Secured First Lien Term Loans	10,644	Recent Transaction	Transactions Prices	92.8% - 96.0%	94.2%
Senior Secured First Lien Term Loans	4,933	Collateral Analysis	Recovery Rate	75.0% - 100.0%	85.8%
Equity	1,758	Income Approach (DCF)	Discount Rate	7.5% -10.5%	8.5%
Equity	1,343	Market Approach	Discount Rate	11.3x - 20.3x	15.5x
Subordinated Certificates of the SDLP	176,748	Income Approach (DCF)	Discount Rate	9.0% - 10.0%	9.8%
Total	$658,126

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

Note 5. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of June 30, 2023, the Company's asset coverage ratio was 243.89%.

The Company’s outstanding debt as of June 30, 2023 and December 31, 2022 was as follows (dollars in thousands):

	As of June 30, 2023				As of December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value
JPM Facility	$300,000	$260,000	$260,000	$260,000	$500,000	$270,500	$270,500
CIBC Facility	75,000	24,000	24,000	24,000	—	—	—
Fronting Agreement (1)	—	—	—	—	15,000	8,000	8,000
Total borrowings outstanding, net of deferred financing costs	$375,000	$284,000	$284,000	$284,000	$515,000	$278,500	$278,500

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

On January 26, 2023, the Company entered into Amendment No. 1 to the Loan and Security Agreement (the “Amendment”). The Amendment, among other things: (i) reduced the borrowings available under the JPM Facility from up to $500 million to up to $300 million, subject to certain leverage and borrowing base restrictions; and (ii) reduced the commitment increase, subject to lender consent, from up to $800 million to up to $600 million. The reduction was accounted for as a debt modification to a line-of-credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt financing costs in the amount of $1.4 million and was recorded on the Consolidated Statement of Operations as a component of "Credit facility fees".

At June 30, 2023 and December 31, 2022, the carrying amount of the Company's borrowings under the JPM Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the JPM Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and six months ended June 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
JPM Facility interest	$4,880	$805	$9,573	$805
JPM Facility unused fees	71	98	190	98
Amortization of debt issuance costs	122	64	1,672	64
Total interest and financing expenses related to the JPM Facility	$5,073	$967	$11,435	$967
Weighted average outstanding debt balance of the JPM Facility	$262,272	$257,483	$264,386	$257,483
Weighted average interest rate of the JPM Facility (annualized)	7.5%	3.9%	7.3%	3.9%

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

At June 30, 2023, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three and six months ended June 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
CIBC Facility interest	$420	$—	$539	$—
CIBC Facility unused fees	50	—	91	—
Amortization of debt issuance costs	54	—	89	—
Total interest and financing expenses related to the CIBC Facility	$524	$—	$719	$—
Weighted average outstanding debt balance of the CIBC Facility	$22,217	$—	$14,406	$—
Weighted average interest rate of the CIBC Facility (annualized)	7.6%	—%	7.6%	—%

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

For the three and six months ended June 30, 2023, the Company incurred base management fees to the Adviser of $1.3 million and $2.5 million, respectively.

For the three and six months ended June 30, 2022, the Company incurred base management fees to the Adviser of $0.4 million and $0.4 million, respectively.

As of June 30, 2023, $1.3 million was included in “base management fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and six months ended June 30, 2023, the Company incurred an Income Incentive Fee of $1.3 million and $2.0 million, respectively.

For the three and six months ended June 30, 2022, the company incurred an Income Incentive Fee of $26,189.

As of June 30, 2023, $1.3 million was included in “Income-based incentive fee payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and six months ended June 30, 2023 and 2022, the Company did not incur a Capital Gains Incentive Fee.

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

For the three and six months ended June 30, 2023, the Company recorded administrator expenses of $0.3 million and $0.6, respectively.

For the three and six months ended June 30, 2022, the Company recorded administrator expenses of $0.1 million and $0.1, respectively.

As of June 30, 2023, the Company had $0.3 million in "Administrator expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities.

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

On January 17, 2023, the Company repaid Varagon the remaining $8.0 million due to Varagon under the Fronting Letter.

Placement Agent Agreement

On May 23, 2022, the Adviser entered into an agreement with Rondout Partners, LLC ("Rondout") on behalf of the Company, pursuant to which Rondout, assists the Company in conducting the Offering. Rondout provided notice of the agreement’s termination on July 18, 2023, which termination will become effective on August 17, 2023.

For avoidance of doubt, the Adviser or its affiliates are solely responsible for any placement or “finder’s” fees payable to any placement agents engaged by the Adviser on behalf of the Company in connection with the Offering.

Note 7. Commitments

Unfunded commitments

As of June 30, 2023 and December 31, 2022, the Company had commitments under loan and financing agreements to fund up to $24.7 million to 31 portfolio companies and $33.0 million and 30 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2023 and December 31, 2022 are shown in the table below (dollars in thousands):

	As of June 30, 2023	As of December 31, 2022
Accupac, LLC	$564	$564
ADPD Holdings, LLC	5	5
ADPD Holdings, LLC	—	2
ADPD Holdings, LLC	12	13
ADPD Holdings, LLC	13	13
Advanced Web Technologies Holding Company	27	76
Adviser Investments, LLC	9	9
Adviser Investments, LLC	51	53
Arrowhead Holdco Company	19	19
Boulder Scientific Company, LLC	1,043	1,043
BRG Acquisition Co., LLC	600	600
Cadent, LLC	76	181
Cadent, LLC	5	—
Castleworks Home Services Company	7	277
Center for Autism and Related Disorders, LLC	1,467	—
Center for Autism and Related Disorders, LLC	—	2,235
Energy Labs Holding Corp.	—	943
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	360	456
Eye Health America, LLC	1,092	1,146
JTM Foods LLC	2	—
KL Bronco Acquisition, Inc.		27
KL Bronco Acquisition, Inc.	375	536
KL Bronco Acquisition, Inc.	1,786	1,786
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	406	—
M&D Midco, Inc.	11	12
M&D Midco, Inc.	21	23
MDI Buyer, Inc.	5	7
MWD Management, LLC	267	233
North Haven Stallone Buyer, LLC	332	—
North Haven Stallone Buyer, LLC	8	10
OIS Management Services, LLC	577	577
OIS Management Services, LLC	1,222	1,923
Oliver Packaging, LLC	176	585
Pediatric Home Respiratory Services, LLC	675	1,063
RFI Buyer, Inc.	10	12
RFI Buyer, Inc.	—	14
Senior Direct Lending Program, LLC	9,224	10,438
SGA Dental Partners Opco, LLC	1,017	4,629
Techmer BB Bidco, LLC	5	7
Techmer BB Bidco, LLC	32	36
Turbo Buyer, Inc.	760	760
United Musculoskeletal Partners Acquisition Holdings, LLC	652	1,630
USN Opco, LLC	593	593
USSC Acquisition Corp.	331	331
Total Unfunded Commitments	$24,724	$32,982

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2023, the Company had cash of $29.3 million, available borrowings under the JPM Facility of $40.0 million, subject to borrowing base limitations, available borrowings under the CIBC Facility of $51.0 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

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

For the three and six months ended June 30, 2023, the Company accrued $0.1 million and $0.2 million, respectively, for directors’ fees. For the three and six months ended June 30, 2022, the Company accrued $0.1 million and $0.2 million, respectively. As of June 30, 2023, the Company had $0.1 million in "Directors' fees payable" in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2022, the Company had $0.1 million in "Directors' fees and expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities.

Note 9. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$9,006	$264	$14,122	$183
Weighted average shares outstanding (1)	41,497,926	36,130,510	41,495,620	36,130,510
Earnings per share (basic and diluted) (1)	$0.22	$0.01	$0.34	$0.01

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

As of June 30, 2023, the Company had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, the Company held the Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of its shares of common stock. On June 2, 2022, the Company delivered its first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $124.9 million is from the Adviser and its affiliates, executives and employees of the Adviser, and officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through June 30, 2023 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock from inception through June 30, 2023:

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	36
Total					$39,302	14,979	$148

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022 (dollars in thousands, except per share data):

	For the six months ended June 30, 2023	For the period from June 2, 2022 (commencement of investment operations) through June 30, 2022
	(unaudited)	(unaudited)
Per Share Data: (1) (2)
Net asset value, beginning of period (3)	$9.73	$—
Net investment income (loss)	0.49	0.07
Net unrealized appreciation (depreciation) on investments	(0.15)	(0.06)
Net increase (decrease) in net assets resulting from operations	0.34	0.01
Distributions of net investment income to shareholders (4)	(0.22)	—
Issuance of common stock	—	10.00
Net asset value per share, end of period	$9.85	$10.01
Number of shares outstanding, end of period	41,497,926	36,130,510
Total return based on net asset value (5)(6)	3.52%	0.05%
Net assets attributable to shareholders, end of period	$408,651	$361,488

Ratio to average net assets attributable to shareholders:
Average net assets	$403,991	$361,397
Total expenses (7)	8.62%	6.14%
Total expenses (other than incentive fee) (7)	8.12%	6.13%
Net investment income (7)	11.09%	8.47%
Interest expense and credit facility fees (7)	5.71%	3.37%

Ratios/Supplemental Data:
Asset coverage, end of period (8)	243.89%	232.17%
Weighted-average shares outstanding (9)(10)	41,495,620	36,130,510
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	73.89%
Average debt outstanding (11)	$278,821	$257,483
Average debt outstanding per share	$6.72	$7.13
Portfolio turnover (6)(12)	5.29%	0.18%
Year of formation	2019	2019

(1) The per share data for 2023 was derived by using the weighted average shares outstanding. The per share data for 2022 was derived by using the weighted average shares outstanding from June 2, 2022 (commencement of investment operations) through June 30, 2022.

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

For the six months ended June 30, 2023, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three and six months ended June 30, 2023 and the year ended December 31, 2022, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions as of and through June 30, 2023.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of June 30, 2023.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Tax cost of investments	$678,743	$679,589
Unrealized appreciation	392	216
Unrealized depreciation	(20,104)	(13,659)
Net unrealized appreciation (depreciation) from investments	$(19,712)	$(13,443)

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2023 except as disclosed below:

On August 8, 2023, the Board declared a quarterly distribution of $0.2271 per share of common stock, which is payable on October 16, 2023 to shareholders of record as of October 2, 2023.

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
•
interest rate volatility, including the replacement of LIBOR with alternate reference rates and the rising interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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

Our level of investment activity (both the number of investments and the size of each investment) varies substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The historic strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from increased inflation, supply chain disruptions, labor and resource shortages, commodity inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine and U.S. and China relations), and the uncertain economic outlook for the United States and globally, which could include a recession. We are closely monitoring the effect that market volatility, including as a result of a rising interest rate environment, may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of June 30, 2023, the Company's asset coverage ratio was 243.89%.

Portfolio and Investment Activity

As of June 30, 2023, our portfolio had a fair value of approximately $659.0 million. The following table summarizes our portfolio and investment activity during the six months ended June 30, 2023 (dollars in thousands):

Six Months Ended June 30, 2023
Investments made in new portfolio companies	$8,524
Investments made in existing portfolio companies	26,679
Aggregate amount in exits and repayments	(37,228)
Net investment activity	$(2,025)

Portfolio Companies, at beginning of period	77
Number of new portfolio companies	4
Number of exited portfolio companies	(2)
Portfolio companies, at end of period	79

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2023 (dollars in thousands):

	As of June 30, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$489,749	72.3%	$478,367	72.6%
Equity	3,988	0.6	3,906	0.6
Subordinated Certificates of the SDLP	184,112	27.1	176,748	26.8
Total Investments	$677,849	100.0%	$659,021	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023		As of December 31, 2022
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	11.3%	12.2%	10.3%	11.0%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP	13.5	14.1	13.5	13.8
Total	11.9%	12.7%	11.1%	11.7%

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

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

The weighted average risk rating of our investments based on fair value was 2.0 as of June 30, 2023.

Based on a generally uncertain economic outlook in the United States (which includes a possible recession), we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We also have increased oversight and analysis of credits in any vulnerable industries to mitigate any decline in loan performance and reduce credit risk. While we are not seeing signs of an overall, broad deterioration in our operating results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	As of June 30, 2023		As of December 31, 2022
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$3,427	0.6%	$14,965	2.3%
2	645,415	97.9	643,637	96.6
3	5,247	0.8	5,261	0.8
4	3,319	0.5	—	—
5	1,613	0.2	2,273	0.3
Total	$659,021	100.0%	$666,136	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	As of June 30, 2023		As of December 31, 2022
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$670,272	99.5%	$674,757	100.0%
Non-Accrual	3,589	0.5	—	—
Total	$673,861	100.0%	$674,757	100.0%

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of June 30, 2023 and December 31, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of June 30, 2023 and December 31, 2022, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of June 30, 2023 and December 31, 2022, the Company has funded $184.1 million and $182.0 million, respectively, of its commitment to the SDLP and had $22.2 million and $24.3 million in unfunded commitments remaining to the SDLP.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $184.1 million and $176.7 million, respectively, as of June 30, 2023, and $182.0 million and $178.4 million, respectively, as of December 31, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 14.1%, respectively, as of June 30, 2023, and 13.5% and 13.8%, respectively, as of December 31, 2022. For the three and six months ended June 30, 2023, the Company earned interest income of $6.2 million and $12.3 million, respectively, from its investment in the Subordinated Certificates. For the three and six months ended June 30, 2022, the Company earned interest income of $1.6 million and $1.6 million, respectively, from its investment in the Subordinated Certificates. As of June 30, 2023 and December 31, 2022, $7.3 million and $12.9 million was in Interest receivable on the Statement of Assets and Liabilities.

As of June 30, 2023 and December 31, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of June 30, 2023 and December 31, 2022, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2023 and December 31, 2022 (dollars in millions):

	As of June 30, 2023	As of December 31, 2022
Total first lien senior secured loans(1)	$5,113	$5,174
Largest loan to a single borrower(1)	$373	$377
Total of five largest loans to borrower(1)	$1,654	$1,631
Number of borrowers in the SDLP	21	22
Commitments to fund delayed draw loans (2)	$280	$294

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of June 30, 2023 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(S)	10.05%	8/31/2028	$170,398	$170,398	$156,766	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.59%	8/31/2028	35,037	35,037	32,234	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	12.00%	8/31/2028	24,986	24,986	22,987	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	12.00%	8/31/2028	2,282	2,282	2,099	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	12.00%	8/31/2028	40,238	40,238	37,019	(2)
Benecon Midco II, LLC	Insurance	Term Loan	SOFR	+	5.25%	(Q)	11.66%	12/4/2026	171,063	171,063	171,063	(2)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	10.63%	11/21/2024	4,820	4,340	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	10.50%	11/21/2024	19,452	17,518	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.80%	11/21/2024	132,765	119,560	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.39%	11/21/2024	7,307	6,580	-	(2)(3)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.14%	4/2/2029	234,630	234,630	234,630	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.45%	4/2/2029	24,197	24,197	24,197	(2)
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	7.75%	(Q)	10.45%	6/30/2024	245,095	245,059	220,586	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(Q)	10.45%	1/18/2024	146,348	146,317	146,348	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.90%	3/28/2025	84,416	84,416	84,416	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.89%	3/28/2025	65,324	65,324	65,324
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(M)	10.74%	3/28/2025	170,982	170,982	170,982
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.91%	3/28/2025	4,275	4,275	4,275
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.61%	10/26/2027	16,998	16,998	16,658	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	SOFR	+	5.50%	(Q)	11.47%	10/26/2027	222,762	222,762	218,307	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.38%	6/8/2026	24,795	24,795	24,795	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.38%	6/8/2026	103,950	103,950	103,950	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.19%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR		6.25%	(Q)	11.20%	6/8/2026	12,000	12,000	12,000	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(M)	11.20%	8/17/2029	229,541	229,541	229,541	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.20%	8/17/2029	67,537	67,537	67,537	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.20%	12/10/2026	14,042	14,042	12,638	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.20%	12/10/2026	29,444	29,444	26,500	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.71%	12/10/2026	47,371	47,371	42,634	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	13.39%	12/10/2026	178,049	178,049	160,244	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	13.18%	12/29/2026	62,013	62,013	60,772	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	SOFR	+	6.00%	(Q)	10.64%	12/29/2026	206,456	206,456	202,327	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR		6.50%	(M)	10.49%	12/29/2026	7,500	7,500	7,350	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	11.45%	5/19/2027	31,746	31,746	27,937	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	LIBOR	+	8.00%	(Q)	11.20%	5/19/2027	189,587	189,586	166,836	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	SOFR	+	5.25%	(Q)	11.20%	5/29/2025	260,664	260,664	258,057	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	11.20%	5/29/2025	75,991	75,991	75,231	(2)

Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	6.25%	(M)	11.20%	12/14/2027	49,614	49,614	49,614	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.09%	8/31/2027	11,536	11,536	11,305	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.09%	8/31/2027	46,145	46,145	45,222	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	12.08%	8/31/2027	158,394	158,394	155,226	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	12.13%	8/31/2027	41,320	41,320	40,494	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.95%	10/13/2027	47,552	47,552	46,125	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(S)	10.95%	10/13/2027	198,894	198,894	192,927	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Term Loan	SOFR	+	7.00%	(Q)	10.95%	11/2/2029	276,562	276,562	276,562	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	10.95%	11/2/2029	3,195	3,195	3,195	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	24,588	24,588	24,342	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	11.49%	12/2/2026	14,625	14,625	14,479	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	207,264	207,264	205,191	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	58,621	58,621	58,035	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.70%	12/2/2026	17,335	17,335	16,988	(2)
Triwizard Holdings, Inc.	Hotels, Restaurants & Leisure	Term Loan	SOFR	+	6.25%	(Q)	11.49%	6/30/2023	170,000	170,000	165,325	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.7%	11/9/2027	305,550	305,550	293,328	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.7%	11/9/2027	40,613	40,613	38,989	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.7%	11/9/2027	26,866	26,866	25,791	(2)
Total Investments, June 30, 2023									$5,112,735	$5,096,321	$4,799,378

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, LIBOR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of June 30, 2023.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of June 30, 2023.

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

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of December 31, 2022.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2022.

Below are the Consolidated Statements of Assets and Liabilities for SDLP (dollars in millions):

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost of $5,096 and $5,166, respectively)	$4,799	$4,958
Restricted cash	113	83
Other Assets	216	67
Total assets	$5,128	$5,108

Senior notes	$3,584	$3,538
Intermediate funding notes	134	132
Interest payable	72	59
Other liabilities	57	51
Total liabilities	3,847	3,780
Members' capital	1,281	1,328
Total liabilities and members' capital	$5,128	$5,108
Below are the Consolidated Statements of Operations for SDLP (dollars in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operation Information:
Total revenues	$140	$77	$276	$149
Total expenses	78	34	153	63
Net unrealized appreciation/(depreciation)	(17)	(12)	(85)	(15)
Net realized gain/(loss) (1)	—	—	—	—
Net income/(loss)	$45	$31	$38	$71

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

After performing the investment analysis and income analysis for the three and six months ended June 30, 2023, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the “Senior Direct Lending Program” heading above.

Results of Operations

We commenced investment operations on June 2, 2022. Our operating results for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$20,208	$4,195	$39,478	$4,195
Total expenses	9,281	1,805	19,087	1,886
Net investment income	10,927	2,390	20,391	2,309
Net change in unrealized appreciation (depreciation)	(1,921)	(2,126)	(6,269)	(2,126)
Net increase in net assets resulting from operations	$9,006	$264	$14,122	$183
Net investment income per share - basic and diluted	$0.26	$0.07	$0.49	$0.06
Net increase in net assets resulting from operations per share - basic and diluted	$0.22	$0.01	$0.34	$0.01

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio. We expect our portfolio to continue to grow as we raise and deploy capital through our private offering and our investment income to grow commensurately. The shifting environment in base interest rates may affect our investment income over the long term. Increases in interest rates, however, may adversely affect our existing borrowers.

Investment Income

For the three and six months ended June 30, 2023, total investment income was $20.2 million and $39.5 million, respectively, which was primarily attributable to interest income from investments in our portfolio companies and, to a lesser extent, fee income.

For the three and six months ended June 30, 2022, total investment income was $4.2 million and $4.2 million, respectively, which was primarily attributable to interest income from investments in our portfolio companies and, to a lesser extent, fee income.

Operating Expenses

Expenses for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Base management fees	$1,271	$357	$2,528	$357
Income-based incentive fees	1,286	26	2,017	26
Professional fees	503	220	1,021	220
Administrator expenses	287	93	630	93
Interest expenses	5,300	805	10,112	805
Credit facility fees	297	162	2,042	162
Directors’ fees and expenses	83	72	163	153
Organizational expenses	91	19	193	19
Insurance expenses	97	41	195	41
Other general and administrative	66	10	186	10
Total expenses	$9,281	$1,805	$19,087	$1,886

For the three and six months ended June 30, 2023, total expenses were $9.3 million and $19.1 million, respectively. For the three and six months ended June 30, 2023, management and incentive fees totaled $2.6 million and $4.5 million, respectively.

For the three and six months ended June 30, 2022, total expenses were $1.8 million and $1.9 million, respectively. For the three and six months ended June 30, 2022, management and incentive fees totaled $0.4 million and $0.4million, respectively.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees were $5.6 million and $12.2 million, respectively, for the three and six months ended June 30, 2023. These expenses are related to the JPM Facility (as defined below) and the CIBC Facility (as defined below). Additionally, the Amendment (as defined below) relating to the JPM Facility attributed to an acceleration of debt financing costs in the amount of $1.4 million (see "JPM Facility" below for more information) during the six months ended June 30, 2023.

Interest expenses and credit facility fees were $1.0 million and $1.0 million, respectively, for the three and six months ended June 30, 2022. These expenses are related to the JPM Facility (as defined below).

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three and six months ended June 30, 2023, we did not have any realized gains or losses on our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2023, we had $(1.9) million and $(6.3) million, respectively, of unrealized depreciation on portfolio investments.

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2022, we had $(2.1) million and $(2.1) million, respectively, of unrealized depreciation on portfolio investments.

Net Increase in Net Assets Resulting from Operations

For the three and six months ended June 30, 2023, the net increase in net assets resulting from operations was $9 million or $0.22 per share and $14.1 million or $0.34 per share, respectively.

For the three and six months ended June 30, 2022, the net increase in net assets resulting from operations was $0.2 million or $0.01 per share and $0.3 million or $0.01 per share, respectively.

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

As of June 30, 2023, we had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock. On June 2, 2022, we delivered our first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $124.9 million is from the Adviser and its affiliates, executives and employees of the Adviser, and officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through June 30, 2023 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through June 30, 2023:

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	36
Total					$39,302	14,979	$148

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of June 30, 2023.

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

On January 26, 2023, the Company entered into the Amendment No. 1 to the Loan and Security Agreement (the “Amendment”). The Amendment, among other things: (i) reduced the borrowings available under the JPM Facility from up to $500 million to up to $300 million, subject to certain leverage and borrowing base restrictions; and (ii) reduced the commitment increase, subject to lender consent, from up to $800 million to up to $600 million. The reduction was accounted for as a debt modification to a line-of-credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt financing costs in the amount of $1.4 million and was recorded on the Consolidated Statement of Operations as a component of "Credit facility fees."

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
JPM Facility interest	$4,880	$805	$9,573	$805
JPM Facility unused fees	71	98	190	98
Amortization of debt issuance costs	122	64	1,672	64
Total interest and financing expenses related to the JPM Facility	$5,073	$967	$11,435	$967
Weighted average outstanding debt balance of the JPM Facility	$262,272	$257,483	$264,386	$257,483
Weighted average interest rate of the JPM Facility (annualized)	7.5%	3.9%	7.3%	3.9%

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

At June 30, 2023, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three and six months ended June 30, 2023 and 2022(dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
CIBC Facility interest	$420	$—	$539	$—
CIBC Facility unused fees	50	—	91	—
Amortization of debt issuance costs	54	—	89	—
Total interest and financing expenses related to the CIBC Facility	$524	$—	$719	$—
Weighted average outstanding debt balance of the CIBC Facility	$22,217	$—	$14,406	$—
Weighted average interest rate of the CIBC Facility (annualized)	7.6%	—%	7.6%	—%

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of June 30, 2023 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
JPM Facility	$260,000	$—	$—	$260,000	$—
CIBC Facility	24,000	—	—	24,000	—
Total debt obligations	$284,000	$—	$—	$284,000	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2023 and December 31, 2022, we had commitments under loan and financing agreements to fund up to $24.7 million to 31 portfolio companies and $33.0 million and 30 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2023 and December 31, 2022 are shown in the table below (dollars in thousands):

	As of June 30, 2023	As of December 31, 2022
Accupac, LLC	$564	$564
ADPD Holdings, LLC	5	5
ADPD Holdings, LLC	—	2
ADPD Holdings, LLC	12	13
ADPD Holdings, LLC	13	13
Advanced Web Technologies Holding Company	27	76
Adviser Investments, LLC	9	9
Adviser Investments, LLC	51	53
Arrowhead Holdco Company	19	19
Boulder Scientific Company, LLC	1,043	1,043
BRG Acquisition Co., LLC	600	600
Cadent, LLC	76	181
Cadent, LLC	5	—
Castleworks Home Services Company	7	277
Center for Autism and Related Disorders, LLC	1,467	—
Center for Autism and Related Disorders, LLC	—	2,235
Energy Labs Holding Corp.	—	943
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	360	456
Eye Health America, LLC	1,092	1,146
JTM Foods LLC	2	—
KL Bronco Acquisition, Inc.		27
KL Bronco Acquisition, Inc.	375	536
KL Bronco Acquisition, Inc.	1,786	1,786
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	406	—
M&D Midco, Inc.	11	12
M&D Midco, Inc.	21	23
MDI Buyer, Inc.	5	7
MWD Management, LLC	267	233
North Haven Stallone Buyer, LLC	332	—
North Haven Stallone Buyer, LLC	8	10
OIS Management Services, LLC	577	577
OIS Management Services, LLC	1,222	1,923
Oliver Packaging, LLC	176	585
Pediatric Home Respiratory Services, LLC	675	1,063
RFI Buyer, Inc.	10	12
RFI Buyer, Inc.	—	14
Senior Direct Lending Program, LLC	9,224	10,438
SGA Dental Partners Opco, LLC	1,017	4,629
Techmer BB Bidco, LLC	5	7
Techmer BB Bidco, LLC	32	36
Turbo Buyer, Inc.	760	760
United Musculoskeletal Partners Acquisition Holdings, LLC	652	1,630
USN Opco, LLC	593	593
USSC Acquisition Corp.	331	331
Total Unfunded Commitments	$24,724	$32,982

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three and six months ended June 30, 2023, the Company earned PIK interest of $0.3 million and $0.1 million. For the three and six months ended June 30, 2022, the Company did not earn any PIK interest.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and six months ended June 30, 2023 and 2022, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2023, certain investments in one portfolio company held by the Company were on non-accrual with an amortized cost $3.7 million and fair value of $2.8 million, respectively. There were no loans on non-accrual as of December 31, 2022.

Recent Developments

On August 8, 2023, the Board declared a quarterly distribution of $0.2271 per share of common stock, which is payable on October 16, 2023 to shareholders of record as of October 2, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including the valuation of our investment portfolio and changes in interest rates. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including inflationary pressures; overall market changes, including an increase in market volatility, interest rate volatility, including the replacement of LIBOR with alternative rates and rising interest rates; and legislative reform; local, regional, national or global political, social or economic instability. Generally, a rise in the general level of interest rates, like the current rising interest rate environment as described below, can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Conversely, a decline in the general level of interest rates can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our decreased pre-incentive fee net investment income.

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

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could force the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of June 30, 2023, all income producing investments in our portfolio were at floating rates indexed to SOFR and, to a lesser extent, LIBOR, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2023, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$19,700	$8,520	$11,180
Up 200 basis points	13,200	5,680	7,520
Up 100 basis points	6,600	2,840	3,760
Down 100 basis points	(6,600)	(2,840)	(3,760)
Down 200 basis points	(13,100)	(5,680)	(7,420)
Down 300 basis points	(19,100)	(8,520)	(10,580)

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2023. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed under "Item. 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 27, 2023, which is accessible on the SEC’s website at sec.gov.

The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

LIBOR is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom's Financial Conduct Authority (“FCA"), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBOR, including USD LIBOR, except in very limited circumstances.

In the United States, SOFR is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

Our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Because CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be different than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.
c)
For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (2)
3.2	Amended and Restated Bylaws (1)
3.3	Articles of Merger of the Company (2)
4.1	Form of Subscription Agreement (3)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed here within.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on May 27, 2022.
(2)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form 10 filed on July 15, 2022.
(3)	Incorporated by reference to the Registrant’s Amendment No.2 to the Registration Statement on Form 10 filed on July 22, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: August 11, 2023	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer