Form 10-Q
period 2023-09-30
Varagon Capital Corp
filed 2023-11-14
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of September 30, 2023, there was no established public market for the Registrant’s common stock.

As of November 14, 2023, the registrant had 41,505,531 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	As of	As of
	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $482,359 and $496,688, respectively)	$471,939	$487,769
Controlled investments, at fair value (amortized cost of $179,550 and $182,007, respectively)	173,673	178,367
Total investments, at fair value (amortized cost of $661,909 and $678,695, respectively)	645,612	666,136
Cash	28,402	20,416
Interest receivable	11,030	9,271
Deferred financing costs	2,719	3,572
Prepaid expenses	588	694
Other assets	87	83
Total assets	$688,438	$700,172

LIABILITIES
Revolving credit facility payable (Note 5)	$265,400	$270,500
Fronting amount payable (Note 6)	—	8,000
Shareholder distributions payable	—	9,978
Interest and credit facility fees payable	5,278	4,367
Base management fees payable (Note 6)	1,266	1,264
Income incentive fees payable (Note 6)	1,810	473
Administrator expenses payable	271	295
Directors' fees and expenses payable	85	84
Due to affiliates	771	783
Accounts payable and accrued expenses	829	751
Total liabilities	275,710	296,495

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,501,706 shares issued and outstanding at September 30, 2023, and 500,000,000 shares authorized; 41,490,642 shares issued and outstanding at December 31, 2022	415	415
Paid-in capital in excess of par value	414,977	414,868
Total accumulated earnings (loss)	(2,664)	(11,606)
Total net assets	$412,728	$403,677
NET ASSETS PER SHARE	$9.94	$9.73

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$14,171	$10,215	$41,253	$12,740
Fee income	155	35	289	70
Total investment income from non-controlled/non-affiliated investments	14,326	10,250	41,542	12,810
From controlled investments:
Interest income	6,902	5,270	19,163	6,905
Total investment income from controlled investments	6,902	5,270	19,163	6,905
Total investment income	21,228	15,520	60,705	19,715

Expenses:
Base management fees (Note 6)	$1,266	$1,197	$3,794	$1,554
Income incentive fees (Note 6)	1,810	830	3,828	856
Professional fees	537	477	1,559	697
Administrator expenses	271	340	901	433
Interest expenses (Note 5)	5,459	3,238	15,570	4,043
Credit facility fees (Note 5)	308	487	2,350	649
Directors’ fees and expenses	102	88	265	241
Organizational expenses	93	81	286	100
Insurance expenses	95	100	290	141
Other general and administrative expenses	63	57	248	67
Total expenses before taxes	10,004	6,895	29,091	8,781
Net investment income before taxes	11,224	8,625	31,614	10,934
Excise tax expense	2	—	2	—
Net investment income (loss)	11,222	8,625	31,612	10,934

Realized and unrealized gain (loss):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(391)	—	(391)	—
Net realized gain (loss) on investment	(391)	—	(391)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	1,043	(2,814)	(1,501)	(4,940)
Controlled investments	1,487	—	(2,237)	—
Net change in unrealized appreciation (depreciation) on investments	2,530	(2,814)	(3,738)	(4,940)
Net realized and unrealized gains (losses) on investments	2,139	(2,814)	(4,129)	(4,940)
Net increase (decrease) in net assets resulting from operations	$13,361	$5,811	$27,483	$5,994

Per Common Share Information:
Weighted average shares outstanding	41,501,172	39,382,770	41,497,491	38,603,302
Net investment income per share (basic and diluted) (1)	$0.27	$0.22	$0.76	$0.28
Earnings per share (basic and diluted) (1)	$0.32	$0.15	$0.66	$0.16

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

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount (1)	Excess of Par (1)	earnings (loss)	Net Assets
Balance at June 30, 2022	36,130,510	$361	$360,944	$183	$361,488
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	8,625	8,625
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,814)	(2,814)
Capital transactions:
Issuance of common stock	5,356,217	54	53,946	—	54,000
Redemption of common stock	—	—	—	—	—
Total increase (decrease) for the period ended September 30, 2022	5,356,217	54	53,946	5,811	59,811
Balance at September 30, 2022	41,486,727	$415	$414,890	$5,994	$421,299

Balance at June 30, 2023	41,497,926	$415	$414,940	$(6,704)	$408,651
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	11,222	11,222
Net realized gain (loss) on investments	—	—	—	(391)	(391)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	2,530	2,530
Capital transactions:
Issuance of common stock	—	—	—	—	—
Issuance of common shares pursuant to distribution reinvestment plan	3,780	—	37	—	37
Redemption of common stock	—	—	—	—	—
Distributions to shareholders	—	—	—	(9,321)	(9,321)
Tax reclassification of net assets	—	—	—	—	—
Total increase (decrease) for the three months ended September 30, 2023	3,780	—	37	4,040	4,077
Balance at September 30, 2023	41,501,706	$415	$414,977	$(2,664)	$412,728

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount (1)	Excess of Par (1)	earnings (loss)	Net Assets
Balance at December 31, 2021	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,934	10,934
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,940)	(4,940)
Capital transactions:
Issuance of common stock	41,486,827	415	414,890	—	415,305
Redemption of common stock	(100)	—	—	—	—
Total increase (decrease) for the nine months ended September 30, 2022	41,486,727	415	414,890	5,994	421,299
Balance at September 30, 2022	41,486,727	$415	$414,890	$5,994	$421,299

Balance at December 31, 2022	41,490,642	$415	$414,868	$(11,606)	$403,677
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	31,612	31,612
Net realized gain (loss) on investments	—	—	—	(391)	(391)

Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,738)	(3,738)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	11,064	—	109	—	109
Distributions to shareholders	—	—	—	(18,541)	(18,541)
Total increase (decrease) for the nine months ended September 30, 2023	11,064	—	109	8,942	9,051
Balance at September 30, 2023	41,501,706	$415	$414,977	$(2,664)	$412,728

(1) Par Amount and Paid in Capital in Excess of Par were both less than $1,000 for the 2022 periods shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$27,483	$5,994
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments (1)	(41,125)	(542,481)
Investment increases due to payment-in-kind income	(359)	—
Repayments of investments	59,283	27,061
Net realized (gain) loss	391	-
Net change in unrealized (appreciation) depreciation on investments	3,738	4,940
Net amortization (accretion) on investments	(1,404)	(530)
Amortization of deferred financing costs	1,937	268
Changes in operating assets:
Interest receivable	(1,759)	(8,660)
Prepaid expenses	106	(907)
Other assets	(4)	(197)
Changes in operating liabilities:
Interest and credit facility fees payable	911	3,426
Base management fees payable	2	1,197
Income incentive fees payable	1,337	830
Administrator expenses payable	(24)	340
Directors' fees and expenses payable	1	74
Due to affiliates	(12)	727
Accounts payable and accrued expenses	78	564
Net cash provided by (used in) operating activities	50,580	(507,354)

Cash flows from financing activities:
Proceeds from issuance of common stock (1)	—	273,170
Redemption of common stock (2)	—	—
Borrowings on debts	34,614	280,500
Repayments of debts	(47,714)	(10,000)
Financing costs paid	(1,084)	(4,044)
Dividends paid in cash	(28,410)	—
Net cash provided by (used in) financing activities	(42,594)	539,626
Net increase (decrease) in cash	7,986	32,272
Cash, beginning of period	20,416	—
Cash, end of period	$28,402	$32,272

Supplemental cash information:
Cash paid during the period for interest	$15,072	$998
Cash paid during the period for taxes	$63	$—
Supplemental non cash information:
Non-cash purchase of investment	$—	$142,135
Distributions reinvested	$109	$—

(1) Not inclusive of non-cash purchase of investment during the nine months ended September 30, 2022.

(2) Proceeds from the redemption of common stock for the nine months ended September 30, 2022 were less than $1,000.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2023

(dollar amounts in thousands, except per share data)

(unaudited)

Company # +	Industry	Type of Investment	Reference Rate and Spread				Interest Rate *	Maturity	Par Amount / Shares	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	6.00%	(Q)	11.40%	05/03/25	4,984	$4,956	$4,897		(1)(6)
A&R Logistics Holdings, Inc.	Road & Rail	Term Loan	SOFR	+	6.00%	(Q)	11.40%	05/03/25	939	934	923		(1)(6)
AAMP Global Holdings, Inc.	Auto Components	Term Loan	SOFR	+	5.75%	(Q)	11.24%	11/05/25	14,775	14,657	14,443		(1)(6)
Accupac, LLC	Personal Products	Delayed Draw Term Loan	N/A				0.00%	01/16/26	—	—	(17)		(2)(6)(9)
Accupac, LLC	Personal Products	Term Loan	SOFR	+	6.00%	(Q)	11.55%	01/16/26	10,832	10,832	10,507		(1)(6)
ACP Oak Buyer, Inc.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.25%	(Q)	10.79%	08/29/25	5,908	5,844	5,819		(1)(6)
ADPD Holdings, LLC	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(S)	11.68%	08/16/28	66	65	62		(6)(9)
ADPD Holdings, LLC	Diversified Consumer Services	Revolver	SOFR	+	6.00%	(S)	11.68%	08/16/28	2	2	2		(2)(6)(9)
ADPD Holdings, LLC	Diversified Consumer Services	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	(1)		(2)(6)(9)
ADPD Holdings, LLC	Diversified Consumer Services	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	(1)		(2)(6)(9)
Advanced Web Technologies Holding Company	Commercial Services & Supplies	Term Loan	SOFR	+	6.50%	(Q)	12.05%	12/17/26	23	23	23		(6)(9)
Advanced Web Technologies Holding Company	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.05%	12/17/26	76	75	76		(6)(9)
Advanced Web Technologies Holding Company	Commercial Services & Supplies	Term Loan	SOFR	+	6.75%	(Q)	12.30%	12/17/26	304	296	304		(6)(9)
Adviser Investments, LLC	Capital Markets	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.06%	08/31/28	13	13	13		(2)(6)(9)
Adviser Investments, LLC	Capital Markets	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.14%	08/31/28	2	2	2		(2)(6)(9)
Adviser Investments, LLC	Capital Markets	Term Loan	SOFR	+	4.75%	(Q)	10.17%	08/31/28	38	37	37		(6)(9)
Adviser Investments, LLC	Capital Markets	Revolver	N/A				0.00%	08/31/28	—	—	—		(2)(6)(9)
AIM Acquisition, LLC	Aerospace & Defense	Term Loan	SOFR	+	5.00%	(S)	10.34%	12/02/25	11,000	10,799	10,670		(1)(6)
Air Comm Corporation LLC	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.49%	07/01/27	3,552	3,530	3,356		(1)(6)
Air Comm Corporation LLC	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.49%	07/01/27	1,136	1,130	1,074		(1)(6)
Air Comm Corporation LLC	Aerospace & Defense	Term Loan	SOFR	+	5.00%	(S)	10.49%	07/01/27	1,662	1,652	1,570		(1)(6)
Alta Buyer, LLC	IT Services	Term Loan	SOFR	+	6.00%	(Q)	11.54%	12/21/27	99	97	97		(6)(9)
Any Hour LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.13%	(Q)	11.59%	07/21/27	7,415	7,297	7,248		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(S)	9.77%	08/31/28	2,210	2,183	1,890		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(S)	9.77%	08/31/28	19	19	13		(2)(6)(9)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(S)	9.77%	08/31/28	206	203	176		(1)(6)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(S)	10.05%	08/31/28	1,062	1,049	908		(1)(6)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(S)	9.77%	08/31/28	2,538	2,507	2,170		(1)(6)
Barnet Products LLC	Personal Products	Term Loan	SOFR	+	5.25%	(S)	10.82%	07/28/26	5,852	5,852	5,706		(1)(6)
BC Group Holdings, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(S)	10.44%	12/23/24	803	803	797		(6)(9)
BC Group Holdings, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(S)	10.44%	12/23/24	6,582	6,581	6,533		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.68%	05/22/24	8,868	8,815	8,646		(1)(6)
Beacon Mobility Corp.	Road & Rail	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.68%	05/22/24	1,957	1,945	1,908		(1)(6)
Biocare Medical, LLC	Health Care Equipment & Supplies	Term Loan	SOFR	+	7.00%	(Q)	12.50%	12/09/27	1,489	1,450	1,489		(1)(6)

Boulder Scientific Company, LLC	Chemicals	Delayed Draw Term Loan	N/A				0.00%	12/28/25	—	(1)	(29)	(2)(6)(9)
Boulder Scientific Company, LLC	Chemicals	Term Loan	SOFR	+	4.50%	(Q)	9.90%	12/28/25	341	338	331	(6)(9)
Boulder Scientific Company, LLC	Chemicals	Term Loan	SOFR	+	4.50%	(Q)	9.90%	12/28/25	5,471	5,429	5,321	(1)(6)
BRG Acquisition Co., LLC	Health Care Technology	Term Loan	SOFR	+	5.25%	(Q)	10.79%	07/26/28	6,831	6,717	6,746	(1)(6)
BRG Acquisition Co., LLC	Health Care Technology	Revolver	N/A				0.00%	07/26/28	—	(10)	(8)	(2)(6)(9)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	SOFR	+	5.50%	(M)	12.92% (2.00% PIK)	06/29/28	135	132	108	(2)(6)(9)
Castleworks Home Services Company	Commercial Services & Supplies	Revolver	SOFR	+	5.50%	(M)	12.92% (2.00% PIK)	06/29/28	401	393	321	(2)(6)(9)
Castleworks Home Services Company	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(M)	10.92%	06/29/28	5,638	5,546	4,750	(6)(9)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.31%	06/18/24	1,810	1,807	1,661	(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.31%	06/18/24	3,002	2,996	2,754	(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Term Loan	SOFR	+	5.75%	(Q)	11.31%	06/18/24	205	205	188	(1)(6)
Comar Holding Company, LLC	Containers & Packaging	Term Loan	SOFR	+	5.75%	(Q)	11.31%	06/18/24	5,841	5,830	5,359	(1)(6)
Del Real, LLC	Food Products	Term Loan	SOFR	+	7.25%	(Q)	12.79%	03/28/28	3,507	3,458	3,480	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.77%	12/31/25	6,009	6,000	6,009	(1)(6)
Easy Ice, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	5.25%	(Q)	10.77%	12/31/25	1,346	1,344	1,346	(1)(6)
Energy Labs Holdings Corp.	Energy Equipment & Services	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.60%	04/07/28	732	729	723	(6)(9)
Energy Labs Holdings Corp.	Energy Equipment & Services	Term Loan	SOFR	+	5.25%	(M)	10.68%	04/07/28	7,701	7,609	7,605	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	10.92%	12/06/25	3,019	2,999	2,974	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.92%	12/06/25	1,301	1,293	1,282	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	10.92%	12/06/25	353	350	347	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	5.50%	(M)	10.92%	12/06/25	251	250	247	(1)(6)
EPTAM Plastics, Ltd.	Health Care Equipment & Supplies	Term Loan	SOFR	+	6.00%	(Q)	11.56%	12/06/25	10	10	10	(6)(9)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.01%	07/14/28	1,132	1,114	1,089	(1)(6)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Revolver	SOFR	+	6.50%	(Q)	12.01%	07/14/28	141	137	131	(2)(6)(9)
Express Wash Acquisition Company, LLC	Diversified Consumer Services	Term Loan	SOFR	+	6.50%	(Q)	12.01%	07/14/28	5,272	5,190	5,075	(1)(6)
Eye Health America, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.14%	07/26/28	1,594	1,562	1,554	(2)(6)(9)
Eye Health America, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(Q)	11.14%	07/26/28	4,158	4,097	4,096	(1)(6)
Eye Health America, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.75%	(Q)	11.14%	07/26/28	240	231	231	(2)(6)(9)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	12.24%	12/30/26	3	3	3	(6)(9)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Term Loan	SOFR	+	6.75%	(Q)	12.24%	12/30/26	4	4	4	(6)(9)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Revolver	PRIME	+	5.25%	(Q)	13.75%	12/30/26	41	39	39	(2)(6)(9)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.74%	12/30/26	2,631	2,592	2,565	(1)(6)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.74%	12/30/26	613	613	598	(6)(9)
Fingerpaint Marketing, Inc.	Health Care Providers & Services	Term Loan	SOFR	+	6.25%	(Q)	11.74%	12/30/26	628	619	612	(1)(6)
G2 Secure Staff, L.L.C.	Transportation Infrastructure	Term Loan	SOFR	+	5.50%	(Q)	11.02%	07/02/25	482	468	482	(6)(9)

Heartland Veterinary Partners, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.06%	(M)	10.47%	12/10/26	1,316	1,307	1,292	(1)
Heartland Veterinary Partners, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.06%	(M)	10.47%	12/10/26	9,489	9,428	9,323	(1)
Integrity Marketing Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	6.05%	(Q)	11.57%	08/27/26	10,833	10,833	10,616	(1)(6)
JTM Foods LLC	Food Products	Term Loan	SOFR	+	5.25%	(Q)	10.79%	05/14/27	70	68	68	(6)(9)
JTM Foods LLC	Food Products	Revolver	SOFR	+	5.25%	(Q)	10.79%	05/14/27	2	2	2	(6)(9)
JTM Foods LLC	Food Products	Revolver	SOFR	+	5.25%	(Q)	10.70%	05/14/27	2	2	2	(6)(9)
JTM Foods LLC	Food Products	Revolver	SOFR	+	5.25%	(Q)	10.73%	05/14/27	2	2	2	(6)(9)
JTM Foods LLC	Food Products	Revolver	SOFR	+	5.25%	(Q)	10.77%	05/14/27	5	5	5	(6)(9)
JTM Foods LLC	Food Products	Revolver	SOFR	+	5.25%	(Q)	10.77%	05/14/27	4	4	4	(6)(9)
JTM Foods LLC	Food Products	Revolver	SOFR	+	5.25%	(Q)	10.76%	05/14/27	2	2	2	(6)(9)
JTM Foods LLC	Food Products	Revolver	SOFR	+	5.25%	(Q)	10.77%	05/14/27	6	6	6	(6)(9)
JTM Foods LLC	Food Products	Revolver	SOFR	+	5.25%	(Q)	10.78%	05/14/27	4	4	4	(6)(9)
JTM Foods LLC	Food Products	Revolver	SOFR	+	5.25%	(Q)	10.79%	05/14/27	3	3	3	(6)(9)
KeyImpact Holdings, Inc.	Food & Staples Retailing	Term Loan	SOFR	+	4.75%	(Q)	10.23%	06/21/26	3,049	3,033	3,026	(1)(6)
KL Bronco Acquisition, Inc.	Personal Products	Delayed Draw Term Loan	N/A				0.00%	06/30/28	—	(14)	(107)	(2)(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.75%	(S)	10.81%	06/30/28	107	104	97	(2)(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.75%	(Q)	11.22%	06/30/28	125	122	113	(2)(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Revolver	SOFR	+	5.75%	(Q)	11.22%	06/30/28	232	226	211	(2)(6)(9)
KL Bronco Acquisition, Inc.	Personal Products	Term Loan	SOFR	+	5.75%	(Q)	11.22%	06/30/28	3,889	3,825	3,656	(1)(6)
KNPC Holdco, LLC	Food Products	Term Loan	SOFR	+	5.50%	(S)	10.70%	10/20/28	8,103	8,005	7,860	(1)(6)
Krayden Holdings, Inc.	Trading Companies & Distributors	Delayed Draw Term Loan	N/A				0.00%	03/01/29	—	(11)	(2)	(2)(6)(9)
Krayden Holdings, Inc.	Trading Companies & Distributors	Delayed Draw Term Loan	N/A				0.00%	03/01/29	—	(11)	(2)	(2)(6)(9)
Krayden Holdings, Inc.	Trading Companies & Distributors	Revolver	N/A				0.00%	03/01/29	—	(11)	(2)	(2)(6)(9)
Krayden Holdings, Inc.	Trading Companies & Distributors	Term Loan	SOFR	+	5.75%	(Q)	11.24%	03/01/29	2,060	2,002	2,050	(6)(9)
LAV Gear Holdings, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(Q)	11.77%	10/31/24	2,488	2,441	2,488	(1)(6)
LAV Gear Holdings, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.25%	(Q)	11.79%	10/31/24	10	10	10	(6)(9)
Leiters, Inc.	Pharmaceuticals	Revolver	N/A				0.00%	06/29/28	—	(7)	(4)	(2)(6)(9)
Leiters, Inc.	Pharmaceuticals	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.57%	06/29/28	335	325	330	(6)(9)
Leiters, Inc.	Pharmaceuticals	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	11.42%	06/29/28	152	148	150	(6)(9)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.27%	05/29/26	2,300	2,276	2,220	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.15%	05/29/26	2,783	2,754	2,686	(1)(6)
Liquid Environmental Solutions Corporation	Commercial Services & Supplies	Term Loan	SOFR	+	4.75%	(Q)	10.27%	05/31/26	842	833	812	(1)(6)
M&D Midco, Inc.	Auto Components	Term Loan	SOFR	+	5.50%	(Q)	11.07%	08/31/28	65	64	64	(6)(9)
M&D Midco, Inc.	Auto Components	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.07%	08/31/28	9	9	9	(2)(6)(9)
M&D Midco, Inc.	Auto Components	Revolver	N/A				0.00%	08/31/28	—	—	—	(2)(6)(9)
MDI Buyer, Inc.	Chemicals	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	11.03%	07/25/28	24	23	23	(6)(9)
MDI Buyer, Inc.	Chemicals	Revolver	SOFR	+	6.00%	(S)	11.03%	07/25/28	3	3	3	(2)(6)(9)
MDI Buyer, Inc.	Chemicals	Revolver	SOFR	+	6.00%	(Q)	10.95%	07/25/28	2	2	2	(2)(6)(9)
MDI Buyer, Inc.	Chemicals	Term Loan	SOFR	+	6.00%	(S)	11.34%	07/25/28	65	64	65	(1)(6)
Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.38%	(Q)	10.92%	03/04/25	5,907	5,892	5,907	(1)(6)
Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(Q)	10.54%	03/04/25	10	10	10	(6)(9)
Mobile Communications America, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.75%	(Q)	11.29%	03/04/25	542	531	542	(6)(9)
MWD Management, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.44%	06/15/27	1,985	1,970	1,940	(1)(6)
MWD Management, LLC	Health Care Providers & Services	Revolver	SOFR	+	5.00%	(S)	10.44%	06/15/27	233	226	222	(2)(6)(9)
MWD Management, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(S)	10.44%	06/15/27	2,475	2,437	2,419	(1)(6)

Net Health Acquisition Corp.	Health Care Technology	Term Loan	SOFR	+	5.75%	(M)	11.17%	12/21/25	178	178	175	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	SOFR	+	5.75%	(M)	11.17%	12/21/25	1,467	1,467	1,442	(1)(6)
Net Health Acquisition Corp.	Health Care Technology	Term Loan	SOFR	+	5.75%	(M)	11.17%	12/21/25	9,185	9,185	9,024	(1)(6)
NJEye LLC	Health Care Providers & Services	Term Loan	SOFR	+	4.75%	(S)	10.39%	09/14/24	7,047	7,047	7,012	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.40%	09/14/24	216	216	215	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	9.87%	09/14/24	929	929	924	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.39%	09/14/24	1,515	1,515	1,507	(1)(6)
NJEye LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.42%	09/14/24	241	241	239	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.67%	05/24/27	859	852	842	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.66%	05/24/27	875	868	857	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.67%	05/24/27	1,403	1,393	1,375	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.63%	05/24/27	482	478	472	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.63%	05/24/27	1,550	1,538	1,519	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Term Loan	SOFR	+	5.75%	(S)	11.27%	05/24/27	181	175	181	(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	SOFR	+	5.75%	(Q)	11.39%	05/24/27	42	39	42	(2)(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	SOFR	+	5.75%	(Q)	11.39%	05/24/27	42	39	42	(2)(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	SOFR	+	5.75%	(Q)	11.42%	05/24/27	71	65	71	(2)(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	SOFR	+	5.75%	(Q)	11.41%	05/24/27	18	16	18	(2)(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	SOFR	+	5.75%	(Q)	11.41%	05/24/27	14	13	14	(2)(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Revolver	PRIME	+	4.75%	(Q)	13.25%	05/24/27	25	23	25	(2)(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Term Loan	SOFR	+	5.00%	(Q)	10.64%	05/24/27	1,109	1,100	1,086	(1)(6)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.42%	05/24/27	1	1	1	(2)(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.66%	05/24/27	3	3	3	(2)(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.05%	05/24/27	1	1	1	(2)(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.20%	05/24/27	—	—	—	(2)(6)(9)
North Haven Stallone Buyer, LLC	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.63%	05/24/27	—	—	—	(2)(6)(9)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.99%	10/30/25	704	704	690	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.99%	10/30/25	2,870	2,859	2,813	(1)(6)
North Haven USHC Acquisition, Inc.	Diversified Consumer Services	Delayed Draw Term Loan	SOFR	+	6.50%	(S)	11.69%	10/30/25	5,801	5,778	5,685	(1)(6)
OIS Management Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.24%	11/16/28	616	572	595	(2)(6)(9)
OIS Management Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.25%	11/16/28	80	75	78	(2)(6)(9)
OIS Management Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(Q)	11.24%	11/16/28	4,975	4,843	4,913	(1)(6)
OIS Management Services, LLC	Health Care Providers & Services	Revolver	N/A				0.00%	11/16/28	—	(15)	(7)	(2)(6)(9)
Oliver Packaging, LLC	Containers & Packaging	Revolver	SOFR	+	5.00%	(Q)	10.45%	07/06/28	410	402	398	(2)(6)(9)
Oliver Packaging, LLC	Containers & Packaging	Term Loan	SOFR	+	5.00%	(Q)	10.54%	07/06/28	3,984	3,926	3,904	(1)(6)
ORG USME Buyer, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(Q)	11.27%	11/24/26	7,406	7,294	7,073	(1)(6)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.17%	12/04/24	426	422	419	(1)(6)

Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	PRIME	+	5.25%	(Q)	13.75%	12/04/24	386	384	382	(6)(9)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.67%	12/04/24	675	672	668	(6)(9)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.67%	12/04/24	1,420	1,413	1,406	(6)(9)
Pediatric Home Respiratory Services, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(M)	11.17%	12/04/24	4,566	4,527	4,498	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.79%	05/29/25	353	353	350	(1)(6)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	SOFR	+	5.25%	(Q)	10.79%	05/29/25	5,554	5,554	5,499	(1)(6)
Polk Acquisition Corp.	Distributors	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	12.42% (1.75% PIK)	12/20/24	391	389	388	(1)(6)
Polk Acquisition Corp.	Distributors	Term Loan	SOFR	+	5.25%	(M)	12.42% (1.75% PIK)	12/20/24	10,631	10,578	10,551	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.42%	08/31/27	7,272	7,198	7,073	(1)(6)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(Q)	11.57%	08/31/27	3,562	3,526	3,464	(1)(6)
Prelude Fertility, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.28%	12/31/24	2,095	2,048	2,058	(1)(6)
Prelude Fertility, Inc.	Health Care Providers & Services	Term Loan	SOFR	+	7.00%	(Q)	12.28%	12/31/24	7,776	7,749	7,640	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	SOFR	+	6.00%	(Q)	11.65%	01/02/25	3,592	3,565	3,547	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	SOFR	+	6.00%	(Q)	11.65%	01/02/25	4,375	4,342	4,320	(1)(6)
Premier Imaging, LLC	Health Care Providers & Services	Term Loan	SOFR	+	6.00%	(Q)	11.65%	01/02/25	2,979	2,956	2,941	(1)(6)
Project Leopard Holdings, Inc.	Software	Term Loan	SOFR	+	5.25%	(Q)	10.72%	07/20/29	99	93	87	(6)(7)(9)
Q-Centrix, LLC	Health Care Technology	Term Loan	SOFR	+	4.50%	(Q)	10.02%	05/30/25	1,060	1,057	1,047	(1)(6)
Q-Centrix, LLC	Health Care Technology	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.02%	05/30/25	4,848	4,834	4,787	(1)(6)
Race Winning Brands, Inc.	Auto Components	Term Loan	PRIME	+	4.25%	(Q)	12.75%	11/16/27	37	37	34	(1)(6)
Race Winning Brands, Inc.	Auto Components	Term Loan	SOFR	+	5.25%	(M)	10.67%	11/16/27	14,633	14,518	13,535	(1)(6)
RFI Buyer, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.26%	08/05/28	15	15	15	(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.24%	08/05/28	4	4	4	(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.16%	08/05/28	4	4	4	(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.22%	08/05/28	6	6	6	(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Revolver	SOFR	+	4.75%	(M)	10.18%	08/05/28	2	2	2	(2)(6)(9)
RFI Buyer, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	4.75%	(Q)	10.24%	08/05/28	58	58	58	(6)(9)
Royal Holdco Corporation	Construction & Engineering	Term Loan	SOFR	+	5.75%	(Q)	11.15%	12/30/26	683	665	674	(1)(6)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.60%	12/30/26	68	67	67	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.63%	12/30/26	61	60	60	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.63%	12/30/26	2,574	2,536	2,535	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.63%	12/30/26	100	98	98	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.63%	12/30/26	292	288	288	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.67%	12/30/26	228	225	225	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.68%	12/30/26	36	35	35	(2)(6)(9)

SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.65%	12/30/26	68	67	67	(2)(6)(9)
SGA Dental Partners Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.65%	12/30/26	3,520	3,468	3,466	(2)(6)(9)
Taymax Group, L.P.	Hotels, Restaurants & Leisure	Term Loan	SOFR	+	6.00%	(S)	11.59%	07/31/25	4,950	4,813	4,950	(1)(6)
Techmer BB Bidco, LLC	Chemicals	Delayed Draw Term Loan	N/A				0.00%	09/01/28	—	—	(1)	(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(S)	10.67%	09/01/28	—	—	—	(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(S)	10.74%	09/01/28	1	1	1	(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(Q)	10.73%	09/01/28	2	2	2	(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(S)	10.85%	09/01/28	1	1	1	(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(S)	10.67%	09/01/28	1	1	1	(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(S)	10.82%	09/01/28	1	1	1	(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Revolver	SOFR	+	5.25%	(S)	10.69%	09/01/28	1	1	1	(2)(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(S)	10.83%	09/01/28	53	53	51	(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(S)	10.80%	09/01/28	—	—	—	(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(S)	10.43%	09/01/28	2	1	1	(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(S)	10.49%	09/01/28	1	1	1	(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(S)	10.51%	09/01/28	1	1	1	(6)(9)
Techmer BB Bidco, LLC	Chemicals	Term Loan	SOFR	+	5.25%	(S)	10.77%	09/01/28	1	1	1	(6)(9)
The Chartis Group, LLC	Professional Services	Term Loan	SOFR	+	6.50%	(Q)	12.07%	05/01/25	10	10	10	(6)(9)
The Chartis Group, LLC	Professional Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.52%	05/01/25	820	813	807	(1)(6)
The Chartis Group, LLC	Professional Services	Term Loan	SOFR	+	5.00%	(Q)	10.52%	05/01/25	10,831	10,739	10,669	(1)(6)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.47%	03/30/27	780	777	750	(1)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(Q)	10.47%	03/30/27	1,738	1,731	1,673	(1)(6)
TheKey, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.47%	03/30/27	5,488	5,468	5,283	(1)(6)
TheKey, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.00%	(Q)	10.47%	03/30/27	500	498	482	(1)(6)
TimeClock Plus, LLC	Software	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.79%	08/28/26	4,352	4,344	4,319	(1)(6)
TimeClock Plus, LLC	Software	Term Loan	SOFR	+	5.25%	(Q)	10.79%	08/28/26	6,480	6,468	6,431	(1)(6)
TriMech Acquisition Corp.	IT Services	Term Loan	SOFR	+	4.75%	(Q)	10.29%	03/10/28	8,554	8,452	8,340	(1)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	SOFR	+	6.00%	(Q)	11.59%	12/02/25	1,238	1,224	1,219	(1)(6)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	11.59%	12/02/25	502	483	483	(2)(6)(9)
Turbo Buyer, Inc.	Insurance	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	11.59%	12/02/25	1,305	1,290	1,286	(1)(6)
Turbo Buyer, Inc.	Insurance	Term Loan	SOFR	+	6.00%	(S)	11.59%	12/02/25	7,042	6,962	6,936	(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.08%	07/15/28	861	847	843	(2)(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.12%	07/15/28	595	586	583	(2)(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.16%	07/15/28	378	373	371	(2)(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Health Care Providers & Services	Term Loan	SOFR	+	5.75%	(Q)	11.06%	07/15/28	4,950	4,950	4,876	(1)(6)
United Scope LLC	Distributors	Term Loan	SOFR	+	5.00%	(Q)	10.54%	12/01/25	10,866	10,832	9,671	(6)(9)
USN Opco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.29%	12/21/26	1,166	1,155	1,148	(2)(6)(9)
USSC Acquisition Corp.	Auto Components	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.01%	09/30/27	72	72	69	(2)(6)(9)
USSC Acquisition Corp.	Auto Components	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.05%	09/30/27	82	82	78	(2)(6)(9)
USSC Acquisition Corp.	Auto Components	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.04%	09/30/27	53	53	51	(2)(6)(9)
USSC Acquisition Corp.	Auto Components	Term Loan	SOFR	+	6.50%	(Q)	12.04%	09/30/27	7,061	7,019	6,902	(1)(6)
VG Target Holdings, LLC	Food Products	Term Loan	SOFR	+	5.50%	(Q)	11.63% (0.50% PIK)	08/02/27	5,938	5,847	5,404	(6)(9)
VRC Companies, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(Q)	11.13%	06/29/27	11,755	11,629	11,461	(1)(6)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.92%	11/09/27	9,389	9,352	9,083	(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.54%	02/27/26	1,904	1,904	1,890	(1)(6)

Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.54%	02/27/26	190	189	189		(6)(9)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.54%	02/27/26	537	537	533		(1)(6)
Wildcat Buyerco, Inc.	Electronic Equipment, Instruments & Components	Term Loan	SOFR	+	5.00%	(Q)	10.54%	02/27/26	3,600	3,600	3,573		(1)(6)
Zavation Medical Products, LLC	Health Care Equipment & Supplies	Term Loan	SOFR	+	6.00%	(Q)	11.49%	06/30/28	4,924	4,887	4,777		(1)(6)
Total Senior Secured First Lien Loans										$478,371	$468,199	113.43%

Equity:
BRG Group Holdings, LLC	Health Care Technology	Class A Units							500,000	$500	$490		(3)(9)
FS NU Investors, LP	Diversified Consumer Services	Class A Units							500,000	500	349		(3)(9)
KLC Fund 1-C1 LP	Personal Products	Limited Partnership Units							500,000	500	425		(3)(9)
M&D Parent Holdings, LLC	Auto Components	Class B Units							500,000	500	628		(3)(9)
MDI Aggregator LP	Chemicals	Common Units							804,569	805	805		(3)(8)(9)
Oliver Investors, LP	Containers & Packaging	Class A Units							5,050	550	496		(3)(9)
RFI Group Holdings, L.P.	Commercial Services & Supplies	Class A Units							3,000	300	300		(3)(9)
Techmer BB Aggregator, LP	Chemicals	Limited Partnership Units							333	333	247		(3)(9)
Total Equity:										$3,988	$3,740	0.91%
Subtotal Non-Controlled/Non-Affiliated Investments										$482,359	$471,939	114.34%

Controlled Investments:													(+)
Senior Direct Lending Program
Senior Direct Lending Program, LLC	Investment Funds and Vehicles	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 15.25%	12/31/36	180,910	$179,550	$173,673		(2)(4)(5)
Total Senior Direct Lending Program										$179,550	$173,673	42.08%
Subtotal Controlled Investments										$179,550	$173,673	42.08%
Total Investments, September 30, 2023										$661,909	$645,612	156.42%

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of September 30, 2023.

^ Percentage is based on net assets of $412,728 as of September 30, 2023.

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

(2) The investment has an unfunded commitment as of September 30, 2023 (See "Note 7. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2023, total qualifying assets at fair value represented 74.3% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of September 30, 2023 (See "Note 4. Fair Value Measurements").

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

VARAGON CAPITAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2023
(unaudited)

Note 1. Organization

Varagon Capital Corporation (the “Company”) was formed on July 31, 2019 as a corporation under the laws of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company elected, and intends to qualify annually, to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year end is December 31.

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

The Company intends to achieve its investment objective by investing primarily in senior secured loans to performing middle market companies controlled by private equity sponsors. The Company focuses on loans to middle market companies that have sustainable competitive advantages, experienced management teams, solid financial performance, stable and recurring cash flow and strong enterprise value. The Company expects that such companies and their sponsors will require financing from the Company for growth, acquisitions, recapitalizations, refinancings or leveraged buyouts, among other things. The Company generally intends to directly originate its investments as a lead lender to allow for deeper diligence, greater control over terms and structure, and superior economics.

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

Varagon Transaction with Man Group plc

On July 5, 2023, Varagon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Man Group plc (“Man Group”), pursuant to which a newly formed indirect subsidiary of Man Group merged with and into Varagon, with Varagon surviving the merger as an indirect subsidiary of Man Group (the “Transaction”). The Transaction closed on September 6, 2023. As a result, following the Transaction, Man Group owns a majority interest in Varagon and Varagon management continues to own, directly or indirectly, a minority interest in Varagon. Although the ownership of Varagon changed as a result of the Transaction, there are no material changes to the investment advisory or administrative services performed by the Adviser or Varagon in its capacity as the Company’s administrator as a result of the Transaction.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to Regulation S-X and include the accounts of the Company and its consolidated subsidiaries. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the period presented. All significant intercompany balances and transactions have been eliminated. Therefore, this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 27, 2023. The results of operations for the nine months ended September 30, 2023 will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of September 30, 2023, the Company held $28.4 million in cash. As of December 31, 2022, the Company held $20.4 million in cash.

Organizational and Offering Expenses

Organizational and offering expenses consist of all costs and expenses, whether incurred before, on or after the date of the private placement memorandum relating to the Company’s private offering of shares of common stock (the “Offering”), pertaining to the organization and establishment of the Company (including any subsidiaries of the Company and the transactions contemplated by the Merger and the acquisition of the Initial Portfolio), including, without limitation, any related third-party legal, tax and accounting advisory fees and expenses, capital raising expenses, including printing expenses and other similar costs, fees and expenses, and regulatory, compliance, and administrative filings, and other organizational and offering expenses, but excluding the fees of any placement agent engaged on behalf of the Company.

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

For the three and nine months ended September 30, 2023, the Company incurred and expensed $0.1 million and $0.3 million, respectively, of organizational expenses. For the three and nine months ended September 30, 2022, the Company incurred and expensed $0.1 million and $0.1 million of organizational expenses, respectively.

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

Deferred Financing Costs

Deferred financing costs, incurred in connection with any revolving credit facility are presented as an asset on the Company’s Consolidated Statement of Assets and Liabilities and are deferred and amortized over the life of the respective credit facility (See "Note 5. Borrowings”).

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

Interest income from investments in the Subordinated Certificates (as defined below) of SDLP is recorded based on an estimate of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three and nine months ended September 30, 2023, the Company earned PIK interest of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2022, the Company earned PIK interest of $5,074 and $5,074, respectively.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and nine months ended September 30, 2023, the Company earned $7,524 of PIK fee income. For the three and nine months ended September 30, 2022, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2023 and December 31, 2022, there were no loans on non-accrual.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance became effective upon issuance for all entities and generally was applied through December 31, 2022. As of September 30, 2023, the Company has amended its agreements with LIBOR as a reference rate to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate CME Term SOFR. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company does not believe the adoption of ASU 2020-04 and ASU 2021-01 will have a material impact on its consolidated financial statements and disclosures when applied. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2023.

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2023 (dollars in thousands):

	As of September 30, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$478,371	72.4%	$468,199	72.5%
Equity	3,988	0.6	3,740	0.6
Subordinated Certificates of the SDLP	179,550	27.0	173,673	26.9
Total Investments	$661,909	100.0%	$645,612	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$492,750	72.6%	$483,831	72.6%
Equity	3,938	0.6	3,938	0.6
Subordinated Certificates of the SDLP	182,007	26.8	178,367	26.8
Total Investments	$678,695	100.0%	$666,136	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of September 30, 2023 (dollars in thousands):

	As of September 30, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$179,550	27.1%	$173,673	26.9%
Health Care Providers & Services	99,152	15.1	98,176	15.1
Auto Components	42,972	6.5	40,970	6.2
Diversified Consumer Services	30,250	4.6	29,691	4.6
Aerospace & Defense	27,835	4.2	27,207	4.2
Commercial Services & Supplies	26,797	4.0	25,648	4.0
Health Care Technology	23,928	3.6	23,703	3.7
Distributors	21,799	3.3	20,610	3.2
Personal Products	21,447	3.2	20,591	3.2
Insurance	20,792	3.1	20,540	3.2
Electronic Equipment, Instruments & Components	20,047	3.0	19,974	3.1
Food Products	17,408	2.6	16,842	2.6
Health Care Equipment & Supplies	17,083	2.6	16,945	2.6
Software	16,812	2.5	16,686	2.6
Road & Rail	16,650	2.5	16,374	2.5
Containers & Packaging	15,716	2.4	14,760	2.3
Professional Services	11,562	1.7	11,486	1.8
Household Products	9,352	1.4	9,083	1.4
Trading Companies & Distributors	9,313	1.4	9,399	1.5
IT Services	8,549	1.3	8,437	1.3
Energy Equipment & Services	8,338	1.3	8,328	1.3
Chemicals	7,060	1.1	6,829	1.1
Hotels, Restaurants & Leisure	4,813	0.7	4,950	0.8
Food & Staples Retailing	3,033	0.5	3,026	0.5
Construction & Engineering	665	0.1	674	0.1
Transportation Infrastructure	468	0.1	482	0.1
Pharmaceuticals	466	0.1	476	0.1
Capital Markets	52	—	52	—
Total Investments	$661,909	100.0%	$645,612	100.0%

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

Transactions With Controlled/Affiliated Companies

During the nine months ended September 30, 2023, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2022	Purchases of Investments	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2023	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$178,367	$15,793	$(18,250)	$(2,237)	$—	$173,673	$19,163

During the nine months ended September 30, 2022, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2021	Purchases of Investments	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2022	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$—	$160,139	$—	$—	$—	$160,139	$6,905

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of September 30, 2023 and December 31, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of September 30, 2023 and December 31, 2022, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of September 30, 2023 and December 31, 2022, the Company has funded $180.9 million and $182.0 million, respectively, of its commitment to the SDLP and had $25.4 million and $24.3 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $180.0 million and $173.7 million, respectively, as of September 30, 2023, and $182.0 million and $178.4 million, respectively, as of December 31, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 15.3% and 15.8%, respectively, as of September 30, 2023, and 13.5% and 13.8%, respectively, as of December 31, 2022. For the three and nine months ended September 30, 2023, the Company earned interest income of $6.9 million and $19.2 million, respectively, from its investment in the Subordinated Certificates. For the three and nine months ended September 30, 2022, the Company earned interest income of $5.3 million and $6.9 million, respectively, from its investment in the Subordinated Certificates. As of September 30, 2023 and December 31, 2022, $6.9 million and $6.5 million was in Interest receivable on the Statement of Assets and Liabilities.

As of September 30, 2023 and December 31, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2023 and December 31, 2022, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2023 and December 31, 2022 (dollars in millions):

	As of September 30, 2023	As of December 31, 2022
Total first lien senior secured loans(1)	$5,155	$5,174
Largest loan to a single borrower(1)	$370	$377
Total of five largest loans to borrower(1)	$1,651	$1,631
Number of borrowers in the SDLP	21	22
Commitments to fund delayed draw loans (2)	$229	$294

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of September 30, 2023 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(S)	10.05%	8/31/2028	$169,964	$169,964	$149,569	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.77%	8/31/2028	34,948	34,948	30,754	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	9.77%	8/31/2028	24,923	24,923	21,932	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.77%	8/31/2028	2,276	2,276	2,003	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.77%	8/31/2028	40,135	40,135	35,319	(2)
Benecon Midco II, LLC	Insurance	Term Loan	SOFR	+	5.25%	(Q)	10.74%	12/4/2026	170,625	170,625	170,625	(2)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	-	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	-	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	-	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	-	-	(2)(3)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.22%	4/2/2029	234,037	234,037	234,037	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.14%	4/2/2029	24,137	24,137	24,137	(2)
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	8.50%	(Q)	13.87%	6/30/2024	248,455	248,428	223,609	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(Q)	11.54%	1/18/2024	145,432	145,415	145,432	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.17%	3/28/2025	84,203	84,203	84,203	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.67%	3/28/2025	65,157	65,157	65,157	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(M)	10.67%	3/28/2025	170,536	170,536	170,536	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.67%	3/28/2025	4,263	4,263	4,263	(2)
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.04%	10/26/2027	35,028	35,028	34,678	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	SOFR	+	5.50%	(Q)	11.04%	10/26/2027	222,197	222,197	219,975	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.01%	6/8/2026	24,733	24,733	24,733	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.07%	6/8/2026	103,688	103,688	103,688	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.95%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR		6.25%	(Q)	11.65%	6/8/2026	41,970	41,970	41,970	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	228,963	228,963	228,963	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	67,368	67,368	67,368	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.42%	12/10/2026	14,006	14,006	13,026	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.42%	12/10/2026	29,369	29,369	27,313	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.42%	12/10/2026	47,251	47,251	43,944	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.42%	12/10/2026	177,593	177,593	165,161	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.52%	12/29/2026	61,854	61,854	61,854	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	SOFR	+	6.00%	(Q)	11.52%	12/29/2026	205,927	205,927	205,927	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR		6.50%	(Q)	12.02%	12/29/2026	7,481	7,481	7,481	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.54%	5/19/2027	31,975	31,975	27,818	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	SOFR	+	8.00%	(Q)	13.53%	5/19/2027	190,913	190,913	166,095	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	SOFR	+	5.25%	(Q)	10.79%	5/29/2025	259,985	259,985	257,385	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.79%	5/29/2025	75,796	75,796	75,038	(2)

Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	6.25%	(M)	11.67%	12/14/2027	49,614	49,614	49,614	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.42%	8/31/2027	11,507	11,507	11,277	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.42%	8/31/2027	46,028	46,028	45,107	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.57%	8/31/2027	157,991	157,991	154,831	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.42%	8/31/2027	41,215	41,215	40,391	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.09%	10/13/2027	47,432	47,432	46,009	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(S)	11.09%	10/13/2027	198,389	198,389	192,438	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Term Loan	SOFR	+	7.00%	(Q)	12.08%	11/2/2029	275,869	275,869	275,869	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.37%	11/2/2029	3,187	3,187	3,187	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.17%	12/2/2026	24,525	24,525	24,525	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	11.17%	12/2/2026	14,588	14,588	14,588	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	11.17%	12/2/2026	206,727	206,727	206,727	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.17%	12/2/2026	58,471	58,471	58,471	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.92%	12/2/2026	20,398	20,398	20,194	(2)
Triwizard Holdings, Inc.	Hotels, Restaurants & Leisure	Term Loan	SOFR	+	6.25%	(Q)	11.72%	6/29/2029	169,575	169,575	164,912	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.92%	11/9/2027	303,188	303,188	291,060	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.92%	11/9/2027	40,367	40,367	38,752	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.92%	11/9/2027	26,670	26,670	25,603	(2)
Total Investments, September 30, 2023									$5,155,273	$4,990,885	$4,847,548

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, LIBOR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of September 30, 2023.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of September 30, 2023.

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
Below is certain summarized financial information for SDLP as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 (dollars in millions):

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,991 and $5,166, respectively)	$4,848	$4,958
Restricted cash	135	83
Other Assets	51	67
Total assets	$5,034	$5,108

Senior notes	$3,526	$3,538
Intermediate funding notes	121	132
Interest payable	76	59
Other liabilities	58	51
Total liabilities	3,781	3,780
Members' capital	1,253	1,328
Total liabilities and members' capital	$5,034	$5,108

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operation Information:
Total revenues	$145	$94	$421	$243
Total expenses	83	47	236	110
Net unrealized appreciation/(depreciation)	154	(84)	69	(99)
Net realized gain/(loss)	(148)	—	(148)	—
Net income/(loss)	$68	$(37)	$106	$34

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

After performing the investment analysis and income analysis for the nine months ended September 30, 2023, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the “Senior Direct Lending Program” heading above.
Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of September 30, 2023 (dollars in thousands):

	As of September 30, 2023
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$87	$468,112	$468,199
Equity	—	—	2,935	2,935
Subordinated Certificates of the SDLP	—	—	173,673	173,673
Total	$—	$87	$644,720	$644,807
Investments measured at NAV (1)				805
Total				$645,612

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2023 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2022	$483,740	$2,633	$178,367	$664,740
Purchases	25,281	50	15,793	41,124
Investment increases due to payment-in-kind income	359	—	—	359
Principal repayments	(41,031)	—	(18,250)	(59,281)
Net realized gains/(losses)	(391)	—	—	(391)
Net amortization of premium/discount	1,404	—	—	1,404
Net change unrealized gains/(losses)	(1,250)	(248)	(2,237)	(3,735)
Transfers into Level 3	—	500	—	500
Balance as of September 30, 2023	$468,112	$2,935	$173,673	$644,720
Net change unrealized appreciation/(depreciation) for investments still held as of September 30, 2023	$(10,165)	$(248)	$(5,877)	$(16,290)

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

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2023, the Company had one equity investment with a fair value of $0.5 million transfer from being measured at NAV to Level 3 as a result of changes in the observability of significant inputs.

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of September 30, 2023 (dollars in thousands):

	As of September 30, 2023
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$467,636	Income Approach (DCF)	Discount Rate	8.9% - 23.9%	11.0%
Senior Secured First Lien Term Loans	477	Recent Transaction	Transactions Prices	98.5%	98.5%
Equity	1,789	Income Approach (DCF)	Discount Rate	8.0% -11.0%	9.2%
Equity	1,145	Market Approach	Market Multiple	11.0x - 21.7x	15.5x
Subordinated Certificates of the SDLP	173,673	Income Approach (DCF)	Discount Rate	8.5% -9.5%	9.5%
Total	$644,720

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

Note 5. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of September 30, 2023, the Company's asset coverage ratio was 255.51%.

The Company’s outstanding debt as of September 30, 2023 and December 31, 2022 was as follows (dollars in thousands):

	As of September 30, 2023				As of December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Facility	$300,000	$241,400	$241,400	$241,400	$500,000	$270,500	$270,500	$270,500
CIBC Facility	75,000	24,000	24,000	24,000	—	—	—	—
Fronting Agreement (1)	—	—	—	—	15,000	8,000	8,000	8,000
Total borrowings outstanding, net of deferred financing costs	$375,000	$265,400	$265,400	$265,400	$515,000	$278,500	$278,500	$278,500

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

At September 30, 2023 and December 31, 2022, the carrying amount of the Company's borrowings under the JPM Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the JPM Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
JPM Facility interest	$4,985	$3,238	$14,558	$4,043
JPM Facility unused fees	83	283	273	381
Amortization of debt issuance costs	123	204	1,795	268
Total interest and financing expenses related to the JPM Facility	$5,191	$3,725	$16,626	$4,692
Weighted average outstanding debt balance of the JPM Facility	$251,124	$278,120	$259,901	$273,174
Weighted average interest rate of the JPM Facility (annualized)	7.9%	4.6%	7.5%	4.5%

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

The CIBC Facility bears interest from January 1, 2023 to January 31, 2026 (the "Availability Period") at an annual rate of: (i) with respect to interest based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) zero (the "ABR"), the ABR plus a margin equal to 1.500% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.500% per annum and after the Availability Period at an annual rate of: (i) with respect to interest based on the ABR, the ABR plus a margin equal to 1.750% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.750% per annum. CIBC, as the administrative agent, determines the reference rate. The Company pays a fee of 0.375% per annum on the average daily committed but unused amounts under the CIBC Facility during the first nine months of the CIBC Facility (January 31, 2023 up to but not including October 31, 2023), and thereafter, 0.375% if the average daily used amount of the commitment exceeds 25% of the total commitment or otherwise, 0.50%.

At September 30, 2023, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
CIBC Facility interest	$474	$—	$1,012	$—
CIBC Facility unused fees	49	—	140	—
Amortization of debt issuance costs	53	—	142	—
Total interest and financing expenses related to the CIBC Facility	$576	$—	$1,294	$—
Weighted average outstanding debt balance of the CIBC Facility	$24,000	$—	$17,675	$—
Weighted average interest rate of the CIBC Facility (annualized)	7.8%	—%	7.7%	—%

Note 6. Related Party Transactions

Investment Advisory Agreement

On June 2, 2022, the Company entered into an investment advisory agreement with the Advisor. In connection with the Transaction, the Company entered into a new investment agreement between the Company and the Adviser (the "Investment Advisory Agreement"), which became effective on September 6, 2023. The Investment Advisory Agreement is materially identical to the prior investment advisory agreement, dated June 2, 2022. Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders.

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

For the three and nine months ended September 30, 2023, the Company incurred base management fees to the Adviser of $1.3 million and $3.8 million, respectively.

For the three and nine months ended September 30, 2022, the Company incurred base management fees to the Adviser of $1.2 million and $1.6 million, respectively.

As of September 30, 2023, $1.3 million was included in “base management fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2023, the Company incurred an Income Incentive Fee of $1.8 million and $3.8 million, respectively.

For the three and nine months ended September 30, 2022, the Company incurred an Income Incentive Fee of $0.8 million and $0.9 million, respectively.

As of September 30, 2023, $1.8 million was included in “Income-based incentive fee payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2023 and 2022, the Company did not incur a Capital Gains Incentive Fee.

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

Administration Agreement

On June 2, 2022, the Company entered into an administration agreement with Varagon (in its capacity as the administrator, the "Administrator"). In connection with the Transaction, and in conjunction with entering into the Investment Advisory Agreement, the Company entered into a new administration agreement between the Company and the Administrator (the "Administration Agreement"), which became effective on September 6, 2023. The Administration Agreement is materially identical to the prior administration agreement, dated June 2, 2022. Pursuant to the Administration Agreement, the Administrator (or one or more delegated service providers) furnishes the Company with office facilities, together with equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC and otherwise assists with the Company’s compliance with the rules and regulations applicable to a BDC and RIC. In addition, the Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s shareholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Administrator will charge the Company only for the actual expenses it incurs on its behalf, or its allocable portion thereof, without any profit to the Administrator.

For the three and nine months ended September 30, 2023, the Company recorded administrator expenses of $0.3 million and $0.9 million, respectively.

For the three and nine months ended September 30, 2022, the Company recorded administrator expenses of $0.3 million and $0.4 million, respectively.

As of September 30, 2023, the Company had $0.3 million in "Administrator expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities.

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

On January 17, 2023, the Company repaid Varagon the remaining $8.0 million due to Varagon under the Fronting Letter.

Placement Agent Agreements

On May 23, 2022, the Adviser entered into an agreement with Rondout Partners, LLC ("Rondout") on behalf of the Company, pursuant to which Rondout, assists the Company in conducting the Offering. Rondout provided notice of the agreement’s termination on July 18, 2023, which termination became effective on August 17, 2023 (the "Rondout Placement Agent Agreement").

On September 6, 2023, the Adviser entered into an agreement with Man Investments Inc. on behalf of the Company, pursuant to which Man Investments Inc., assists the Company in conducting the Offering (the "Man Placement Agent Agreement" and together with the Rondout Placement Agent Agreement, the "Placement Agent Agreements").

For avoidance of doubt, the Adviser or its affiliates are solely responsible for any placement or “finder’s” fees payable to any placement agents engaged by the Adviser on behalf of the Company in connection with the Offering.

Note 7. Commitments

Unfunded commitments

As of September 30, 2023 and December 31, 2022, the Company had commitments under loan and financing agreements to fund up to $19.5 million to 32 portfolio companies and $33.0 million and 30 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2023 and December 31, 2022 are shown in the table below (dollars in thousands):

	As of September 30, 2023	As of December 31, 2022
Accupac, LLC	$564	$564
ADPD Holdings, LLC	5	5
ADPD Holdings, LLC	—	2
ADPD Holdings, LLC	12	13
ADPD Holdings, LLC	13	13
Advanced Web Technologies Holding Company	—	76
Adviser Investments, LLC	9	9
Adviser Investments, LLC	37	53
Arrowhead Holdco Company	19	19
Boulder Scientific Company, LLC	1,043	1,043
BRG Acquisition Co., LLC	600	600
Cadent, LLC	—	181
Castleworks Home Services Company	141	277
Center for Autism and Related Disorders, LLC	—	2,235
Energy Labs Holding Corp.	—	943
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	360	456
Eye Health America, LLC	1,092	1,146
Fingerpaint Marketing, Inc.	11	—
KL Bronco Acquisition, Inc.	—	27
KL Bronco Acquisition, Inc.	250	536
KL Bronco Acquisition, Inc.	1,786	1,786
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	406	—
Leiters, Inc.	244	—
M&D Midco, Inc.	11	12
M&D Midco, Inc.	14	23
MDI Buyer, Inc.	5	7
MWD Management, LLC	267	—
MWD Management, LLC	—	233
North Haven Stallone Buyer, LLC	333	—
North Haven Stallone Buyer, LLC	4	10
OIS Management Services, LLC	577	577
OIS Management Services, LLC	1,224	1,923
Oliver Packaging, LLC	176	585
Pediatric Home Respiratory Services, LLC	—	1,063
RFI Buyer, Inc.	10	12
RFI Buyer, Inc.	—	14
Senior Direct Lending Program, LLC	7,538	10,438
SGA Dental Partners Opco, LLC	164	4,629
Techmer BB Bidco, LLC	3	7
Techmer BB Bidco, LLC	32	36
Turbo Buyer, Inc.	760	760
United Musculoskeletal Partners Acquisition Holdings, LLC	652	1,630
USN Opco, LLC	25	593
USSC Acquisition Corp.	205	331
Total Unfunded Commitments	$19,479	$32,982

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of September 30, 2023, the Company had cash of $28.4 million, available borrowings under the JPM Facility of $58.6 million, subject to borrowing base limitations, available borrowings under the CIBC Facility of $51.0 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

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

For the three and nine months ended September 30, 2023, the Company accrued $0.1 million and $0.3 million, respectively, for directors’ fees. For the three and nine months ended September 30, 2022, the Company accrued $0.1 million and $0.2 million, respectively. As of September 30, 2023, the Company had $0.1 million in "Directors' fees payable" in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2022, the Company had $0.1 million in "Directors' fees and expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities.

Note 9. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$13,361	$5,811	$27,483	$5,994
Weighted average shares outstanding (1)	41,501,172	39,382,770	41,497,491	38,603,302
Earnings per share (basic and diluted) (1)	$0.32	$0.15	$0.66	$0.16

(1) Per share data for the three and nine months ended September 30, 2022 was derived by using the weighted average shares outstanding from the June 2, 2022 (commencement of investment operations) through September 30, 2022 and does not include the 100 shares issued in connection with the Company's seed audit on March 29, 2022 that were subsequently redeemed on June 2, 2022 in connection with the Merger.

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

As of September 30, 2023, the Company had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, the Company held the Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of its shares of common stock. On June 2, 2022, the Company delivered its first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $5.1 million is from Varagon and current officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through September 30, 2023 (dollars in thousands, except per share data):

Issuance Date	Shares Issued	Amount	Issuance Price per Share
June 2, 2022	36,130,510	$361,305	$10.00
July 12, 2022	2,994,012	$30,000	$10.02
September 7, 2022	2,362,205	$24,000	$10.16

Distributions and Distribution Reinvestments

Distributions to common shareholders are recorded on the ex-dividend date. The Company elected, and intends to qualify annually, to be treated as a RIC for U.S. federal income tax purposes under the Code. The Company will be required to distribute dividends each tax year as a RIC to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment.

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through September 30, 2023 (dollars in thousands, except per share date):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Total					$48,689	18,804	$187

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022 (dollars in thousands, except per share data):

	For the nine months ended September 30, 2023	For the period from June 2, 2022 (commencement of investment operations) through September 30, 2022
	(unaudited)	(unaudited)
Per Share Data: (1) (2)
Net asset value, beginning of period (3)	$9.73	$—
Net investment income (loss)	0.76	0.28
Net unrealized appreciation (depreciation) on investments	(0.09)	(0.12)
Net realized gains (losses) on investments	(0.01)	—
Net increase (decrease) in net assets resulting from operations	0.66	0.16
Distributions of net investment income to shareholders (4)	(0.45)	—
Issuance of common stock	—	10.00
Net asset value per share, end of period	$9.94	$10.16
Number of shares outstanding, end of period	41,501,706	41,486,727
Total return based on net asset value (5)(6)	6.99%	1.55%
Net assets attributable to shareholders, end of period	$412,728	$421,299

Ratio to average net assets attributable to shareholders:
Average net assets	$406,176	$381,364
Total expenses (7)	9.12%	6.44%
Total expenses (other than incentive fee) (7)	8.18%	6.22%
Net investment income (7)	10.86%	9.15%
Interest expense and credit facility fees (7)	5.78%	3.71%

Ratios/Supplemental Data:
Asset coverage, end of period (8)	255.51%	255.75%
Weighted-average shares outstanding (9)(10)	41,497,491	38,603,302
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%
Average debt outstanding (11)	$277,575	$273,174
Average debt outstanding per share	$6.69	$7.08
Portfolio turnover (6)(12)	5.51%	5.23%
Year of formation	2019	2019

(1) The per share data for 2023 was derived by using the weighted average shares outstanding. The per share data for 2022 was derived by using the weighted average shares outstanding from June 2, 2022 (commencement of investment operations) through September 30, 2022.

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

Note 11. Income Taxes

The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not pay U.S. federal income taxes at corporate tax rates on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. To qualify as a RIC, the Company must meet certain minimum distribution, source-of-income, and asset diversification requirements. The minimum distribution requirements applicable to RICs require the Company to distribute at least 90% of its investment company taxable income, as defined by the Code, each year.

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

For the nine months ended September 30, 2023, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three and nine months ended September 30, 2023 and the year ended December 31, 2022, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions as of and through September 30, 2023.

Federal Income Taxes

The Company is subject to the U.S. federal income tax rules and filing requirements. The Company is expected to have minimal or no income subject to tax and therefore no provision has been included for taxes due. The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code. As a result, the Company generally does not expect to be subject to U.S. federal income taxes.

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of September 30, 2023.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Tax cost of investments	$662,843	$679,589
Unrealized appreciation	698	216
Unrealized depreciation	(17,919)	(13,659)
Net unrealized appreciation (depreciation) from investments	$(17,221)	$(13,443)

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2023 except as disclosed below:

On November 7, 2023, the Board declared a quarterly distribution of $0.2397 per share of common stock, which is payable on January 17, 2024 to shareholders of record as of December 27, 2023.

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
•
the impact of geopolitical conditions, including the ongoing conflicts between Ukraine and Russia and ongoing conflict in the Middle East, and its impact on financial market volatility, global economic market, and various sectors, industries and markets for commodities globally;
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

Overview

We were formed on July 31, 2019 as a corporation under the laws of Maryland. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected, and intends to qualify annually, to be treated as a RIC under the Code. The Company’s fiscal year end is December 31.

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

The Company intends to achieve its investment objective by investing primarily in senior secured loans to performing middle market companies controlled by private equity sponsors. The Company focuses on loans to middle market companies that have sustainable competitive advantages, experienced management teams, solid financial performance, stable and recurring cash flow and strong enterprise value. The Company expects that such companies and their sponsors will require financing from the Company for growth, acquisitions, recapitalizations, refinancings or leveraged buyouts, among other things. The Company generally expects to invest in companies with EBITDA between $10 million and $75 million annually, though we may invest in smaller or larger companies if an attractive opportunity presents itself. The Company also generally intends to directly originate its investments as a lead lender to allow for deeper diligence, greater control over terms and structure, and superior economics.

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

Varagon Transaction with Man Group plc

On July 5, 2023, Varagon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Man Group plc (“Man Group”), pursuant to which a newly formed indirect subsidiary of Man Group merged with and into Varagon, with Varagon surviving the merger as an indirect subsidiary of Man Group (the “Transaction”). The Transaction closed on September 6, 2023. As a result, following the Transaction, Man Group owns a majority interest in Varagon and Varagon management continues to own, directly or indirectly, a minority interest in Varagon. Although the ownership of Varagon changed as a result of the Transaction, there are no material changes to the investment advisory or administrative services performed by the Adviser or Varagon in its capacity as the Company’s administrator as a result of the Transaction.

Key Components of Our Results of Operations

Investments

We focus primarily on the direct origination and syndication of loans to middle market companies domiciled in the United States.

Our level of investment activity (both the number of investments and the size of each investment) varies substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The historic strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from increased inflation, supply chain disruptions, labor and resource shortages, commodity inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine, conflict in the Middle East, and U.S. and China relations), and the uncertain economic outlook for the United States and globally, which could include a recession. We are closely monitoring the effect that market volatility, including as a result of a rising interest rate environment, may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

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

Revenues

We plan to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in typically will not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. Our investment bias will be toward adjustable-rate senior secured loans. We do not anticipate a secondary market to develop for our private investments. We expect most of our investments to be in corporations, partnerships, limited liability companies or other business entities, including in investment vehicles that issue certificates to us. We also may generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, repayment fees, and waiver and amendment fees associated with our portfolio investments based on our pro rata ownership of the applicable term loan investment or our interest in securities (including the subordinated certificates (the "Subordinated Certificates") issued by SDLP, a joint venture between the Company and Ares Capital Corporation ("ARCC")) related to an underlying investment, as applicable. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of September 30, 2023, the Company's asset coverage ratio was 255.51%.

Portfolio and Investment Activity

As of September 30, 2023, our portfolio had a fair value of approximately $645.6 million. The following table summarizes our portfolio and investment activity during the nine months ended September 30, 2023 (dollars in thousands):

Nine Months Ended September 30, 2023
Investments made in new portfolio companies	$9,457
Investments made in existing portfolio companies	31,668
Aggregate amount in exits and repayments	(59,283)
Net investment activity	$(18,158)

Portfolio Companies, at beginning of period	77
Number of new portfolio companies	6
Number of exited portfolio companies	(5)
Portfolio companies, at end of period	78

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2023 (dollars in thousands):

	As of September 30, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$478,371	72.4%	$468,199	72.5%
Equity	3,988	0.6	3,740	0.6
Subordinated Certificates of the SDLP	179,550	27.0	173,673	26.9
Total Investments	$661,909	100.0%	$645,612	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023		As of December 31, 2022
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	11.5%	12.5%	10.3%	11.0%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	15.3	15.8	13.5	13.8
Total	12.5%	13.4%	11.1%	11.7%
(1) "Weighted average yields” of investments are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable.

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

The weighted average risk rating of our investments based on fair value was 2.0 as of September 30, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	As of September 30, 2023		As of December 31, 2022
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$3,026	0.6%	$14,965	2.3%
2	632,624	97.9	643,637	96.6
3	9,962	1.5	5,261	0.8
4	—	—	—	—
5	—	—	2,273	0.3
Total	$645,612	100.0%	$666,136	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	As of September 30, 2023		As of December 31, 2022
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$657,921	100.0%	$674,757	100.0%
Non-Accrual	—	—	—	—
Total	$657,921	100.0%	$674,757	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of September 30, 2023 and December 31, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of September 30, 2023 and December 31, 2022, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of September 30, 2023 and December 31, 2022, the Company has funded $180.9 million and $182.0 million, respectively, of its commitment to the SDLP and had $25.4 million and $24.3 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $180.0 million and $173.7 million, respectively, as of September 30, 2023, and $182.0 million and $178.4 million, respectively, as of December 31, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 15.3% and 15.8%, respectively, as of September 30, 2023, and 13.5% and 13.8%, respectively, as of December 31, 2022. For the three and nine months ended September 30, 2023, the Company earned interest income of $6.9 million and $19.2 million, respectively, from its investment in the Subordinated Certificates. For the three and nine months ended September 30, 2022, the Company earned interest income of $5.3 million and $6.9 million, respectively, from its investment in the Subordinated Certificates. As of September 30, 2023 and December 31, 2022, $6.9 million and $6.5 million was in Interest receivable on the Statement of Assets and Liabilities.

As of September 30, 2023 and December 31, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2023 and December 31, 2022, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2023 and December 31, 2022 (dollars in millions):

	As of September 30, 2023	As of December 31, 2022
Total first lien senior secured loans(1)	$5,155	$5,174
Largest loan to a single borrower(1)	$370	$377
Total of five largest loans to borrower(1)	$1,651	$1,631
Number of borrowers in the SDLP	21	22
Commitments to fund delayed draw loans (2)	$229	$294

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of September 30, 2023 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(S)	10.05%	8/31/2028	$169,964	$169,964	$149,569	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.77%	8/31/2028	34,948	34,948	30,754	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	9.77%	8/31/2028	24,923	24,923	21,932	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.77%	8/31/2028	2,276	2,276	2,003	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.77%	8/31/2028	40,135	40,135	35,319	(2)
Benecon Midco II, LLC	Insurance	Term Loan	SOFR	+	5.25%	(Q)	10.74%	12/4/2026	170,625	170,625	170,625	(2)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	-	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	LIBOR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	-	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	-	-	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	-	-	(2)(3)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.22%	4/2/2029	234,037	234,037	234,037	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.14%	4/2/2029	24,137	24,137	24,137	(2)
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	8.50%	(Q)	13.87%	6/30/2024	248,455	248,428	223,609	(2)
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(Q)	11.54%	1/18/2024	145,432	145,415	145,432	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.17%	3/28/2025	84,203	84,203	84,203	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.67%	3/28/2025	65,157	65,157	65,157	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(M)	10.67%	3/28/2025	170,536	170,536	170,536	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.67%	3/28/2025	4,263	4,263	4,263	(2)
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.04%	10/26/2027	35,028	35,028	34,678	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	SOFR	+	5.50%	(Q)	11.04%	10/26/2027	222,197	222,197	219,975	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.01%	6/8/2026	24,733	24,733	24,733	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.07%	6/8/2026	103,688	103,688	103,688	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.95%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR		6.25%	(Q)	11.65%	6/8/2026	41,970	41,970	41,970	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	228,963	228,963	228,963	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	67,368	67,368	67,368	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.42%	12/10/2026	14,006	14,006	13,026	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.42%	12/10/2026	29,369	29,369	27,313	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.42%	12/10/2026	47,251	47,251	43,944	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.42%	12/10/2026	177,593	177,593	165,161	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.52%	12/29/2026	61,854	61,854	61,854	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	SOFR	+	6.00%	(Q)	11.52%	12/29/2026	205,927	205,927	205,927	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR		6.50%	(Q)	12.02%	12/29/2026	7,481	7,481	7,481	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.54%	5/19/2027	31,975	31,975	27,818	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	SOFR	+	8.00%	(Q)	13.53%	5/19/2027	190,913	190,913	166,095	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	SOFR	+	5.25%	(Q)	10.79%	5/29/2025	259,985	259,985	257,385	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.79%	5/29/2025	75,796	75,796	75,038	(2)

Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	6.25%	(M)	11.67%	12/14/2027	49,614	49,614	49,614	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.42%	8/31/2027	11,507	11,507	11,277	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.42%	8/31/2027	46,028	46,028	45,107	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.57%	8/31/2027	157,991	157,991	154,831	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.42%	8/31/2027	41,215	41,215	40,391	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.09%	10/13/2027	47,432	47,432	46,009	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(S)	11.09%	10/13/2027	198,389	198,389	192,438	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Term Loan	SOFR	+	7.00%	(Q)	12.08%	11/2/2029	275,869	275,869	275,869	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.37%	11/2/2029	3,187	3,187	3,187	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.17%	12/2/2026	24,525	24,525	24,525	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	11.17%	12/2/2026	14,588	14,588	14,588	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	11.17%	12/2/2026	206,727	206,727	206,727	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.17%	12/2/2026	58,471	58,471	58,471	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.92%	12/2/2026	20,398	20,398	20,194	(2)
Triwizard Holdings, Inc.	Hotels, Restaurants & Leisure	Term Loan	SOFR	+	6.25%	(Q)	11.72%	6/29/2029	169,575	169,575	164,912	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.92%	11/9/2027	303,188	303,188	291,060	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.92%	11/9/2027	40,367	40,367	38,752	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(M)	10.92%	11/9/2027	26,670	26,670	25,603	(2)
Total Investments, September 30, 2023									$5,155,273	$4,990,885	$4,847,548

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, LIBOR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of September 30, 2023.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of September 30, 2023.

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

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2022.

Below are the Consolidated Statements of Assets and Liabilities for SDLP (dollars in millions):

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,991 and $5,166, respectively)	$4,848	$4,958
Restricted cash	135	83
Other Assets	51	67
Total assets	$5,034	$5,108

Senior notes	$3,526	$3,538
Intermediate funding notes	121	132
Interest payable	76	59
Other liabilities	58	51
Total liabilities	3,781	3,780
Members' capital	1,253	1,328
Total liabilities and members' capital	$5,034	$5,108

Below are the Consolidated Statements of Operations for SDLP (dollars in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operation Information:
Total revenues	$145	$94	$421	$243
Total expenses	83	47	236	110
Net unrealized appreciation/(depreciation)	154	(84)	69	(99)
Net realized gain/(loss)	(148)	—	(148)	—
Net income/(loss)	$68	$(37)	$106	$34

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

After performing the investment analysis and income analysis for the nine months ended September 30, 2023, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the “Senior Direct Lending Program” heading above.

Results of Operations

We commenced investment operations on June 2, 2022 and began investing activities on June 2, 2022 and therefore comparisons set forth below may not be meaningful. Our operating results for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total investment income	$21,228	$15,520	$60,705	$19,715
Total expenses (including excise tax expense)	10,006	6,895	29,093	8,781
Net investment income	11,222	8,625	31,612	10,934
Net realized gain (loss)	(391)	—	(391)	—
Net change in unrealized appreciation (depreciation)	2,530	(2,814)	(3,738)	(4,940)
Net increase in net assets resulting from operations	$13,361	$5,811	$27,483	$5,994
Net investment income per share - basic and diluted	$0.27	$0.22	$0.76	$0.28
Net increase in net assets resulting from operations per share - basic and diluted	$0.32	$0.15	$0.66	$0.16

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

Investment income increased to $21.2 million and $60.7 million for the three and nine months ended September 30, 2023, respectively, from $15.5 million and $19.7 million for the comparable periods in the prior year, primarily due to increased investment activity driven by an increase in our deployed capital and an increase in interest income from investments in our portfolio companies from higher weighted average interest rates and, to a lesser extent, fee income.

Operating Expenses

Expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Base management fees	$1,266	$1,197	$3,794	$1,554
Income-based incentive fees	1,810	830	3,828	856
Professional fees	537	477	1,559	697
Administrator expenses	271	340	901	433
Interest expenses	5,459	3,238	15,570	4,043
Credit facility fees	308	487	2,350	649
Directors’ fees and expenses	102	88	265	241
Organizational expenses	93	81	286	100
Insurance expenses	95	100	290	141
Other general and administrative	63	57	248	67
Excise tax expense	2	—	2	—
Total expenses	$10,006	$6,895	$29,093	$8,781

Total expenses increased to $10.0 million and $29.1 million for the three and nine months ended September 30, 2023, respectively, from $6.9 million and $8.8 million for the three and nine months ended September 30, 2022.

The increase in management and incentive fees for the three and nine months ended September 30, 2023 from the comparable periods in the prior year were primarily driven by our increasing invested balance.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees increased to $5.8 million and $17.9 million, respectively, for the three and nine months ended September 30, 2023 from $3.7 million and $4.7 million, respectively, for the three and nine months ended September 30, 2022. The increase was primarily attributable to increased expenses related to the JPM Facility (as defined below) and the addition of the CIBC Facility (as defined below) during the period. Additionally, the increase in credit facility fees is primarily related to the Amendment (as defined below) relating to the JPM Facility that resulted in an acceleration of debt financing costs in the amount of $1.4 million (see "JPM Facility" below for more information) during the nine months ended September 30, 2023.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three and nine months ended September 30, 2023, we had $(0.4) million and $(0.4) million, respectively, of realized losses, due to the disposition of one of our portfolio companies.

For the three and nine months ended September 30, 2022, we did not have any realized gains or losses on our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio.

For the three months ended September 30, 2023, we had $2.5 million of unrealized appreciation on investments due to the decrease in cost of the Subordinated Certificates as well as overall favorable market spread adjustments on the portfolio during the period.

For the nine months ended September 30, 2023, we had $(3.7) million of unrealized depreciation on investments due to overall unfavorable market spread adjustments on the portfolio during the period.

For the three months ended September 30, 2022, we had $(2.8) million of unrealized appreciation on investments due to overall unfavorable market spread adjustments on the portfolio during the period.

For the nine months ended September 30, 2022, we had $(4.9) million of unrealized depreciation on investments due to overall unfavorable market spread adjustments on the portfolio during the period.

Net Increase in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2023, the net increase in net assets resulting from operations was $13.4 million or $0.32 per share and $27.5 million or $0.66 per share, respectively.

For the three and nine months ended September 30, 2022, the net increase in net assets resulting from operations was $5.8 million or $0.15 per share and $6.0 million or $0.16 per share, respectively.

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

On March 29, 2022, in connection with its seed audit, we issued 100 shares of common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022 in connection with the Merger.

As of September 30, 2023, we had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock. On June 2, 2022, we delivered our first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $5.1 million is from Varagon and current officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through September 30, 2023 (dollars in thousands, except per share data):

Capital Drawdown Notice Date	Date of Issuance	Number of Shares Issued	Aggregate Offering Price	Issuance Price per Share
May 20, 2022	June 2, 2022	36,130,510	$361,305	$10.00
June 27, 2022	July 12, 2022	2,994,012	$30,000	$10.02
August 23, 2022	September 7, 2022	2,362,205	$24,000	$10.16

Distributions and Dividend Reinvestments

Distributions to common shareholders are recorded on the ex-dividend date. We have elected, and intend to qualify annually, to be treated as a RIC for U.S. federal income tax purposes under the Code. The Company will be required to distribute dividends each tax year as a RIC to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the

Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment.

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through September 30, 2023 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Total					$48,689	18,804	$187

Income Taxes

The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. To qualify as a RIC, the Company must meet certain minimum distribution, source-of-income, and asset diversification requirements. The minimum distribution requirements applicable to the RIC require the Company to distribute at least 90% of its investment company taxable income, as defined by the Code, each year.

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our tax treatment as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.

Federal Income Taxes

The Company is subject to the U.S. federal income tax rules and filing requirements. The Company is expected to have minimal or no income subject to tax and therefore no provision has been included for taxes due. The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As a result, the Company generally does not expect to be subject to U.S. federal income taxes.

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of September 30, 2023.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
JPM Facility interest	$4,985	$3,238	$14,558	$4,043
JPM Facility unused fees	83	283	273	381
Amortization of debt issuance costs	123	204	1,795	268
Total interest and financing expenses related to the JPM Facility	$5,191	$3,725	$16,626	$4,692
Weighted average outstanding debt balance of the JPM Facility	$251,124	$278,120	$259,901	$273,174
Weighted average interest rate of the JPM Facility (annualized)	7.9%	4.6%	7.5%	4.5%

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

The CIBC Facility bears interest from January 1, 2023 to January 31, 2026 (the "Availability Period") at an annual rate of: (i) with respect to interest based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) zero (the "ABR"), the ABR plus a margin equal to 1.500% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.500% per annum and after the Availability Period at an annual rate of: (i) with respect to interest based on the ABR, the ABR plus a margin equal to 1.750% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.750% per annum. CIBC, as the administrative agent determines the reference rate. The Company pays a fee of 0.375% per annum on the average daily committed but unused amounts under the CIBC Facility during the first nine months of the CIBC Facility (January 31, 2023 up to but not including October 31, 2023), and thereafter, 0.375% if the average daily used amount of the commitment exceeds 25% of the total commitment or otherwise, 0.50%.

At September 30, 2023, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
CIBC Facility interest	$474	$—	$1,012	$—
CIBC Facility unused fees	49	—	140	—
Amortization of debt issuance costs	53	—	142	—
Total interest and financing expenses related to the CIBC Facility	$576	$—	$1,294	$—
Weighted average outstanding debt balance of the CIBC Facility	$24,000	$—	$17,675	$—
Weighted average interest rate of the CIBC Facility (annualized)	7.8%	—%	7.7%	—%
Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2023 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
JPM Facility	$241,400	$—	$—	$241,400	$—
CIBC Facility	24,000	—	—	24,000	—
Total debt obligations	$265,400	$—	$—	$265,400	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Reimbursement Agreement;
•
the Fronting Letter Agreement; and
•
the Placement Agent Agreements.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2023 and December 31, 2022, we had commitments under loan and financing agreements to fund up to $19.5 million to 32 portfolio companies and $33.0 million and 30 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2023 and December 31, 2022 are shown in the table below (dollars in thousands):

	As of September 30, 2023	As of December 31, 2022
Accupac, LLC	$564	$564
ADPD Holdings, LLC	5	5
ADPD Holdings, LLC	—	2
ADPD Holdings, LLC	12	13
ADPD Holdings, LLC	13	13
Advanced Web Technologies Holding Company	—	76
Adviser Investments, LLC	9	9
Adviser Investments, LLC	37	53
Arrowhead Holdco Company	19	19
Boulder Scientific Company, LLC	1,043	1,043
BRG Acquisition Co., LLC	600	600
Cadent, LLC	—	181
Castleworks Home Services Company	141	277
Center for Autism and Related Disorders, LLC	—	2,235
Energy Labs Holding Corp.	—	943
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	360	456
Eye Health America, LLC	1,092	1,146
Fingerpaint Marketing, Inc.	11	—
KL Bronco Acquisition, Inc.	—	27
KL Bronco Acquisition, Inc.	250	536
KL Bronco Acquisition, Inc.	1,786	1,786
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	406	—
Leiters, Inc.	244	—
M&D Midco, Inc.	11	12
M&D Midco, Inc.	14	23
MDI Buyer, Inc.	5	7
MWD Management, LLC	267	—
MWD Management, LLC	—	233
North Haven Stallone Buyer, LLC	333	—
North Haven Stallone Buyer, LLC	4	10
OIS Management Services, LLC	577	577
OIS Management Services, LLC	1,224	1,923
Oliver Packaging, LLC	176	585
Pediatric Home Respiratory Services, LLC	—	1,063
RFI Buyer, Inc.	10	12
RFI Buyer, Inc.	—	14
Senior Direct Lending Program, LLC	7,538	10,438
SGA Dental Partners Opco, LLC	164	4,629
Techmer BB Bidco, LLC	3	7
Techmer BB Bidco, LLC	32	36
Turbo Buyer, Inc.	760	760
United Musculoskeletal Partners Acquisition Holdings, LLC	652	1,630
USN Opco, LLC	25	593
USSC Acquisition Corp.	205	331
Total Unfunded Commitments	$19,479	$32,982

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

Interest income from investments in the Subordinated Certificates of SDLP is recorded based on an estimate of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three and nine months ended September 30,

2023, the Company earned PIK interest of $0.1 million and $0.3 million. For the three and nine months ended September 30, 2022, the Company earned PIK interest of $5,074 and $5,074, respectively.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and nine months ended September 30, 2023, the Company earned $7,524 of PIK fee income. For the three and nine months ended September 30, 2022, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of September 30, 2023 and December 31, 2022.

Recent Developments

On November 7, 2023, the Board declared a quarterly distribution of $0.2397 per share of common stock, which is payable on January 17, 2024 to shareholders of record as of December 27, 2023.

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

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it may consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could force the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of September 30, 2023, all income producing investments in our portfolio and the outstanding borrowings under our credit facilities were at floating rates indexed to SOFR.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2023, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$19,500	$7,962	$11,538
Up 200 basis points	13,000	5,308	7,692
Up 100 basis points	6,500	2,654	3,846
Down 100 basis points	(6,500)	(2,654)	(3,846)
Down 200 basis points	(13,000)	(5,308)	(7,692)
Down 300 basis points	(19,500)	(7,962)	(11,538)

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2023. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (2)
3.2	Amended and Restated Bylaws (1)
3.3	Articles of Merger of the Company (2)
4.1	Form of Subscription Agreement (3)
10.1	Investment Advisory Agreement, dated September 6, 2023, by and between Varagon Capital Corporation and VCC Advisors, LLC (4)
10.2	Administration Agreement, dated September 6, 2023, by and between Varagon Capital Corporation and Varagon Capital Partners, L.P. (4)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed here within.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on May 27, 2022.
(2)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form 10 filed on July 15, 2022.
(3)	Incorporated by reference to the Registrant’s Amendment No.2 to the Registration Statement on Form 10 filed on July 22, 2022.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 7, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: November 14, 2023	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer