Form 10-K
period 2023-12-31
Varagon Capital Corp
filed 2024-03-25
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒☒	Smaller reporting company	☐
Emerging growth company	☒

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

As of December 31, 2023, there was no established public market for the Registrant’s common stock.

As of March 25, 2024, the registrant had 41,511,677 shares of common stock, $0.01 par value per share, outstanding.

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year are incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
•
the term "Man Group" refers to Man Group plc; and
•
the term “assets under management” refers to total capital commitments, including capital legally committed from equity investors in Varagon’s discretionary and non-discretionary vehicles under management and financing from leverage providers. As of December 31, 2023, of the approximately $13.3 billion of assets under management, approximately $12.7 billion was held in discretionary vehicles under management and approximately $0.6 billion was held in non-discretionary vehicles under management.

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
•
interest rate volatility, including the replacement of LIBOR with alternate reference rates and relatively high interest rates, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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

Item 1. Business

The Company — Varagon Capital Corporation

We are a Maryland corporation and an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Substantially concurrent with the Initial Closing (as defined below) and immediately prior to our election to be regulated as a BDC, Varagon Fund I, L.P. (“VF1”), a Delaware limited partnership that was formed on February 29, 2016 and a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act, merged with and into the Company, with the Company continuing in existence as the surviving entity in the merger (the “Merger”). As a result of the Merger, we acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”),in exchange for shares of our common stock. In addition, immediately prior to our election to be regulated as a BDC, the Company purchased a portfolio of existing loans (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser using proceeds from the Initial Closing and borrowings under its credit facility with JPMorgan Chase Bank, National Association. On the date of the Initial Closing, immediately following the purchase of the Initial Portfolio, we elected to be regulated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). If we fail to qualify as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year.

Investment Objective: Our investment objective is to generate current income with a focus on capital preservation and, to a lesser extent, capital appreciation by investing primarily in directly-originated leveraged loans to U.S. middle market companies. We invest in senior secured loans but also may selectively invest in second lien and subordinated or mezzanine loans of, and equity and equity-related securities in, U.S. middle market companies. We will invest in securities that are rated below investment grade by rating agencies (which are often referred to as “junk”) or that would be rated below investment grade if they were rated. There are no assurances that we will achieve our investment objective.

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

As a BDC, we are generally required to invest at least 70% of our assets in U.S.-based operating companies (“qualifying assets”). We may invest up to 30% of our portfolio in non-qualifying assets. Our investment in the Subordinated Certificates (defined below) and any investments in subordinated or equity tranches of collateralized loan obligations (“CLOs”) generally will be considered non-qualifying assets. On an opportunistic basis, we also may consider other investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act, as well as in debt and equity of companies located outside of the United States and debt and equity of public companies that would not be qualifying assets because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.

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

The Adviser — VCC Advisors, LLC

Our business and investment activities are managed by the Adviser, subject to the supervision of the Board. The Adviser is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a subsidiary of Varagon, which is also registered with the SEC as an investment adviser under the Advisers Act. Varagon provides the Adviser with experienced investment professionals, including the members of the Adviser’s Investment Committee (the “IC”), and access to Varagon’s resources. The Adviser expects to benefit significantly from Varagon’s ability to source attractive investment opportunities, conduct research and perform due diligence on potential borrowers, structure and price investments, and manage a balanced portfolio on an ongoing basis. The Adviser provides management services to the Company pursuant to an investment advisory agreement.

Neither the Adviser nor Varagon have previously managed a BDC. However, as described below, Varagon, the parent of the Adviser, has experience as a direct lender since 2014.

Varagon Capital Partners, L.P.

Launched in 2014, Varagon is a leading direct lender to performing, sponsor-backed U.S. middle market companies, with approximately $13.3 billion of assets under management as of December 31, 2023. On July 5, 2023, Varagon entered into an Agreement and Plan of Merger with affiliates of Man Group, pursuant to which, on September 6, 2023, an indirect subsidiary of Man Group merged with and into Varagon, with Varagon surviving the merger as an indirect subsidiary of Man Group (the "Transaction"). Following the consummation of the Transaction, Man Group own a majority interest in Varagon and Varagon management owns, directly or indirectly a minority interest in Varagon. Varagon believes that Man Group's extensive distribution network and operational expertise is expected to support and grow Varagon's private credit and direct lending platform.

Varagon offers complete financing solutions through a flexible and competitive product suite to middle market businesses with EBITDA generally between $10 million and $75 million. From inception (June 2014) to December 31, 2023, Varagon has invested and managed (including co-investments) over $27.0 billion in performing, senior secured loan investments across more than 310 borrowers.

Varagon believes it has built a platform with a senior management team that has extensive experience investing across the capital structure. Varagon’s senior management team members share a common investment philosophy built on a framework of assessing companies with a disciplined, fundamentals-based, deep value-approach. As of December 31, 2023, Varagon had 77 employees, 46 of whom are dedicated investment professionals, with three primary offices located in New York, New York, Fort Worth, Texas, and Chicago, Illinois. Man Group is a global active investment management firm focused on delivering attractive risk adjusted performance for clients. Headquartered in London, Man Group manages $167.5 billion in assets under management as of December 31, 2023, and operates across multiple offices globally. Man Group is listed on the London Stock Exchange under the ticker “EMG” and is a constituent of the FTSE 250 Index.

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

Prior to a Public Listing

(i) 100% of the excess of our “pre-incentive fee net investment income” (as defined below), expressed as a rate of return on the Company’s net assets, before taking into account any Income Incentive Fees payable during such period, for the immediately preceding quarter, over a preferred return of 1.75% per quarter (7% annualized) (“Incentive Fee Hurdle”), until the Adviser has received a “catch-up” equal to 12.5% of the pre-incentive fee net investment income for the immediately preceding quarter; and

(ii) 12.5% of all remaining pre-incentive fee net investment income above the “catch-up.”

Following a Public Listing

Following a Public Listing, the amount of Income Incentive Fee payable will be equal to:

(i) 100% of the excess of our pre-incentive fee net investment income, expressed as a rate of return on the Company’s net assets, before taking into account any Income Incentive Fees payable during such period, for the immediately preceding quarter, over a preferred return of 1.75% per quarter (7% annualized) (“Incentive Fee Hurdle”), until the Adviser has received a “catch-up” equal to 20% of the pre-incentive fee net investment income for the immediately preceding quarter; and

(ii) 20% of all remaining pre-incentive fee net investment income above the “catch-up.”

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

Example of Calculation of the Income Incentive Fee based on Income Assumptions

Examples of how the Income Incentive Fee would be calculated Prior to a Public Listing are as follows:

For illustrative purposes, net asset value (“NAV”) is assumed to be constant as of the beginning of all four quarters and does not give effect to gains or losses in the preceding quarters.

Quarter 1:

• Net Asset Value at the end of Quarter 1 = $100.0 million

• Quarter 1 Pre-Incentive Fee Net Investment Income = $6.0 million

• Quarter 1 Net Capital Gain = $1.0 million

• Quarter 1 Incentive Fee Hurdle = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)

• Quarter 1 Catch-up Amount = $2.0 million (calculated based on an annualized 8.00% rate)

In Quarter 1, the pre-incentive fee net investment income of $6.0 million exceeds the Incentive Fee Hurdle of $1.75 million and the catch-up amount of $2.0 million. There are no Net Capital Losses (i.e., there is a net capital gain). As a result, the Income Incentive Fee on Income for the quarter would be $750,000.This is calculated as follows:

1) nil for pre-incentive fee net investment income up to the hurdle rate (i.e., up to $1.75 million);

2) 100% of the amount above the Incentive Fee Hurdle up to the catch-up amount (100% of the difference between $2.0 million and $1.75 million or $250,000);

3) 12.5% of the amount above the catch-up amount (12.5% of the difference between $6.0 million and $2.0 million: $4,000,000 X 12.5% = $500,000)

Therefore, $250,000+ $500,000 = $750,000 which is the first quarter Income Incentive Fee on Income due to the Adviser. There is no Net Capital Loss and therefore no net downward adjustment giving effect to the Incentive Fee Cap.

Quarter 2:

• Net Asset Value at the end of Quarter 2 = $100.0 million

• Quarter 2 Pre-Incentive Fee Net Investment Income = $1.5 million

• Quarter 2 Net Capital Gain = $1.0 million

• Quarter 2 Incentive Fee Hurdle = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)

• Quarter 2 Catch-up Amount = $2.0 million (calculated based on an annualized 8.00% rate)

In Quarter 2, the pre-incentive fee net investment income of $1.5 million does not exceed the Quarter 2 Incentive Fee Hurdle of $1.75 million, but the aggregate pre-incentive fee net investment income for the Trailing Twelve Quarters of $7.5 million (Quarter 1 pre-incentive fee net investment income of $6.0 million + Quarter 2 pre-incentive fee net investment income of $1.5 million) exceeds the aggregate Incentive Fee Hurdle for the Trailing Twelve Quarters of $3.5 million ($1.75 million quarterly hurdle for 2 quarters) and the aggregate catch-up amount for the Trailing Twelve Quarters of $4.0 million ($2.0 million quarterly catch-up amount for 2 quarters). There are no Net Capital Losses. As a result, the Income Incentive Fee on Income for the quarter would be $187,500. This is calculated as follows:

1) nil for pre-incentive fee net investment income up to the hurdle rate (i.e., up to $3.5 million);

2) 100% of the amount above the Incentive Fee Hurdle up to the catch-up amount (100% of the difference between $4.0 million and $3.5 million or $500,000);

3) 12.5% of the amount above the catch-up amount (12.5% of the difference between $7.5 million and $4.0 million: $3,500,000 X 12.5% = $437,500);

4) Less the $750,000 paid in Quarter 1.

Therefore: $500,000+ $437,500 - $750,000 = $187,500 and is the second quarter Income Incentive Fee on Income due to the Adviser. There is no Net Capital Loss and therefore no net downward adjustment giving effect to the Incentive Fee Cap.

Quarter 3:

• Net Asset Value at the end of Quarter 3 = $100.0 million

• Quarter 3 Pre-Incentive Fee Net Investment Income = $2.0 million

• Quarter 3 Net Capital Loss = ($6.0) million

• Quarter 3 Incentive Fee Hurdle = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)

• Quarter 3 Catch-up Amount = $2.0 million (calculated based on an annualized 8.00% rate)

In Quarter 3, the aggregate pre-incentive fee net investment income of the Trailing Twelve Quarters of $9.5 million (Quarter 1 pre-incentive fee net investment income of $6.0 million + Quarter 2 pre-incentive fee net investment income of $1.5 million+ Quarter 3 pre-incentive fee net investment income of $2.0 million)exceeds the aggregate Incentive Fee Hurdle for the Trailing Twelve Quarters of $5.25 million ($1.75 million quarterly hurdle for 3 quarters) and the aggregate catch-up amount for the Trailing Twelve Quarters of $6.0 million ($2.0 million quarterly catch-up amount for 3 quarters). However, there is an aggregate Net Capital Loss of ($4.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply, and the calculations are as follows:

1) nil for pre-incentive fee net investment income up to the hurdle rate (i.e., up to $5.25 million);

2) 100% of the amount above the Incentive Fee Hurdle up to the catch-up amount (100% of the difference between $6.0 million and $5.25 million or $750,000);

3) 12.5% of the amount above the catch-up amount (12.5% of the difference between $9.5 million and $6.0 million: $3,500,000 X 12.5% = $437,500);

4) Less the $750,000 paid in Quarter 1 and $187,500 paid in Quarter 2 (for $937,500).

Therefore: $750,000 + $437,500 -$937,500 = $250,000. There is however an aggregate Net Capital Loss of ($4.0) million and the Incentive Fee Cap applies.

Incentive Fee Cap of ($250,000) is calculated as:

1) 12.5% of aggregate pre-incentive fee net investment income ($9.5 million) minus aggregate Net Capital Loss ($4.0 million): 12.5% X $5.5 million= $687,500;

2) Less Incentive Fees paid in prior Quarters of $937,500.

The result is a negative number and the third quarter Income Incentive Fee on Income due to the Adviser is nil.

Quarter 4:

• Net Asset Value at the end of Quarter 4 = $100.0 million

• Quarter 4 Pre-Incentive Fee Net Investment Income = $3.5 million

• Quarter 4 Net Capital Gain = $3.0 million

• Quarter 4 Incentive Fee Hurdle = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)

• Quarter 4 Catch-up Amount = $2.0 million (calculated based on an annualized 8.00% rate)

In Quarter 4, the aggregate pre-incentive fee net investment income of the Trailing Twelve Quarters of $13.0 million (Quarter 1 pre-incentive fee net investment income of $6.0 million + Quarter 2 pre-incentive fee net investment income of $1.5 million + Quarter 3 pre-incentive fee net investment income of $2.0 million + Quarter 4 pre-incentive fee net investment income of $3.5 million) exceeds the aggregate Incentive Fee Hurdle for the Trailing Twelve Quarters of $7.0 million ($1.75 million quarterly hurdle for 4 quarters) and the aggregate catch-up amount for the Trailing Twelve Quarters of $8.0 million ($2.0 million quarterly catch-up amount for 4 quarters).

There are no Net Capital Losses for the period; however, there is an aggregate Net Capital Loss of ($1.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply, and the calculations are as follows:

1) nil for pre-incentive fee net investment income up to the hurdle rate (i.e., up to $7.0 million);

2) 100% of the amount above the Incentive Fee Hurdle up to the catch-up amount (100% of the difference between $8.0 million and $7.0 million or $1,000,000);

3) 12.5% of the amount above the catch-up amount (12.5% of the difference between $13.0 million and $8.0 million: $5,000,000 X 12.5% = $625,000);

4) Less the $937,500 paid in prior quarters.

Therefore: $1,000,000 + $625,000 - $937,500 =$687,500. There is, however, an aggregate Net Capital Loss of ($1.0) million and the Incentive Fee Cap applies.

The Incentive Fee Cap of $562,500 is calculated as follows:

1) 12.5% of aggregate pre-incentive fee net investment income ($13.0 million) minus aggregate Net Capital Loss ($1.0 million): 12.5% X $12.0 million= $1,500,000;

2) Less Incentive Fees paid in prior Quarters of $937,500.

Therefore, because the Incentive Fee Cap is positive but less than the calculated Income Incentive Fee on Income of $687,500 calculated prior to applying the Incentive Fee Cap, the incentive fee is limited to the cap and a Income Incentive Fee on Income of $562,500 is payable to the Adviser for Quarter 4.

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

Board Approval of the Investment Advisory Agreement

On July 24, 2023, the Board held a meeting to consider and approve the Investment Advisory Agreement and related matters. The Board was provided with the information it was required to consider in evaluating the Investment Advisory Agreement, including the following: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) the investment performance of us and the Adviser; (c) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (d) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (e) any existing and potential sources of indirect income to the Adviser and its affiliates from their relationship with us and the profitability of those relationships; (f) information about the services to be performed and the personnel who will be performing such services under the Investment Advisory Agreement; (g) the organizational capability and financial condition of the Adviser and its affiliates and how they would be affected by the Transaction; (h) possible economies of scale arising from the Company’s size and/or anticipated growth; and (i) possible alternative fee structures or bases for determining fees.. The Board, including a majority of the directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), will oversee and monitor the investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation we pay to the Adviser to determine that the provisions of the Investment Advisory Agreement are carried out.

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

Market Opportunity

The Company believes that substantial long-term changes in the debt capital markets present a compelling investment opportunity in the U.S. middle market. In particular, the Company believes that lending to private equity-backed middle market companies in the United States represents a large and highly attractive opportunity for credit managers that possess a platform of appropriate size and scale. The Company believes that it is well-positioned to benefit from the attractive market opportunity.

Large Addressable Market. We believe that middle market companies represent a significant growth segment of the U.S. economy. There are approximately 200,000 middle market companies in the U.S., the combined revenues of which would rank as the fourth largest economy in the world and which employ approximately 48 million people (Source: National Center for the Middle Market: Mid-Year 2022 Middle Market Indicator). Middle market companies often require substantial capital investments to grow and we believe the demand for debt capital will continue, driven by a range of cyclical factors such as M&A activity and non-cyclical factors such as impending maturities of existing middle market debt and need for organic growth capital.

Shift from Traditional Financing Sources. We believe that regulatory and structural changes over the last decade have diminished the ability of traditional lenders to provide attractive financing to middle market companies. As such, traditional bank lenders have de-emphasized middle market leveraged loans in favor of relationships with low-levered borrowers that provide multiple sources of revenue, or capital markets activity for larger companies. The continued stress on the U.S. banking sector in 2023 will only continue to drive more opportunities for established direct lenders with the size and scale to service this market segment. As large private credit managers continue to disintermediate banks in the leveraged loan market, two distinct direct markets have recently developed. Many traditional core middle market (EBITDA of $10 million to $75 million) direct lenders have recently moved up-market to finance companies in the lower end of the traditional syndicated loan market (EBITDA of $100 million to $300+ million). With competitors continuing to move upmarket the Company has a unique opportunity to increase its competitiveness as a leading direct lender to the core middle market.

Strong Demand for Flexible Debt Capital. We believe that the significant amount of capital recently raised by private equity sponsors for investment in the United States middle market will help drive leveraged buyout transaction volume and demand for financing solutions. We expect private equity firms and middle market companies in the United States to continue to require capital to fund growth, acquisitions, recapitalizations, and/or refinancings within existing investments, and that these firms will seek to leverage their equity investments with senior secured and unitranche loans.

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

Robust Sourcing Drives Lead Lender Opportunities. The investments by the Company are sourced through the direct origination efforts of Varagon investment professionals. Varagon has a seasoned team with deep financial sponsor relationships cultivated throughout their careers. As a result, private equity sponsors have regularly involved Varagon early on in transactions, providing a “first look” and offering “lead lender” opportunities. For the year ended December 31, 2023, Varagon was a lead lender in approximately 98% of its completed investments. As a lead lender, Varagon seeks to directly “originate-and-hold” transactions, providing greater influence over the entire investment process including diligence (increased access to management teams and data), structuring (tighter covenant packages), economics (higher coupons and upfront fees), and portfolio management (increased frequency and depth of reporting). Supplemented by the strength of the Varagon platform, the Company frequently sees additional financing opportunities with existing companies and sponsors.

Deep, Experienced Investment Team. As of December 31, 2023, Varagon had 46 dedicated investment professionals across the underwriting, sponsor coverage, and capital markets functions. The members of Varagon’s team of senior investment professionals have an average of over 20 years of experience and diverse backgrounds in direct lending, investment banking, private equity, distressed credit, special situations, mezzanine finance and commercial lending. Varagon’s investment professionals have experience investing across asset classes, industries, and business cycles. Additionally, many senior members of Varagon’s investment team have had prior roles that focused on investing in and/or operating middle market U.S. companies.

As Varagon seeks to be the lead or co-lead lender, the benefits of better access, greater control and premium pricing inure to Varagon’s investors. We believe that in all performance scenarios, and particularly in stressed or distressed scenarios, its lead or co-lead role better positions Varagon to influence positive outcomes and minimize credit losses, thereby also reducing volatility. Varagon believes the lead lender strategy offers the Firm’s investors the potential to earn a yield premium without increased leverage or risk.

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

Following the consummation of the Transaction, Man Group owns a majority interest in Varagon. Man Group is a global active investment management firm focused on delivering attractive risk adjusted performance for clients. Headquartered in London, Man Group manages $167.5 billion in assets under management as of December 31, 2023, and operates across multiple offices globally. Man Group is listed on the London Stock Exchange under the ticker “EMG” and is a constituent of the FTSE 250 Index.

Through its acquisition of a controlling interest in Varagon, we believe Man Group will provide strategic, long-term support to the Company, which will benefit from Man’s global scale and reputation. Varagon will leverage the extensive global distribution capabilities and resources and long-established infrastructure and technology of Man Group, which has deep experience building relationships with and providing best-in-class service to its clients.

Investment Selection

The Company intends to achieve its investment objective by investing primarily in loans to performing middle market companies controlled by private equity sponsors. The Company focuses on loans to middle market companies that have sustainable competitive advantages, experienced management teams, solid financial performance, stable and recurring cash flow and strong enterprise value. We expect that such companies and their sponsors will require financing from the Company for growth, acquisitions, recapitalizations, refinancings or leveraged buyouts, among other things. The Company generally invests in companies with EBITDA between $10 million and $75 million annually, though we may invest in smaller or larger companies if an attractive opportunity presents itself. We seek to create a balanced portfolio and the size of each investment will depend on the then-current diversification of the Company’s portfolio and the size of its capital base, among other things. The Adviser generally intends to directly originate its investments as a lead lender to allow for deeper diligence, greater control over terms and structure, and superior economics.

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

Initial Screening. Initial investment ideas are screened by the sponsor coverage team according to internal business, industry, credit, and pricing guidelines. The investment team, which includes senior members of the sponsor coverage team, the Adviser's Underwriting and Portfolio Management Team and capital markets team, will analyze the attractiveness of the opportunity. If an investment has received preliminary positive feedback, the investment team will propose a tailored financing solution for the company. Upon further evaluation, if the deal team decides the transaction is worth pursuing, a preliminary recommendation of the merits and risks of the transaction will be presented for an “early read” to senior investment team members, including members of the IC. At this stage, the IC members involved will opine on the nature of the business and industry, fundamental credit quality, areas of focus for diligence, and the proposed capital structure. The IC will evaluate the suitability of the transaction for Varagon and provide a decision for the investment team to proceed with diligence of the transaction.

Investment Due Diligence and Recommendation. Varagon’s experienced team of underwriting professionals follow a bottom-up investing approach to properly understand an investment’s merits, risks, and fundamental values. Due diligence typically includes quantitative and qualitative analyses of a company’s business, historical performance (particularly through a recession), financial statements and projections, industry trends, and a company’s growth potential. In addition, the investment team may utilize research and analyses performed by third parties to conduct comprehensive market, accounting, financial, and legal reviews. Varagon also conducts meetings with company management to gain insight into key business drivers or potential issues that could affect a company’s performance. The investment team also may leverage the insights and expertise of the respective private equity sponsor.

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

Investment Approval. Once due diligence has been completed, the deal team provides a formal, detailed presentation and supplemental reports to the IC for approval. The IC evaluates the merits of the proposed investment. A majority of the IC (consisting of Walter Owens, Charlie Riceman and Kevin Marchetti) must approve any new transaction for Varagon, including for the Company.

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
1

Involves the least amount of risk to initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable.

2

Involves an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are generally neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of “2”.

3	Involves a borrower performing below expectations and indicates that the loan's risk has increased somewhat since origination or acquisition.
4

Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due).

5

Involves a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and the fair market value of the loan will be reduced to the amount that is likely to be recovered in a restructuring, sale or liquidation.

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

Types of Investments

Once the Adviser determines that a prospective portfolio company is suitable for investment, the Adviser will work with the private equity sponsor, if applicable, the management of the potential borrower and its other capital providers to structure an investment. The Company primarily invests in floating rate, senior secured loans, which includes both first-lien and unitranche loans. To a lesser extent, the Company also may invest in other types of investments, as described below, that it believes offer compelling value, and other forms of junior capital.

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

While the types of investments described above will be our primary focus, we also may invest up to 30% of our portfolio in non-qualifying assets, which include without limitation the Subordinated Certificates (as defined below) and subordinated or equity tranches of collateralized loan obligations ("CLOs"), as permitted by the 1940 Act.

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

The Subordinated Certificates pay a coupon equal to SOFR plus 8.00% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the senior notes and intermediate funding notes.

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

Emerging Growth Company

We operate as an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of an IPO, if any, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, we have an annual investment income of at least $100 million, we have been publicly reporting for at least 12 months, and we have filed at least one annual report on Form 10-K), or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. In addition, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 19333, as amended (the “1933 Act”), for complying with new or revised accounting standards.

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

No action will be required on part of a shareholder to have its cash dividends or distributions reinvested in shares of the Company's common stock. A shareholder may elect to have its entire distribution reinvested in cash by electing to opt out of the DRIP in its subscription agreement with the Company (the “Subscription Agreement”); thereafter, shareholders must notify the Adviser in writing, so that such notice is received by the Adviser no later than ten (10) business days prior to the record date for distributions to the shareholders. The Adviser will set up an account for common stock acquired through the DRIP for each shareholder and hold such common stock in non-certificated form. Those shareholders whose common stock is held by a broker or other financial intermediary also may opt out of the DRIP by notifying their broker or other financial intermediary of their election.

Shareholders who receive dividends and other distributions in the form of common stock are generally subject to the same U.S. federal, state and local tax consequences as are shareholders who elect to receive their dividends and distributions in cash. However, for shareholders whose cash distributions are reinvested in shares of the Company's common stock, such shareholder will not receive cash with which to pay applicable taxes on reinvested dividends and distributions. A shareholder’s adjusted tax basis for determining gain or loss upon the sale of common stock received in a dividend or distribution from us will generally be equal to the cash that would have been received if the shareholder had received the dividend or distribution in cash, unless we were to issue new common stock that is trading at or above NAV, in which case, the shareholder’s basis in the new common stock will generally be equal to their fair market value. Any common stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the common stock is credited to the U.S. shareholder’s account.

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

Shares will be offered for subscription continuously throughout the Fundraising Period (as defined below). Each investor will make a capital commitment (“Capital Commitment”) to purchase shares of our common stock pursuant to a Subscription Agreement entered into with the Company. The “Initial Closing” occurred on June 2, 2022, the first date a shareholder’s Subscription Agreement was accepted by the Company. The Company expects to hold subsequent closings for a period of 24 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended by up to an additional 18 months in the sole discretion of the Board (i.e., from 24 months to up to 42 months after the Initial Closing). On March 20, 2024, the Board determined to extend the Fundraising Period from 24 months to 42 months after the Initial Closing. As a result of the foregoing, we extended the period during which we may hold subsequent closings from June 2, 2024 to December 2, 2025.

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

“Organizational and Offering Expenses” means all costs and expenses (whether incurred before, on or after the date of the private placement memorandum relating to the Offering) pertaining to the organization and establishment of the Company (including any subsidiaries of the Company and the transactions contemplated by the Merger and the acquisition of the Initial Portfolio), including, without limitation, any related third-party legal, tax and accounting advisory fees and expenses, capital raising expenses (including printing expenses and other similar costs, fees and expenses, and regulatory, compliance, and administrative filings) and other organizational and offering expenses, but excluding the fees of Man Investments Inc., the Company placement agent (together with its affiliates that act as the Company’s placement agent ("Man Investments"), (or any successor placement agent). The Adviser elected to incur the Organizational and Offering Expenses associated with the Company for the period from July 31, 2019 through March 29, 2022. Such Organizational and Offering Expenses are not reimbursable by the Company. For more information, see “Item 8. Financial Statements and Supplementary Data - Note 2. Significant Accounting Policies” of this Annual Report on Form 10-K.

The per-share price shall be at least equal to NAV per share in accordance with the limitations under Section 23 of the 1940 Act. The NAV per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares outstanding. The Board may set the per-share price above the NAV per share if market conditions and demand for our shares of common stock are such to allow us to sell shares at a premium to its then current NAV. Prior to an IPO or a Public Listing, no shareholder will be permitted to sell, assign, exchange, pledge, hypothecate, transfer or otherwise dispose of or agree to dispose of (“Transfer”) its common stock or Capital Commitment unless (i) the Adviser provides consent, (ii) the Transfer is in compliance with the restrictions set forth in the Subscription Agreement, and (iii) the Transfer is made in accordance with applicable laws. No shareholder in our Offering will be required to invest more than the total amount of its Capital Commitment.

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

Furthermore, the common stock is subject to the significant restrictions on Transfer as described above. As a result, if an investor purchases the common stock, its ability to sell the common stock will be severely limited. To provide the shareholders with some liquidity prior to a Liquidity Event, we intend to offer shareholders liquidity through an ongoing share repurchase program, at the sole discretion of the Board. We also may provide liquidity to shareholders by consummating a Public Listing or another Liquidity Event. If we do not provide liquidity through the foregoing means or otherwise, shareholders will receive liquidity in the form of repayments of portfolio investments.

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

Liquidity Event

We also may provide liquidity to shareholders by completing a Liquidity Event, in which case we will discontinue the share repurchase program described above (and be released from any obligation to make additional share repurchases).

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

A “Key Person Event” shall occur if, at any time prior to the consummation of a Liquidity Event, fewer than three of Walter Owens, Charles Riceman, Robert Bourgeois, and Kevin Marchetti (or any replacements or additions approved by Varagon or its general partner, the “Key Persons”), are employed by, or affiliated with, the Adviser, the Administrator or any of its affiliates for any consecutive period that exceeds 60 days. Upon the occurrence of such Key Person Event, the Commitment Period shall automatically be suspended and investors will not be obligated to fund Drawdowns, except for purposes permitted after the Commitment Period, and such suspension will become permanent unless it is cured or revoked within 180 days by a vote of a majority of shareholders.

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

Our investment assets will be carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) Topic 820—Fair Value Measurement and Disclosures (“ASC Topic 820”). Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board.

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

Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) provides the recordkeeping requirements associated with fair value determinations. While the Board has not designated the Adviser as the fair valuation designee, the Company has established policies and procedures in compliance with the applicable requirements of Rule 2a-5 and Rule 31a-4.

Determinations in Connection with a Drawdown or Closings

In connection with a Drawdown or a subsequent closing during the Fundraising Period, as applicable, our Board, or an authorized committee thereof, is required by the 1940 Act to make the determination that we are not selling common stock at a price below our then-current NAV, exclusive of any distributing commissions or discounts (which NAV will be determined as of a time within 48 hours, excluding Sunday and holidays, next preceding the time of such determination). Our Board, or an authorized committee thereof, considers the following factors, among others, in making such determination:

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

On June 2, 2022, we elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and offering to make significant managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to make long-term, private investments in businesses. A BDC provides its shareholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office.

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

We also may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Prior to January 19, 2021, except for registered money market funds, we were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, Rule 12d1-4 under the 1940 Act, which became effective on January 19, 2021, allows us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations set forth above without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments ordinarily will subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. Our investment portfolio is also subject to diversification requirements by virtue of our intent to elect to be treated as a RIC for U.S. tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure” for more information.

We generally are not able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if (1) our Board determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders have approved our policy and practice of making such sales within the preceding 12 months. In addition, we may generally issue new common stock at a price below NAV in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

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

Significant Managerial Assistance to Portfolio Companies. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in qualifying assets categories (1), (2) or (3). However, in order to count portfolio securities as qualifying assets for the purpose of the 70% requirement, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above in qualifying assets category (1)(c)(iv)) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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

Senior Securities. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150%. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or common stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We also may borrow amounts up to 5% of the value of our gross assets for temporary purposes without regard to asset coverage.

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
•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting starting with this annual report on Form 10-K for the fiscal year ended December 31, 2023 and, starting from the date on which we cease to be an emerging growth company under the JOBS Act and qualify as an "accelerated filer", must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our shareholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular shareholders in light of their individual investment circumstances or to some types of shareholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, Non-U.S. shareholders (as defined below) engaged in a trade or business in the United States, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who have ceased to be U.S. citizens or to be taxed as resident aliens or individual Non-U.S. shareholders present in the United States for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that our shareholders hold their common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the Internal Revenue Service, or “IRS,” regarding any matter discussed herein.

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

Conversion from a Partnership to Corporation

Substantially concurrent with the Initial Closing and immediately prior to our election to be regulated as a BDC, VF1 merged with and into the Company, with the Company as the surviving company in the Merger. As a result, the Company has taken the position that VF1 will be treated as if it had transferred all of its assets, subject to its liabilities, to the Company, in return for stock of the Company, and then distributed such stock to its partners in liquidation of their ownership interests in VF1. To the extent that any beneficial owner of the interests in VF1 on June 2, 2022, the effective date of the Merger, was a C corporation (a “corporate partner”), the Company will be required to pay a corporate-level tax on the net amount of any built-in gains attributable to the corporate partners that the Company recognizes during the five-year period beginning on the effective date of the merger. Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold by the Company in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by the Company in the five-year period, the actual amount of net built-in gain or loss present in those assets as of the acquisition date and effective tax rates. The payment of any such corporate-level tax on built-in gains will be a Company expense that will be borne by all shareholders (not just any former corporate partners) and will reduce the amount available for distribution to shareholders. The Company did not make a special election to cause the gain to be recognized immediately prior to the deemed contribution discussed above.

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

Taxation as a Regulated Investment Company

We have elected to be treated as a RIC under Subchapter M of the Code and intend to qualify for treatment as a RIC annually. As a RIC, we generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our shareholders as dividends.

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
•
at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of such outstanding voting securities of the issuer, and
•
not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers (other than the securities of other RICs) that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, or the “Diversification Tests.”

As a RIC, we (but not our shareholders) are generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our shareholders in any taxable year with respect to which we distribute an amount equal to at least the sum of (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we are subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We intend to use commercially reasonable best efforts to distribute at least 90% of our net capital gain but may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated corporate-level U.S. federal income tax, including the 4% U.S. federal excise tax described below.

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

Failure to Qualify as a RIC

While we have elected to be treated as a RIC and intend to qualify to be treated as a RIC annually, no assurance can be provided that we will qualify as a RIC for any taxable year. If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain remedial provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend, and non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax imposed at corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

Controlled Foreign Corporations. If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. shareholders. A “U.S. shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and will the income be taken into account for purposes of the 4% excise tax.

Income inclusions from a CFC will be “good income” for purposes of the 90% Gross Income Test provided that they are derived in connection with the Fund's business of investing in stocks and securities or the CFC distributes such income to us in the same taxable year to which the income is included in our income.

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

Although we currently intend to distribute any net long-term capital gains at least annually, we may in the future decide to retain some or all of our net long-term capital gains and elect to be deemed to have made a distribution of the retained portion to our shareholders (a “deemed distribution”) under the “designated undistributed capital gains” rule of the Code. In that case, among other consequences, we will pay U.S. federal income tax on the retained amount, each U.S. shareholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. shareholder, and the U.S. shareholder will be entitled to claim a credit equal to their allocable share of the U.S. federal income tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. shareholder’s adjusted tax basis for their common stock. Since we expect to pay U.S. federal income tax on any retained capital gains at our regular corporate-level U.S. federal income tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of U.S. federal income tax that individual shareholders will be treated as having paid and for which they will receive a credit will exceed the U.S. federal income tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. shareholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for U.S. federal income tax. A shareholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

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

Backup Withholding. We are required in certain circumstances to backup withhold on taxable dividends or distributions paid to non-corporate U.S. shareholders who do not furnish us or the dividend-paying agent with their correct taxpayer identification number (in the case of individuals, generally their U.S. Social Security number) and certain certifications, or who are otherwise subject to backup withholding. Backup withholding is not an additional tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Limitation on Deduction for Certain Expenses A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not treated as a publicly offered RIC, for any calendar year, then a U.S. shareholder that is an individual, estate or trust will be treated as though they received a distribution of a portion of our expenses, and such U.S. Shareholder may be subject to limitations on deduction of these expenses. Specifically, such “miscellaneous itemized deductions” are currently not deductible and, beginning in 2026, will be deductible only to the extent they exceed 2% of such a U.S. holder’s adjusted gross income and are not deductible for alternative minimum tax purposes. In this case, we would be required to report the relevant income and expenses on Form 1099-DIV, and affected holders will be required to take into account their allocable share of such income and expenses. We anticipate that we will not qualify as a publicly offered RIC for the current taxable year, but we may qualify as a publicly offered RIC for future taxable years.

Taxation of Non-U.S. Shareholders

Distributions; Dispositions. In general, distributions of our “investment company taxable income” to a Non-U.S. shareholder generally are subject to withholding of U.S. federal tax at a 30% rate (or a lower rate provided by an applicable treaty) to the extent of our current or accumulated earnings and profits unless an applicable exception applies. However, no withholding will be required with respect to such distributions if (i) the distributions are properly reported to our shareholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. The Company anticipates that a substantial portion of its distributions will qualify for this exemption from withholding. No assurance can be provided, however, that any of our distributions will qualify for this exemption. If such distributions are effectively connected with the conduct of a trade or business in the United States (a "U.S. trade or business") by the Non-U.S. shareholder (and, if a treaty applies, are attributable to a permanent establishment maintained in the United States by the Non-U.S. shareholder), we will not be required to withhold U.S. federal tax if the Non-U.S. shareholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.

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

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale, exchange or other taxable disposition of our common stock, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), such amounts will be subject to U.S. income tax, on a net income basis, in the same manner, and at the graduated rates applicable to, a U.S. shareholder. For a corporate Non-U.S.shareholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale, exchange or other taxable disposition of our common stock that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a U.S. permanent establishment), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

Non-U.S. shareholders generally will not be subject to U.S. federal income or withholding tax with respect to gain recognized on the sale or other taxable disposition of common stock.

Under the distribution reinvestment plan, our shareholders who have “opted in” our distribution reinvestment plan will have their cash distributions automatically reinvested in additional common stock, rather than receiving the cash distributions. If the distribution is a distribution of our investment company taxable income and is not properly reported by us as a short-term capital gains dividend or interest-related dividend (assuming an extension of the exemption discussed above), the amount distributed (to the extent of our current and accumulated earnings and profits) will be subject to U.S. federal withholding tax as described above and only the net after-tax amount will be reinvested in our common stock. If the distribution is effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if a treaty applies, is attributable to a U.S. permanent establishment), generally the full amount of the distribution will be reinvested in the plan and will nevertheless be subject to U.S. federal income tax at the ordinary income rates applicable to U.S. persons. The Non-U.S. shareholder will have an adjusted tax basis in the additional common stock purchased through the plan equal to the amount reinvested. The additional common stock will have a new holding period commencing on the day following the day on which the common stock is credited to the Non-U.S. shareholder’s account.

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

Backup Withholding

The amount of dividends that we pay to any Non-U.S. shareholder will be reported to the Non-U.S. shareholder and to the IRS annually on an IRS Form 1042-S, regardless of whether any tax was actually withheld. Copies of these information returns also may be made available under the provisions of a specific income tax treaty or agreement to the tax authorities of the country in which the Non-U.S. shareholder resides. However, a Non-U.S. shareholder generally will not be subject to backup withholding and certain other information reporting with respect to payments that we make to the Non-U.S. shareholder, provided that we do not have actual knowledge or reason to know that such Non-U.S. shareholder is a “United States person,” within the meaning of the Code, and the Non-U.S. shareholder has established that it is a Non-U.S. shareholder or otherwise established an exemption from backup withholding. A Non-U.S. shareholder generally will be entitled to credit any amounts withheld under the backup withholding rules against the Non-U.S. shareholder's U.S. federal income tax liability or may claim a refund provided that the required information is furnished to the IRS in a timely manner.

Non-U.S. shareholders are urged to consult their tax advisors regarding the application of information reporting and backup withholding in their particular situations, the availability of an exemption therefrom, and the procedures for obtaining such an exemption, if available.

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

While the Code would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the U.S. Treasury has indicated its intent to eliminate this requirement in subsequent proposed regulations, which state that taxpayers may rely on the proposed regulations until final regulations are issued. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a specified U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on certain payments to certain foreign entities that are not FFIs unless such foreign entities certify that they do not have a greater than 10% owner that is a specified U.S. person or provide the withholding agent with identifying information on each greater than 10% owner that is a specified U.S. person. Depending on the status of a Non-U.S. shareholder and the status of the intermediaries through which they hold their common stock, Non-U.S. shareholders could be subject to this 30% withholding tax with respect to distributions on their common stock. Under certain circumstances, a Non-U.S. shareholder might be eligible for refunds or credits of such taxes.

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
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
We are subject to risks related to changes in interest rates.
•
The lack of liquidity in our investments may adversely affect our business.
•
We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•
Our ability to enter into transactions with our affiliates is restricted.
•
The Company will be subject to U.S. federal income tax imposed at corporate rates if it is unable to qualify as a RIC.
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

Non-Specified Investments and Discretion in Determining Use of Drawdown Amounts. Capital drawn will be used to finance or invest in portfolio companies and investment vehicles that will not be meaningfully described to the shareholders prior to such financing or investment. We also intend to conduct repurchase offers, from time to time, beginning after the end of the Fundraising Period, and we may use a portion of the capital drawn for the repurchase of the common stock pursuant to such repurchase offers. Further, the Adviser will have broad discretion in determining the specific uses of Drawdown Amounts. The Adviser is neither obligated to allocate the Company’s resources to any particular subset or niche market, nor precluded from allocation any of such resources to a particular subset or niche market. Shareholders will not have opportunity to evaluate the economic, financial or other information on which the Adviser bases its decisions on how to use Drawdown Amounts. Shareholders must rely on the judgment and ability of the Adviser with respect to the investment of the Company’s capital. The Company also will pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from Drawdown Amounts. The Company’s ability to achieve the Company’s investment objective may be limited to the extent that Drawdown Amounts are used to pay operating expenses. No assurance can be given that the Company will be successful in identifying portfolio companies suitable for financing or investment or that, if such financings or investments are made, the objectives of the Company will be achieved. These factors increase the uncertainty, and thus the risk, of investing in the Company. The Company’s investments may be materially affected by conditions in the financial markets and overall economic conditions occurring globally and in particular markets where the Company may invest its assets.

The Adviser’s methods of minimizing such risks may not accurately predict future risk exposures. Risk management techniques are based in part on the observation of historical market behavior, which may not predict market divergences that are larger than historical indicators. Also, information used to manage risks may not be accurate, complete or current, and such information may be misinterpreted. Although the Adviser intends to utilize appropriate risk management strategies, such strategies cannot fully insulate the Company from the risks inherent in its planned activities. Moreover, in certain situations the Adviser may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant factors.

General Market and Economic Conditions. General economic conditions may affect the Company’s activities. Changing economic, political, regulatory or market conditions, interest rates, general levels of economic activity, the price of securities and debt instruments and participation by other investors in the financial markets may affect the value and number of investments made by the Company or considered for prospective investment. The Company’s investment strategy and the availability of opportunities satisfying its risk-adjusted return parameters rely in part on the continuation of certain trends and conditions observed in the market for originated debt as well as the larger financial markets. No assurance can be given that such conditions, trends or opportunities will arise or continue, as applicable. Trends and historical events do not imply, forecast or predict future events and, in any event, past performance is not necessarily indicative of future results. There can be no assurance that the assumptions made, or the beliefs and expectations currently held, by the Company will prove correct and actual events and circumstances could vary significantly. While the Company expects that the current environment will yield attractive investment opportunities, investments are expected to be sensitive to the performance of the overall economy. A negative impact on U.S. or global economic fundamentals or consumer or business confidence will likely increase market volatility and reduce liquidity, both of which could adversely affect the overall performance of borrowers to which the Company may have extended loans, and these or similar events will affect the ability to execute the investment strategy pursued by the Company.

The value of investments may fluctuate in accordance with changes in the financial condition of portfolio companies and other factors that affect the markets in which the Company invests. Economic, political, global health, regulatory or market developments can affect a single obligor, obligors within an industry, economic sector or geographic region, or the market as a whole. Different parts of the market and different types of investments can react differently to these developments. Every investment has some level of market volatility risk. Economic slowdowns or downturns could lead to financial losses in the Company’s investments. In addition, many portfolio companies may be similarly subject to the same economic conditions, which could adversely impact the ability to repay loans made or acquired by the Company. As a result, companies that the Company expected to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. Market conditions, including increased competition, also may cause the Company’s portfolio to comprise assets that differ significantly from the Adviser’s expectations at the time of the initial offering of common stock.

Capital Markets are Experiencing a Period of Disruption and Instability. As a BDC, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, the conflict between Russia and Ukraine that began in late February 2022, and the ongoing war in the Middle East (see “Terrorist Attacks, Acts of War, Natural Disasters or Pandemics” for more information). Even after the COVID-19 pandemic subsided, the U.S. economy, as well as most other major economies, have continued to experience unpredictable economic conditions, and we anticipate our businesses would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. The U.S. credit markets (in particular for middle-market loans) have experienced the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies') business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our portfolio investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, continued increase in interest rates or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Economic Recessions or Downturns Could Impair our Portfolio Companies and Harm our Operating Results. The companies in which we have invested and intend to invest may be susceptible to economic slowdowns or recessions, including as a result of, among other things, the COVID-19 pandemic, elevated levels of inflation, and a rising interest rate environment, and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest.

Our portfolio companies may be susceptible to economic downturns or recessions. During these periods, the value of our portfolio may decrease if we are required to write down the values of our investments, and we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of any collateral securing our loans, and decrease the value of our equity investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. In addition, a prolonged economic downturn or recession could extend our investment time horizon by limiting our ability to achieve timely liquidity events, such as a sale, merger or IPO, or the refinancing of our debt investments, and could ultimately impact our ability to realize anticipated investment returns. These events could prevent us from increasing investments and adversely impact our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, also may increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Risks Related to Changes in Interest Rates. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. Rising borrowing costs may contribute to the difficulty of companies in servicing their debt obligations and may lead to increases in default rates. Certain changes in interest rates could have a material adverse effect on the Company and its investments. Moreover, changes in interest rates could have a material negative impact on the financial condition of borrowers, the valuations for loans, the unanticipated repayments of loans, and pressure to renegotiate terms on existing loans.

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

Risks Relating to Hedging Transactions. We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, interest rate swaps, and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with our issuance of the Company’s Series A Senior Notes, Tranche A, due December 21, 2026, and Series A Senior Notes, Tranche B, due December 21, 2028, which bear interest at a fixed rate, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

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

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom's Financial Conduct Authority ("FCA"), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBOR, including USD LIBOR, except in very limited circumstances.

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

Defaults Under a Credit Facility. In the event we default under the JPM Facility, the CIBC Facility (together, the "Credit Facilities"), or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowings, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under a borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As part of certain credit facilities, the right to make capital calls of shareholders may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, shareholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

Provisions in our Credit Facilities May Limit Discretion. We currently have in place the JPM Facility and the CIBC Facility, and in the future may enter into additional borrowings. Our Credit Facilities are backed by a portion of our loans and securities on which the lenders have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we breach a covenant under the terms of any of our Credit Facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If we were to default under the terms of any debt instrument relating to any of our Credit Facilities and do not obtain a waiver, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, our Credit Facilities may have customary cross-default provisions. If the indebtedness under our Credit Facilities or under any future borrowings is accelerated, we may be unable to repay or finance the amounts due.

The terms of certain credit facilities that we enter into may provide (and, in the case of the JPM Facility and the CIBC Facility, provide) that, if we do not draw a minimum funding amount based on the borrowings available under such credit facility, then we must make additional payments to the lender for the difference between that minimum funding amount and the actual amounts we have then borrowed. To the extent that draw amounts are significantly below the stated minimum funding amount, we could be required to make a sizable “make whole” payment to the applicable lender. In addition, the terms of certain credit facilities that we enter into may provide (and, in the case of the JPM Facility, provide) that an optional termination of that credit facility or reduction, in full or in part, of the borrowings available under that credit facility generally will require us to may a “make whole” payment and pay a fee based on the amount of borrowings terminated or reduced, as applicable, under that credit facility. In each of these circumstances, our ability to pay such fees depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. This, in certain circumstances, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by our Credit Facilities may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under our Credit Facilities were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under our Credit Facilities or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

We also may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There also may be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under our Credit Facilities could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

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

Downgrades of the U.S. Credit Rating, Impending Automatic Spending Cuts or Government Shutdowns could Negatively Impact our Liquidity, Financial Condition and Earnings. U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently, in June 2023, which suspended the debt ceiling through early 2025 unless Congress takes legislative action to further extend or defer it. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023.

The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Broad Authority for Board Action. The Board has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without approval. However, absent shareholder approval, the Board may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Changes in Law, Regulation or Policies. Our portfolio companies and we are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our operations may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. These changes could result in material differences to the strategies and plans described herein and may result in a shift in investment focus. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

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

Reliance on Personnel. The Company's success depends upon the diligence, skill and network of business contacts of the Adviser's investment professionals. They will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. There can be no assurance that the Adviser’s personnel will continue to be associated with the Adviser throughout the life of the Company. Adviser personnel, and any investment professionals that the Adviser may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and manage our investments. The Company's future success will depend to a significant extent on the continued service and coordination of Adviser personnel. If the Adviser does not maintain its existing relationships with sources of investment opportunities and does not develop new relationships with other sources of investment opportunities available to us, the Adviser may not be able to grow the Company's investment portfolio. In addition, individuals with whom Adviser personnel have relationships are not obligated to provide us with investment opportunities. Therefore, the Company and the Adviser can offer no assurance that such relationships will generate investment opportunities for us.

Our ability to achieve our investment objective also will depend on the Adviser’s ability to manage the Company and to grow our investments and earnings. This will depend, in turn, on the Adviser’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objective will depend upon the Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Adviser’s team of investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of the Adviser may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Similarly, the success of the SDLP, in which we hold the Subordinated Certificates, depends upon the diligence, skill and network of business contacts of the Company, and in the case of the SDLP, also of ARCC, our joint venture partner to the SDLP.

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
•
do not provide for cumulative voting;
•
provide that, except for vacancies on the Board caused by the removal of a director by shareholders before the time that the Company has three Independent Directors, newly created directorships and vacancies on the Board may be filled only by a majority vote of directors then in office;
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

In addition, except as otherwise provided in the Charter, the affirmative vote of at least 75% of the votes entitled to be cast thereon, with each class or series of stock voting as a separate class, as well as the affirmative vote of at least 75% of the Board is required to effect a number of actions, including certain business combinations, that the holders of shares of common stock may view as desirable or in their best interest.

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

Terrorist Attacks, Acts of War, Natural Disasters or Pandemics. Terrorist acts, acts of war, natural disasters, epidemics, pandemics, conflicts, social unrest and other social, political and economic conditions may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, natural disasters, pandemics could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In late February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the ongoing military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including, but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

In addition, the recent outbreak of hostilities in the Middle East and escalating tensions in the region may create volatility and disruption of global markets.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia and the Middle East and Russian and Middle Eastern companies, respectively, but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on the Company’s investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, parties in such conflicts may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and the companies in which the Company invests. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Company’s performance and the value of an investment in the Company.

Cybersecurity Risks. We, and others in our industry, are the targets of malicious cyber activity. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data, especially personal and other confidential information.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering, or system failures and disruptions of our computer systems, networks and data. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause, among other adverse effects, interruptions or malfunctions in our operations, misstated or unreliable financial data, misappropriation of assets, loss of personal information, liability for stolen information, any of which could result in financial losses, litigation, regulatory enforcement action and penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

We may have to make a significant investment to fix or replace any inoperable or compromised systems or to modify or enhance its cybersecurity controls, procedures and measures. Similarly, the public perception that we or our affiliates may have been the target of a cybersecurity threat, whether successful or not, also could have a material adverse effect on our reputation and lead to financial losses from loss of business, depending on the nature and severity of the threat.

Third parties with which we do business (including vendors that provide us with services) are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee and borrower information. Cybersecurity failures or breaches to service providers (including, but not limited to, accountants and custodians), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents that affects our data, resulting in increased costs and other consequences, as described above.

The Company does not control the cybersecurity measures put in place by such third parties, and such third parties could have limited indemnification obligations to the Company and its affiliates. If such a third party fails to adopt or adhere to adequate cybersecurity procedures, or if despite such procedures its networks or systems are breached, information relating to investor transactions and/or personal information of investors may be lost or improperly accessed, used or disclosed. The Company, the Adviser and its affiliates have implemented processes, procedures and internal controls to mitigate cybersecurity risks and cyber intrusions, including in its vendors, but these measures, as well as the Company’s increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that the Company’s financial results, operations or confidential information will not be negatively impacted by a cybersecurity or cyber intrusion incident. Substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulatory changes (including any regulations to report material cybersecurity incidents to the SEC), and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

California Consumer Privacy Act (“CCPA”) Considerations. The Company and the Adviser are subject to the requirements of the CCPA. The CCPA imposes a number of obligations on covered businesses, including, among others: (a) obligations to comply with certain privacy requests made by California residents; (b) requirements to provide enhanced privacy notice disclosures; and (c) a requirement to ensure that all individuals responsible for handling consumer inquiries about the business’s privacy practices are informed of the CCPA’s requirements. The CCPA is enforceable by the California Attorney General as of July 1, 2020 and authorizes civil penalties for domestic and intentional violations. The CCPA also provides a private right of action but only in connection with certain “unauthorized access and exfiltration, theft, or disclosure” of a California resident’s non-encrypted or non-redacted personal information, if the business failed to implement and maintain reasonable security procedures and practices appropriate to the nature of the information to protect the personal information. There is a risk that the measures taken to comply with the CCPA will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, the Company and the Adviser and their respective affiliates (as relevant) could face significant administrative and monetary sanctions as well as reputational damage which could have a material adverse effect on the operations, financial condition and prospects of the Company. The above considerations also apply to the portfolio companies of the Company and other counterparties with which the Company conducts investment activities.

Exposure to Financial Institutions. The Company may invest in financial instruments issued by financial institutions, such as investment and commercial banks, insurance companies, savings and loan associations, mortgage originators and other companies engaged in the financial services industry (collectively, “financial institutions”). In addition, financial institutions will act as counterparties to the Company in connection with the Company’s investment activities and may provide certain services to the Company. The Company also may gain exposure to these entities through derivative transactions, including, without limitation, interest rate swaps, options, credit default swaps and credit linked notes, and through long and short strategies. In the course of conducting their business operations, financial institutions are exposed to a variety of risks that are inherent to the financial services industry. Significant risks that could affect the financial condition and results of operations of financial institutions include, but are not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads caused by global and local market and economic conditions; credit-related losses that can occur as a result of an individual, counterparty or issuer being unable or unwilling to honor its contractual obligations; the potential inability to repay short-term borrowings with new borrowings or assets that can be quickly converted into cash while meeting other obligations; operational failures or unfavorable external events; potential changes to the established rules and policies of various U.S. and non-U.S. legislative bodies and regulatory and exchange authorities, such as federal and state securities, bank regulators and industry participants; risks associated with litigation, investigations and/or proceedings by private claimants and governmental and self-regulatory agencies arising in connection with a financial institution’s activities; and its continuing ability to compete effectively in the market.

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

Risks Related to RICs and BDCs

The Company will be Subject to U.S. Federal Income Tax at Corporate Rates if it is Unable to Qualify as a RIC. Although we have elected to be treated, and intend to qualify annually, as a RIC, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC. To obtain and maintain our qualification as a RIC, we must meet the following source-of-income, asset diversification, and distribution requirements.

The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if (i) at least 50% of the value of our total assets are represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” will not include any securities of any one issuer, if our holdings of such issuer constitute greater in value than 5% of our total assets or if we hold greater than 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of our assets are invested in securities of any one issuer (other than U.S. government securities and securities of other RICs), the securities (other than securities of other RICs) of any two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or business, or the securities of one or more “qualified publicly traded partnerships.” Failure to meet those requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. We may have difficulty satisfying the diversification requirement during our ramp-up phase until we have a portfolio of investments.

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

If we fail to qualify as a RIC for any reason and therefore become subject to U.S. federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Limits on Capital Raising; Asset Coverage Ratio. Our business will require a substantial amount of capital. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and may borrow money from banks or other financial institutions, which are referred to collectively herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met, which we met in connection with our Initial Closing) after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200% (or 150% if certain requirements under the 1940 Act are met, which we met in connection with our Initial Closing). If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous. As a result of issuing senior securities, we also will be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, such preferred stock will rank “senior” to our common stock in our capital structure, preferred shareholders will have separate voting rights for certain purposes and may have rights, preferences or privileges more favorable than those of our common stock and the issuance of common stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our shareholders or otherwise be in the best interest of our shareholders.

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

The 1940 Act Permits us to Incur Additional Leverage with Certain Consents. The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% or 150%, if certain requirements are met. Under the 1940 Act, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our Independent Directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In addition, the 1940 Act requires non-listed BDCs, like the Company, to offer to repurchase 25% of its securities each quarter following the calendar quarter in which the BDC obtains such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

The Company May Have Difficulty Paying its Required Distributions if the Company Recognizes Income Before or Without Receiving Cash Representing Such Income. For U.S. federal income tax purposes, the Company will include in its taxable income certain amounts that the Company has not yet received in cash, such as original issue discount, which may arise if the Company receives warrants in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in the Company’s taxable income before the Company receives any corresponding cash payments. The Company also may be required to include in its taxable income certain other amounts that it will not receive in cash. Since, in certain cases, the Company may recognize taxable income before or without receiving corresponding cash payments, the Company may have difficulty meeting the annual distribution requirement necessary to maintain its qualification as a

RIC. Accordingly, to satisfy its RIC distribution requirements, the Company may have to sell some of its investments at times and/or at prices that it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If the Company is not able to obtain cash from other sources, it may fail to qualify as a RIC and thus become subject to U.S. federal income tax. For additional discussion regarding the tax implications of the Company’s election to be taxed as a RIC, please see “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”

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

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited. In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Risks Related to the Private Placement of Common Stock

Capital Commitments and Drawdowns. Until the earlier of a Liquidity Event and a repurchase of all common stock of a shareholder or such later time as set forth under “Item 1. Business — The Private Offering,” each such shareholder will be obligated to fund Drawdowns to purchase additional common stock based on its Capital Commitment at the time the Company makes such financing or investment. To satisfy such obligations, shareholders may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. Failure by a shareholder to timely fund its Capital Commitment may result in some of its common stock being forfeited or subject the shareholder to other remedies available to the Company. Failure of shareholders to contribute their Capital Commitments also could cause the Company to be unable to realize its investment objectives. A default by a substantial number of shareholders or by one or more shareholders who have made substantial Capital Commitments would limit the Company’s opportunities for investment or diversification and would likely reduce returns to the Company. In addition, the Adviser will have broad discretion in determining the specific uses of Drawdown Amounts. See “Non-Specified Investments and Discretion in Determining Use of Drawdown Amounts” for more information.

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

Common Counsel; Interest of Counsel. Eversheds Sutherland (US) LLP, counsel for the Company in connection with the offering of our common stock, advises the Adviser and its affiliates on various matters. Prospective investors should be aware that, to the extent the Company and the Offering would benefit from a review by independent counsel, such benefit has not been provided by the Company.

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

Limited Liquidity. There is currently no public market for our common stock, and a market for the common stock may never develop. The common stock is not registered under the 1933 Act, or any state securities law and is restricted as to transfer by law and the terms of the Subscription Agreement. Shareholders generally may not Transfer common stock unless (i) the Adviser provides prior written consent, which the Adviser may grant or withhold in its sole discretion, (ii) the Transfer is in compliance with the restrictions set forth in the Subscription Agreement, and (iii) the Transfer is made in accordance with applicable laws. Except in limited circumstances for legal or regulatory purposes or in connection with repurchase offers, as described below, shareholders are not entitled to redeem their common stock. While we may undertake a Liquidity Event, there can be no assurance that any potential liquidity event can be achieved. Furthermore, a Public Listing does not ensure that an actual market will develop for a listed security. In addition, following a Public Listing, shareholders may be restricted from selling or disposing of their shares of common stock by applicable securities laws or contractually by a lock-up agreement with the underwriters of any public offering of the common stock conducted in connection with a Public Listing or otherwise. Accordingly, the shareholders must be prepared to bear the economic risk of an investment in the common stock for an indefinite period of time, as there is no guarantee that any liquidity event other than the ultimate dissolution of the Company will occur, and it cannot be determined when such dissolution can be achieved.

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

Shareholders May Experience Dilution. Shareholders will not have preemptive rights to subscribe to or purchase any common stock issued in the future. To the extent we issue additional equity interests, including in a public offering or at subsequent closings during the Fundraising Period, a shareholder’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a shareholder also may experience dilution in the NAV and fair value of our common stock.

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

The systems and resources necessary to comply with public company reporting requirements will increase further once the Company ceases to be an “emerging growth company” under the JOBS Act. As long as the Company remains an emerging growth company, it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in the Company’s internal control over financial reporting go undetected. The Company will remain an emerging growth company for up to five years following an IPO, although if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, it would cease to be an emerging growth company as of the following December 31.

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

Our investment strategy primarily includes investments in senior secured loans, but we may selectively make investments in second lien and subordinated or mezzanine loans, and equity and equity-related securities. As a result, members of the Adviser’s senior investment team and the IC, in their roles at the Adviser, may face conflicts in the allocation of investment opportunities among us and other entities sponsored or managed by the Adviser, Varagon and its affiliates with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with the Adviser’s allocation policy. Generally, when a particular investment would be appropriate for us as well as other entities sponsored or managed by the Adviser, Varagon and its affiliates, such investment will be apportioned by the Adviser’s senior investment team in accordance with (1) the Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including without limitation differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us. The Adviser believes this allocation system is fair and equitable, and consistent with its fiduciary duty to us. In particular, we have disclosed to investors how allocation determinations are made among any investment vehicles sponsored or managed by the Adviser or its affiliates.

As a BDC, the Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without the prior approval of the Independent Directors and, in some cases, the prior approval of the SEC. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. The Company has received an exemptive order from the SEC that permits it, among other things, to co-invest with certain other persons and certain funds managed and controlled by Varagon or an affiliate, subject to the satisfaction of certain conditions. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

Potential Conflicts Arising from the Placement Agent. Man Group is the ultimate parent company of Man Investments, which is also the ultimate parent of the Adviser. Man Investments is acting as the placement agent in connection with the Offering and will receive compensation relating to such services from Varagon or its affiliates. Potential conflicts may arise in connection with the foregoing.

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

Management Fees and Incentive Fees. Even if the value of a shareholder’s investment declines, the management fee and, in certain cases, the incentive fee payable by us to the Adviser still will be payable to the Adviser. The management fee payable to the Adviser is calculated as a percentage of the Company’s adjusted gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts. This management fee calculation may create an incentive for the Adviser to purchase assets with borrowed funds when it is unwise to do so or to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to the Adviser is calculated based on a percentage of our return on invested capital. The incentive fee arrangement may encourage the Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, in the event of a Public Listing, the Management Fee will increase from 0.75% to 1.00% of the average of the Company’s adjusted gross assets (for these purposes, “adjusted gross assets” exclude undrawn capital commitments and cash and cash equivalents but include assets purchased with borrowed amounts). Further, in the event of a Public Listing, the Income Incentive Fee and the Capital Gains Incentive Fees will increase from 12.5% to 20%, but otherwise will be calculated as set forth herein.

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

Risks Associated with the Company’s Investments

Nature of Investments. We primarily invest in senior secured loans, but also may selectively invest in second lien and subordinated or mezzanine loans, and equity and equity-related securities.

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

Equity and Equity-related Investments. When we invest in senior secured loans, second lien and subordinated or mezzanine loans, we may acquire equity and equity-related securities in a portfolio company, such as rights and warrants that may be converted into or exchanged for the issuer’s common stock or the cash value of the issuer’s common stock. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which would grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in its investment documents if the issuer is in financial distress.

Investments in the Subordinated Certificates and Subordinated Interests of Structured Vehicles. The Company invests in the Subordinated Certificates, and in the future may invest in similar first loss or subordinated interests of other structured investment vehicles, including without limitation CLOs (together with other structured investment vehicles, “Structured Vehicles”). Structured Vehicles have leverage embedded in their structures, which can affect the risk and return profile of various tranches of such structures. The Company expects to invest, directly or indirectly, in the unrated or most subordinated tranches of Structured Vehicles that own middle market or other loans and that may be advised by affiliates of the Adviser.

The Company’s rights with respect to first loss or subordinated interest investments in Structured Vehicles, such as the SDLP and CLO equity investments, differ from other types of investments. For example, the Company will not have recourse against the issuers or obligors of the underlying asset pools. If proceeds from the underlying asset pools are not sufficient to provide payments on, or reduce the residual value of, the tranches that the Company, directly or indirectly, holds, the Company will lose money. In addition, the amount of distributions on the Subordinated Certificates will be affected by, among other things, the timing of purchases of underlying loans, the rates of repayment of or distributions on the underlying loans, the rates of delinquencies and defaults on and liquidations of the underlying loans and any unexpected significant expenses incurred by the Structured Vehicle. Moreover, upon the Structured Vehicle’s failure to satisfy its financial covenants or other covenants or upon the occurrence of any other event of default, proceeds otherwise available for distribution to the subordinated tranches of Structured Vehicle (such as the Subordinated Certificates) may be required instead to redeem senior tranches or held to satisfy applicable covenants. Interests of the holders of the senior tranches of a Structured Vehicle, in the event of a default or otherwise, may diverge from the interest of the holders of the subordinated tranches, including the Company. In an event of default, payment to the Company may be deferred or significantly reduced and the Company may be unable to exercise additional remedies under the governing documents.

Certificates, including the Subordinated Certificates, issued in connection with Structured Vehicles may not be registered under the 1933 Act, and may have a limited market or no market, and the Company may not be able to sell such certificates at favorable prices, if at all. Generally, certificates in which the Company invests would be unrated (as is the case with the Subordinated Certificates); however, a downgrade in more senior tranches could still negatively impact the value of the unrated tranches. In addition, certain downgrades in the ratings of the rated tranches, or a withdrawal of the ratings of a tranche, may result in an event of default under the Structured Vehicle’s governing documents. Moreover, there is no assurance that any holder of any of the issued securities of a Structured Vehicle will fund its respective capital contributions when required. A failure by any such holder to fund any commitment when required, including in the case of the SDLP, may impair the ability of the Structured Vehicle to fund amounts required, resulting in an impairment in the value of the Structured Vehicle, and therefore the Company’s investment in its certificates.

In the case of the SDLP, the Company, as a minority indirect holder of the Subordinated Certificates, in numerous instances will not control the timing of a redemption or refinancing of, or purchase of certain assets from, the SDLP following certain trigger events, as these rights are reserved to the majority Certificate holder. In the event that the majority Certificate holder elects to direct a redemption or refinancing or exercises its right to purchase those assets from SDLP, the Company will have the right to participate ratably in the proceeds allocated to the Subordinated Certificates and the right to purchase its pro rata portion of any assets sold to the majority Certificate holder on the same terms. Nonetheless, investment and other material decisions of the SDLP require the approval of the SDLP’s investment committee, on which investment committee each of the Company and ARCC exercises two votes. As a result, the

Company does not have sole discretionary authority in respect of actions of the SDLP. The Company has no current plan or intent to sell the Subordinated Certificates within the five-year period beginning on the date of the Initial Closing, although the Company, in its sole discretion acting in the best interest of the Company, may determine to so sell the Subordinated Certificates at any time in the future.

In October 2014, six federal agencies adopted joint final rules implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Act (the “Final U.S. Risk Retention Rules”) in respect of a variety of financing securitization structures. There is uncertainty as to whether or not the Final U.S. Risk Retention Rules would apply to the SDLP and similar CLOs. While we believe that the SDLP has been structured to comply with the Final U.S. Risk Retention Rules (the “RR Structure”) were they to apply, there can be no assurance that the applicable governmental authorities will agree that the RR Structure, will satisfy any such requirements of the Final U.S. Risk Retention Rules. To the extent the Final U.S. Risk Retention Rules were determined to apply to the SDLP and the RR Structure was determined to not be compliant with the Final U.S. Risk Retention Rules, the Company, through its indirect interest in the Subordinated Certificates, could be required to pay damages, transfer interests, be subject to cease and desist orders or other regulatory action, which could materially adversely affect the value of the Subordinated Certificates.

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

Risks Relating to our Investment in SDLP.

We may make indirect investments in portfolio companies through joint ventures, including SDLP. In general, the risks associated with indirect investments in portfolio companies through a joint venture are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in SDLP, we will nonetheless be exposed to the creditworthiness of SDLP. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the SDLP (i.e., our investment in SDLP could be structurally subordinated to the other obligations of the portfolio company). In addition, we may be required to rely on ARCC, our joint venture partner in SDLP, when making decisions regarding SDLP’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of ARCC in SDLP. See “Risks Associated with the Company’s Investments – Investments in the Subordinated Certificates and Subordinated Interests of Structured Vehicles” for more information relating to risks associated with the Subordinated Certificates.

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

We also may make unsecured debt investments in portfolio companies, meaning that such investments may not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in portfolio companies with senior debt outstanding also may be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

The Company’s Investments Will Be Illiquid and Long Term. We generally will make loans to private companies that are illiquid and may be difficult for us to sell if the need arises. Although portfolio financings and investments by us may generate current income, the return of capital and the realization of gains, if any, from a financing or investment generally will occur only upon the partial or complete satisfaction of the financing conditions or disposition of such investment, which may not occur for a number of years after the investment is made. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded such investments. In addition, we will not be able to sell securities we purchase publicly, if we hold any, unless the sale of such securities is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In addition, in some cases, we may be prohibited by contract from selling certain securities we invest in for a period of time or we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we hold a significant portion of a company’s equity or if we have material non-public information regarding that company. Furthermore, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by the Board. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments.

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

Defaults by Portfolio Companies. Our business is at risk if one of our borrowers defaults. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Additionally, the return of principal of loans will depend in large part on the creditworthiness and financial strength of borrowers. If there is a default by the borrower under a loan, we will, in many circumstances, have contractual remedies pursuant to the loan agreements, including, in many cases, the sale of collateral. However, exercising such contractual rights may involve delays or costs, and any available collateral may prove to be unsaleable or saleable only at a price less than the loaned amount, which could result in a loss to the Company. There can be no guarantee that legal action will allow for the recovery of all outstanding loan balances due to the Company. We may choose to enter into forbearance agreements or delay legal action if it believes that such action improves the opportunity for a better outcome. The pursuit or delay of legal action may significantly increase the amount of time required to collect principal balances or lead to principal losses.

Prepayments by Portfolio Companies. We will be subject to the risk that the debt investments we make in portfolio companies may be repaid prior to maturity. The Adviser expects that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, the Adviser may reinvest a portion of these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment also may be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company’s cybersecurity program is designed to identify, assess, and manage material risks from cybersecurity threats. The Company also relies on the cybersecurity policies and procedures implemented by Varagon and its affiliates. Varagon has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of controls, processes, systems, and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our data. Pursuant to Varagon’s Information Security (Safeguards) Policy (the “Information Security Policy”), the Chief Financial Officer of Varagon serves as the Information Security Policy Coordinator and is responsible for the ongoing and regular monitoring of the Information Security Policy to ensure that it is operating in a manner reasonably calculated to prevent unauthorized access to, or unauthorized use of, non-public information. Varagon has engaged and may engage, from time to time, assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks, subject to the continued oversight of Varagon.

The Chief Financial Officer of Varagon is responsible for identifying and assessing reasonably foreseeable internal and external risks to the security, confidentiality, and/or integrity of any electronic, paper, or other records containing non-public information, and evaluating and improving, where necessary, the effectiveness of the current safeguards for limiting such risks, including those pertaining to the Company. Additionally, Varagon uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process, Varagon also maintains an incident response plan that is utilized when cybersecurity incidents impacting the Company or the Adviser are detected. Varagon also requires that all employees, including employees of the Adviser, complete periodic information security training, including new hire training, regular compliance training, and periodic informal training pertaining on specific areas of concern.

Material Impact of Cybersecurity Risks

As of the date of this Annual Report on Form 10-K, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, future incidents could have a material impact on its business. Additional information about cybersecurity risks the Company faces is described in Item 1A of Part I, “Risk Factors,” under the heading “Cybersecurity Risks,” which should be read in conjunction with the information above.

Governance

The Company’s cybersecurity risks and associated mitigations are evaluated by the Company’s management and Varagon periodically, but no less frequently than annually. Management and representatives of Varagon periodically report to the Board on information security and cybersecurity matters. Reports include, among other things, the overall state of the Company’s cybersecurity program, information on the current threat landscape, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of material cybersecurity risks to the Company.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Until the completion of any Public Listing, our common stock will be offered and sold in the United States in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D promulgated thereunder or may be offered and sold outside the United States in transactions exempt from registration under the 1933 Act in accordance with Regulation S. There is no public market for our common stock currently, nor can we give any assurance that one will develop. For this reason, we are not providing the performance graph required by Item 201(e) of Regulation S-K.

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

Holders

As of March 25, 2024, we had 50 shareholders of record.

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

If we were to engage in a repurchase offer, shareholders would be able to tender their shares of common stock at a price equal to our NAV per share as of a recent date. Any repurchase offer presented to our shareholders will remain open for a minimum of 20 business days following the commencement of the repurchase offer. In the materials that we send to our shareholders regarding a repurchase offer, we will include the date that the repurchase offer will expire. All tenders for repurchase requests must be received prior to the expiration of the repurchase offer in order to be valid.

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

As of December 31, 2023, we have not offered to repurchase shares of common stock.

Unregistered Sales of Equity Securities and use of Proceeds

All sales of unregistered securities during the year ended December 31, 2023 were reported in a Form 8-K filed with the SEC.

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
•
interest rate volatility, including the replacement of LIBOR with alternate reference rates and relatively high interest rates, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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

The Company has a wholly owned subsidiary, VCC Equity Holdings, LLC ("VCCEH”), that is taxed as a corporation for U.S. federal income tax purposes. VCCEH was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code, and the assets held by VCCEH are pledged as collateral supporting the amounts outstanding under the CIBC Facility (as discussed below). In addition, the Company has two other wholly owned subsidiaries, VCC Funding, LLC ("VCCF"), a bankruptcy remote special purpose entity, whose assets are pledged as collateral supporting the amounts outstanding under the JPM Facility (as discussed below), and Varagon SDLP, LLC (“VSDLP”), which holds the Company's interest in the SDLP. VCCEH, VCCF and VSDLP are each wholly owned subsidiaries of the Company, and as such are consolidated in its consolidated financial statements commencing from June 2, 2022, the commencement of investment operations, in accordance with the Company’s consolidation policy.

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

Varagon Transaction with Man Group plc

On July 5, 2023, Varagon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Man Group plc (“Man Group”), pursuant to which a newly formed indirect subsidiary of Man Group merged with and into Varagon, with Varagon surviving the merger as an indirect subsidiary of Man Group (the “Transaction”). The Transaction closed on September 6, 2023. As a result, following the Transaction, Man Group owns a majority interest in Varagon and Varagon management continues to own, directly or indirectly, a minority interest in Varagon. Although the ownership of Varagon changed as a result of the Transaction, there are no material changes to the investment advisory or administrative services performed by the Adviser or Varagon in its capacity as the Company’s administrator.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of December 31, 2023, the Company's asset coverage ratio was 238.22%.

Portfolio and Investment Activity

As of December 31, 2023, our portfolio had a fair value of approximately $686.0 million. The following table summarizes our portfolio and investment activity during the year ended December 31, 2023 (dollars in thousands):

Year Ended December 31, 2023
Investments made in new portfolio companies	$39,128
Investments made in existing portfolio companies	50,766
Aggregate amount in exits and repayments	(70,951)
Net investment activity	$18,943

Portfolio Companies, at beginning of period	77
Number of new portfolio companies	14
Number of exited portfolio companies	(6)
Portfolio companies, at end of period	85

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$506,153	72.5%	$497,911	72.6%
Equity	3,989	0.6	3,641	0.5
Subordinated Certificates of the SDLP	188,471	26.9	184,485	26.9
Total Investments	$698,613	100.0%	$686,037	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023		As of December 31, 2022
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	11.7%	12.4%	10.3%	11.0%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	14.3	14.6	13.5	13.8
Total	12.4%	13.0%	11.1%	11.7%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	As of December 31, 2023		As of December 31, 2022
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$7,924	1.2%	$14,965	2.3%
2	654,568	95.4	643,637	96.6
3	23,545	3.4	5,261	0.8
4	—	—	—	—
5	—	—	2,273	0.3
Total	$686,037	100.0%	$666,136	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	As of December 31, 2023		As of December 31, 2022
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$694,624	100.0%	$674,757	100.0%
Non-Accrual	—	—	—	—
Total	$694,624	100.0%	$674,757	100.0%

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of December 31, 2023 and December 31, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of December 31, 2023 and December 31, 2022, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of December 31, 2023 and December 31, 2022, the Company has funded $189.7 million and $182.0 million, respectively, of its commitment to the SDLP and had $16.6 million and $24.3 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $188.5 million and $184.5 million, respectively, as of December 31, 2023, and $182.0 million and $178.4 million, respectively, as of December 31, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 14.3% and 14.6%, respectively, as of December 31, 2023, and 13.5% and 13.8%, respectively, as of December 31, 2022. For the year ended December 31, 2023, the Company earned interest income of $25.9 million, from its investment in the Subordinated Certificates. For the year ended December 31, 2022, the Company earned interest income of $12.9 million from its investment in the Subordinated Certificates. As of December 31, 2023 and December 31, 2022, $6.8 million and $6.4 million was in Interest receivable on the Statement of Assets and Liabilities.

As of December 31, 2023 and December 31, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2023 and December 31, 2022, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2023 and December 31, 2022 (dollars in millions):

	As of December 31, 2023	As of December 31, 2022
Total first lien senior secured loans(1)	$5,431	$5,174
Largest loan to a single borrower(1)	$370	$377
Total of five largest loans to borrower(1)	$1,650	$1,631
Number of borrowers in the SDLP	22	22
Commitments to fund delayed draw loans (2)	$260	$294

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of December 31, 2023 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	$11,478	$11,478	$11,363	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	45,911	45,911	45,452	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(Q)	11.54%	8/31/2027	157,588	157,588	156,012	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	41,110	41,110	40,699	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.38%	11/2/2029	3,179	3,179	3,179	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Term Loan	SOFR	+	7.00%	(Q)	12.38%	11/2/2029	275,175	275,175	275,175	(2)
										534,441	531,880
Auto Components
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	10.04%	8/31/2028	169,531	169,531	152,578	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	34,859	34,859	31,373	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	24,859	24,859	22,374	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	2,270	2,270	2,043	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	40,033	40,033	36,030	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.50%	5/19/2027	32,199	32,199	26,081	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	SOFR	+	8.00%	(Q)	13.52%	5/19/2027	192,273	192,272	155,741	(2)
										496,023	426,220
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	228,385	228,385	228,385	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	67,198	67,198	67,198	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.93%	10/13/2027	47,311	47,311	46,365	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(Q)	10.93%	10/13/2027	197,885	197,885	193,927	(2)
Valcourt Holdings II, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.75%	(S)	11.27%	11/21/2029	262,536	262,536	257,286	(2)
Valcourt Holdings II, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.27%	11/21/2029	—	—	—	(2)
										803,315	793,161
Diversified Consumer Services
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(Q)	11.46%	1/18/2024	145,432	145,429	145,432	(2)
										145,429	145,432
Food & Staples Retailing
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	3/28/2025	83,991	83,991	83,991	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	64,989	64,989	64,989	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	170,089	170,089	170,089	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	4,252	4,252	4,252	(2)
										323,321	323,321
Food Products
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	13,970	13,970	13,132	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	29,294	29,294	27,536	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	47,131	47,131	44,303	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	177,136	177,136	166,508	(2)
										267,531	251,479
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	—	—	(2)(3)

Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
										—	—
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Hotels, Restaurants & Leisure	Term Loan	SOFR	+	6.25%	(Q)	11.72%	6/29/2029	169,150	169,150	169,150	(2)
Triwizard Holdings, Inc.	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.72%	6/29/2029	—	—	—	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.25%	4/2/2029	233,445	233,445	233,445	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.25%	4/2/2029	40,012	40,012	40,012	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.03%	6/8/2026	24,670	24,670	24,670	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.04%	6/8/2026	103,425	103,425	103,425	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.08%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.62%	6/8/2026	53,865	53,865	53,865	(2)
										674,567	674,567
Household Products
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	303,188	303,188	300,156	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	40,367	40,367	39,963	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	26,670	26,670	26,403	(2)
										370,225	366,522
Insurance
Benecon Midco II, LLC	Insurance	Term Loan	SOFR	+	5.25%	(M)	10.71%	12/4/2026	170,188	170,188	170,188	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	24,463	24,463	24,463	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	14,550	14,550	14,550	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	206,190	206,190	206,190	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	58,320	58,320	58,320	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	22,025	22,025	21,805	(2)
										495,736	495,516
Machinery
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.03%	10/26/2027	34,940	34,940	34,591	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	SOFR	+	5.50%	(Q)	11.00%	10/26/2027	221,631	221,631	219,415	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.53%	12/29/2026	61,696	61,696	61,696	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	SOFR	+	6.00%	(Q)	11.53%	12/29/2026	205,398	205,398	205,398	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.03%	12/29/2026	12,600	12,600	12,600	(2)
										536,265	533,700
Software
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	8.75%	(Q)	14.13%	6/30/2024	252,313	252,295	219,512	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	SOFR	+	5.25%	(Q)	10.75%	5/29/2025	259,306	259,306	259,306	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.75%	5/29/2025	75,601	75,601	75,601	(2)
										587,202	554,419
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	6.25%	(M)	11.71%	12/14/2027	32,913	32,913	32,913	(2)
										32,913	32,913

Total Investments, December 31, 2023										$5,266,968	$5,129,130

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of December 31, 2023.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2023.

Below is a listing of SDLP’s individual investments as of December 31, 2022(4) (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	$11,595	$11,595	$11,363	(2)
Precinmac (US) Holdings Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	46,379	46,379	45,451	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	159,200	159,200	156,016	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	41,530	41,530	40,700	(2)
Qnnect, LLC and Connector TopCo, LP	Term Loan	SOFR	+	7.00%	(S)	11.11%	11/2/2029	277,255	277,255	268,937	(2)
									535,959	522,467
Auto Components
Arrowhead Holdco Company	Term Loan	SOFR	+	4.50%	(Q)	9.05%	8/31/2028	171,265	171,265	162,702	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.61%	8/31/2028	35,215	35,215	33,454	(2)
Arrowhead Holdco Company	Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	25,113	25,113	23,857	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	2,293	2,293	2,179	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	40,442	40,442	38,420	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	11.65%	5/19/2027	31,155	31,155	28,974	(2)
North Haven Falcon Buyer, LLC	Term Loan	LIBOR	+	6.50%	(Q)	11.18%	5/19/2027	186,042	186,042	173,019	(2)
									491,525	462,605
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	6.25%	(M)	10.63%	8/17/2029	230,698	230,698	226,084	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	10.63%	8/17/2029	55,816	55,816	54,700	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	42,384	42,384	41,113	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	199,904	199,904	193,907	(2)
									528,802	515,804
Diversified Consumer Services
Excelligence Learning Corporation	Term Loan	LIBOR	+	6.00%	(Q)	9.67%	1/18/2024	146,348	146,289	146,348	(2)
									146,289	146,348
Food & Staples Retailing
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.99%	3/28/2025	66,164	66,164	66,164	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	65,659	65,659	65,659	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	171,875	171,875	171,875	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	4,297	4,297	4,297	(2)
									307,995	307,995
Food Products
Manna Pro Products, LLC	Term Loan	LIBOR	+	6.00%	(M)	10.29%	12/10/2026	14,114	14,114	13,126	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/10/2026	29,641	29,641	27,566	(2)
Manna Pro Products, LLC	Term Loan	LIBOR	+	6.00%	(M)	10.07%	12/10/2026	47,565	47,565	44,236	(2)
Manna Pro Products, LLC	Term Loan	LIBOR	+	6.00%	(M)	10.07%	12/10/2026	178,962	178,962	166,435	(2)
									270,282	251,363
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Term Loan	LIBOR	+	6.50%	(Q)	11.34%	11/21/2024	4,551	4,340	1,911	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	LIBOR	+	6.50%	(Q)	11.34%	11/21/2024	18,369	17,518	7,715	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	11.34% (4.00% PIK)	11/21/2024	125,369	119,560	52,655	(2)(3)
Center for Autism and Related Disorders, LLC	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	10.17%	11/21/2024	6,900	6,580	2,898	(2)(3)
									147,998	65,179
Hotels, Restaurants, & Leisure
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	5.50%	(Q)	10.28%	4/2/2029	235,815	235,815	235,815	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	6.25%	4/2/2029	19,507	19,507	19,507	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.87%	6/8/2026	24,920	24,920	24,920	(2)
HGC Holdings, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.55%	6/8/2026	104,475	104,475	104,475	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.89%	6/8/2026	12,000	12,000	12,000	(2)

Towne Holdings, Inc.	Term Loan	SOFR	+	8.75%	(Q)	13.79%	8/31/2023	146,866	146,866	143,929	(2)
									543,583	540,646
Household Products
Walnut Parent, Inc.	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	308,000	308,000	298,760	(2)
Walnut Parent, Inc.	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	41,834	41,834	40,579	(2)
Walnut Parent, Inc.	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	27,171	27,171	26,355	(2)
									377,005	365,694
Insurance
Benecon Midco II, LLC	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	12/4/2026	171,938	171,938	171,938	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	24,713	24,713	24,466	(2)
THG Acquisition, LLC	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	14,700	14,700	14,553	(2)
THG Acquisition, LLC	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	208,338	208,338	206,254	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	58,922	58,922	58,333	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	14,521	14,521	14,231	(2)
									493,132	489,775
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	10.69%	10/26/2027	9,720	9,720	9,623	(2)
Harvey Tool Company, LLC	Term Loan	LIBOR	+	5.50%	(Q)	10.23%	10/26/2027	223,893	223,893	221,654	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/29/2026	62,329	62,329	61,082	(2)
NCWS Intermediate, Inc.	Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/29/2026	207,515	207,515	203,365	(2)
									503,457	495,724
Software
Emergency Communications Network, LLC	Term Loan	SOFR	+	7.75%	(Q)	11.84%	6/30/2024	238,820	238,766	214,938	(2)
n2y Holdings, LLC	Term Loan	LIBOR	+	5.75%	(M)	10.14%	11/13/2026	66,150	66,150	65,489	(2)
n2y Holdings, LLC	Term Loan	LIBOR	+	5.75%	(M)	10.14%	11/13/2026	127,313	127,313	126,039	(2)
Pegasus Global Enterprise Holdings, LLC	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	5/29/2025	262,021	262,021	262,021	(2)
Pegasus Global Enterprise Holdings, LLC	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	6.25%	5/29/2025	76,382	76,382	76,382	(2)
									770,632	744,869
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(M)	11.42%	12/14/2027	49,614	49,614	49,614	(2)
									49,614	49,614

Total Investments, December 31, 2022									$5,166,273	$4,958,083

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

(4) The December 31, 2022 presentation has been revised to conform to the December 31, 2023 presentation.

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

After performing the investment analysis and income analysis for the year ended December 31, 2023, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the audited financial statements of SDLP are attached as an exhibit to this Annual Report on Form 10-K.

Results of Operations

We commenced investment operations and began investing activities on June 2, 2022 and therefore comparisons set forth below may not be meaningful. Our operating results for the year ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Total investment income	$82,549	$38,229
Total expenses (including excise tax expense)	39,910	16,428
Net investment income	42,639	21,801
Net realized gain (loss)	(289)	—
Net change in unrealized appreciation (depreciation)	(108)	(12,559)
Net increase in net assets resulting from operations	$42,242	$9,242
Net investment income per share - basic and diluted	$1.03	$0.55
Net increase in net assets resulting from operations per share - basic and diluted	$1.02	$0.23

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

Investment income increased to $82.5 million for the year ended December 31, 2023, from $38.2 million for the comparable period in the prior year, primarily due to increased investment activity driven by an increase in our deployed capital and an increase in interest income from investments in our portfolio companies from higher weighted average interest rates and, to a lesser extent, fee income.

Operating Expenses

Expenses for the year ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Base management fees	$5,081	$2,818
Income-based incentive fees	6,035	1,329
Professional fees	2,295	1,254
Administrator expenses	1,188	728
Interest expenses	21,187	8,191
Credit facility fees	2,676	1,146
Directors’ fees and expenses	339	349
Organizational expenses	378	187
Insurance expenses	385	240
Other general and administrative	344	124
Excise tax expense	2	62
Total expenses	$39,910	$16,428

Total expenses increased to $39.9 million for the year ended December 31, 2023, from $16.4 million for the year ended December 31, 2022.

Management and Incentive Fees

The increase in management and incentive fees for the year ended December 31, 2023 from the comparable periods in the prior year were primarily driven by our increasing invested balance.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees increased to $23.9 million, for the year ended December 31, 2023 from $9.3 million for the year ended December 31, 2022. The increase was primarily attributable to increased expenses related to the JPM Facility (as defined below) and the addition of the CIBC Facility (as defined below) during the period. The increased expenses associated with the JPM Facility was primarily related to the Amendment (as defined below) that resulted in an acceleration of debt financing costs in the amount of $1.4 million during the year ended December 31, 2023 (see "JPM Facility" below for more information).

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the year ended December 31, 2023, we had $(0.3) million of realized losses, due to the disposition of one of our portfolio companies.

For the year ended December 31, 2022, we did not have any realized gains or losses on our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation

For the year ended December 31, 2023, we had $(0.1) million of unrealized depreciation on investments and derivatives due to overall unfavorable market spread adjustments on the portfolio during the period.

For the year ended December 31, 2022, we had $(12.6) million of unrealized depreciation on investments due to overall unfavorable market spread adjustments on the portfolio during the period.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2023, the net increase in net assets resulting from operations was $42.2 million or $1.02 per share. For the year ended December 31, 2022, the net increase in net assets resulting from operations was $9.2 million or $0.23 per share.

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

As of December 31, 2023, we had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock. On June 2, 2022, we delivered our first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $5.1 million was from Varagon and current officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through December 31, 2023 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through December 31, 2023 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Total					$63,578	24,949	$248

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of December 31, 2023.

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

The JPM Facility currently allows VCCF to borrow up to $300 million, subject to certain leverage and borrowing base restrictions, and may potentially be expanded up to $600 million with the consent of the lenders. The JPM Facility’s reinvestment period ends on June 2, 2025 and has a termination date of June 2, 2027.

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

On January 26, 2023, the Company entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”). The First Amendment, among other things: (i) reduces the borrowings available under the JPM Facility from up to $500 million to up to $300 million, subject to certain leverage and borrowing base restrictions; and (ii) reduces the commitment increase, subject to lender consent, from up to $800 million to up to $600 million. The reduction was accounted for as a debt modification to a line-of-credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt financing costs in the amount of $1.4 million and was recorded on the Consolidated Statement of Operations as a component of "Credit facility fees."

On November 20, 2023, the Company entered into a Second Amendment to the Loan and Security Agreement (the "Second Amendment"). The Second Amendment, among other things: (i) permits the inclusion of revolving loans as collateral to the JPM Facility; (ii) decreases the minimum funding amount under the Loan and Agreement from 85% to 75% of the financing commitment which commenced November 21, 2023; and (iii) increases the percentage of Collateral Principal Amount (as defined in the Second Amendment) that may consist of portfolio investments the obligors of which have a leverage ratio equal to or greater than 7.0x from 0.0% to 10.0%.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the year ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022
JPM Facility interest	$19,427	$8,191
JPM Facility unused fees	374	675
Amortization of debt issuance costs	1,918	471
Total interest and financing expenses related to the JPM Facility	$21,719	$9,337
Weighted average outstanding debt balance of the JPM Facility	$254,857	$272,019
Weighted average interest rate of the JPM Facility (annualized)	7.6%	5.2%

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

At December 31, 2023, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the year ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022
CIBC Facility interest	$1,647	$—
CIBC Facility unused fees	181	—
Amortization of debt issuance costs	199	—
Total interest and financing expenses related to the CIBC Facility	$2,027	$—
Weighted average outstanding debt balance of the CIBC Facility	$21,184	$—
Weighted average interest rate of the CIBC Facility (annualized)	7.8%	—%

Unsecured Notes

On December 21, 2023, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $25,000,000 in aggregate principal amount of Series A Senior Notes, Tranche A, due December 21, 2026, with a fixed interest rate of 8.10% per year (the “2026 Notes”), and $25,000,000 in aggregate principal amount of Series A Senior Notes, Tranche B, due December 21, 2028, with a fixed interest rate of 8.20% per year (the “2028 Notes” and, together with the 2026 Notes, the “Notes”), to qualified institutional investors in a private offering exempt from the registration requirements of the 1933 Act. The Notes are guaranteed by VCC Equity Holdings, LLC, a wholly owned subsidiary of the Company.

Interest on the Notes will be payable semi-annually on June 21 and December 21 each year, beginning on June 21, 2024. The 2026 Notes and the 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to September 21, 2026 and September 21, 2028, respectively, at par plus accrued interest to the redemption date and a make-whole premium, and thereafter at par plus accrued interest to the redemption date. In addition, the Company is obligated to offer to prepay the Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

At December 31, 2023, the carrying amount of the Notes approximated their fair value.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022
2026 Notes interest	$56	$—
2028 Notes interest	57	$—
Amortization of debt issuance costs	4	$—
Total	$117	$—
Weighted average stated interest rate	8.2%	$—
Weighted average outstanding balance	1,507	$—

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of December 31, 2023 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
JPM Facility	$233,900	$—	$—	$233,900	$—
CIBC Facility	7,770	—	—	7,770	—
2026 Notes	25,000	—	25,000	—	—
2028 Notes	25,000	—	—	25,000	—
Total debt obligations	$291,670	$—	$25,000	$266,670	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Reimbursement Agreement;
•
the Fronting Letter Agreement; and
•
the Placement Agent Agreements.

For more information on the above agreements, see "Item 1. Notes to Consolidated Financial Statements - Note 7. Related Party Transactions".

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of December 31, 2023 and December 31, 2022, we had commitments under loan and financing agreements to fund up to $22.7 million to 29 portfolio companies and $33.0 million and 30 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2023 and December 31, 2022 are shown in the table below (dollars in thousands):

	As of December 31, 2023	As of December 31, 2022
Accupac, LLC	564	564
ADPD Holdings, LLC	5	5
ADPD Holdings, LLC	—	2
ADPD Holdings, LLC	12	13
ADPD Holdings, LLC	13	13
Advanced Web Technologies Holding Company	—	76
Adviser Investments, LLC	9	9
Adviser Investments, LLC	37	53
Arrowhead Holdco Company	—	19
Boulder Scientific Company, LLC	625	1,043
BRG Acquisition Co., LLC	600	600
Cadent, LLC	—	181
Castleworks Home Services Company	7	277
Center for Autism and Related Disorders, LLC	—	2,235
Concord III, L.L.C.,	210	—
Energy Labs Holding Corp.	—	943
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	360	456
Eye Health America, LLC	1,092	1,146
Fingerpaint Marketing, Inc.	14	—
HLSG Intermediate, LLC	1,655	—
JTM Foods LLC	3	—
KL Bronco Acquisition, Inc.	—	27
KL Bronco Acquisition, Inc.	250	536
KL Bronco Acquisition, Inc.	1,786	1,786
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	405	—
Leiters, Inc.	244	—
M&D Midco, Inc.	11	12
M&D Midco, Inc.	10	23
MDI Buyer, Inc.	7	7
MWD Management, LLC	266	—
MWD Management, LLC	—	233
North Haven Stallone Buyer, LLC	333	—
North Haven Stallone Buyer, LLC	—	10
OIS Management Services, LLC	577	577
OIS Management Services, LLC	—	1,923
Oliver Packaging, LLC	176	585
Online Labels Group, LLC	10	—
Online Labels Group, LLC	9	—
Online Labels Group, LLC	9	—
Pediatric Home Respiratory Services, LLC	—	1,063
POY Holdings, LLC	1,211	—
RFI Buyer, Inc.	12	12
RFI Buyer, Inc.	—	14
Senior Direct Lending Program, LLC	8,557	10,438
SGA Dental Partners Opco, LLC	—	4,629
SGA Dental Partners Opco, LLC	1,394	—
Techmer BB Bidco, LLC	—	7
Techmer BB Bidco, LLC	32	36
Turbo Buyer, Inc.	760	760
United Musculoskeletal Partners Acquisition Holdings, LLC	562	1,630
USN Opco, LLC	—	593
USSC Acquisition Corp.	—	331
Total Unfunded Commitments	$22,714	$32,982

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the year ended December 31, 2023, the Company earned PIK interest of $0.5 million. For the year ended December 31, 2022, the Company earned PIK interest of $0.1 million.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the year ended December 31, 2023, the Company earned $7,524 of PIK fee income. For the year ended December 31, 2022, the Company earned $0.2 million of PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of December 31, 2023 and December 31, 2022.

Recent Developments

On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes, we entered into an interest rate swap agreement for a total notional amount of $25,000,000 and $25,000,000 that matures on December 21, 2026 and December 21, 2028, respectively. Under the interest rate swap agreement for the 2026 Notes and the 2028 Notes, we receive a fixed interest rate of 8.10% and 8.20% and pay a floating interest rate of SOFR + 4.226% and SOFR + 4.595%, respectively.

On March 20, 2024, the Board determined to extend the Fundraising Period from 24 months to 42 months after the Initial Closing. As a result of the foregoing, we extended the period during which we may hold subsequent closings from June 2, 2024 to December 2, 2025.

On March 20, 2024, the Board declared a dividend of $0.2371 per share and a special dividend of $0.0333 per share, both payable on April 10, 2024 to shareholders of record as of the close of business on March 29, 2024.

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

We expect that our long-term investments will be financed primarily with equity and debt. In connection with each of the 2026 Notes and the 2028 Notes, we entered into an interest rate swap agreement in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We invest primarily in illiquid debt of private companies. Most of our investments will not have a readily available market quotation, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single technique for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If, in the future, we are required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Valuation Risk

We plan to invest primarily in senior secured loans but may also selectively invest in second lien and subordinated or mezzanine loans of, and equity and equity-related securities in, U.S. middle market companies. Most of our investments will not have a readily available market quotation, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

Since March 2022, the Federal Reserve has been rapidly raising interest rates. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could force the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of December 31, 2023, all income producing investments in our portfolio and the outstanding borrowings under our credit facilities were at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2023, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$21,400	$7,250	$14,150
Up 200 basis points	14,300	4,833	9,467
Up 100 basis points	7,100	2,417	4,683
Down 100 basis points	(7,100)	(2,417)	(4,683)
Down 200 basis points	(14,300)	(4,833)	(9,467)
Down 300 basis points	(21,400)	(7,250)	(14,150)

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Varagon Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Varagon Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian and directly with designees of the portfolio companies or debt agents; when replies were not received from the designees of the portfolio companies or debt agents, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/ Ernst & Young LLP

Dallas, Texas

March 25, 2024

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	As of	As of
ASSETS	December 31, 2023	December 31, 2022
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $510,142 and $496,688, respectively)	$501,552	$487,769
Controlled investments, at fair value (amortized cost of $188,471 and $182,007, respectively)	184,485	178,367
Total investments, at fair value (amortized cost of $698,613 and $678,695, respectively)	686,037	666,136
Cash	19,976	20,416
Interest receivable	11,263	9,271
Deferred financing costs	2,649	3,572
Prepaid expenses	416	694
Other assets	21	83
Total assets	$720,362	$700,172

LIABILITIES
Revolving credit facility payable (Note 6)	$241,670	$270,500
Notes payable (net of debt issuance costs of $362, and $0, respectively) (Note 6)	49,638	—
Fronting amount payable (Note 7)	—	8,000
Shareholder distributions payable	14,950	9,978
Derivative contracts payable, at fair value	91	—
Interest and credit facility fees payable	5,002	4,367
Base management fees payable (Note 7)	1,286	1,264
Income incentive fees payable (Note 7)	2,207	473
Administrator expenses payable	287	295
Directors' fees and expenses payable (Note 9)	82	84
Due to affiliates	859	783
Accounts payable and accrued expenses	1,140	751
Total liabilities	317,212	296,495

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,505,531 shares issued and outstanding at December 31, 2023, and 500,000,000 shares authorized; 41,490,642 shares issued and outstanding at December 31, 2022	415	415
Paid-in capital in excess of par value	414,985	414,868
Total accumulated earnings (loss)	(12,250)	(11,606)
Total net assets	$403,150	$403,677
NET ASSETS PER SHARE	$9.71	$9.73

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

	For the year ended December 31,
	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$55,932	$25,020
Fee income	684	332
Total investment income from non-controlled/non-affiliated investments	56,616	25,352
From controlled investments:
Interest income	25,933	12,877
Total investment income from controlled investments	25,933	12,877
Total investment income	82,549	38,229

Expenses:
Base management fees (Note 7)	$5,081	$2,818
Income incentive fees (Note 7)	6,035	1,329
Professional fees	2,295	1,254
Administrator expenses	1,188	728
Interest expenses (Note 6)	21,187	8,191
Credit facility fees (Note 6)	2,676	1,146
Directors’ fees and expenses (Note 9)	339	349
Organizational expenses	378	187
Insurance expenses	385	240
Other general and administrative expenses	344	124
Total expenses before taxes	39,908	16,366
Net investment income before taxes	42,641	21,863
Excise tax expense	2	62
Net investment income (loss)	42,639	21,801

Realized and unrealized gain (loss):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(289)	—
Net realized gain (loss) on investments	(289)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	329	(8,919)
Controlled investments	(346)	(3,640)
Net Change in Unrealized appreciation (depreciation) on investments	(17)	(12,559)
Net change in unrealized appreciation (depreciation) on derivatives	(91)	—
Net change in unrealized appreciation (depreciation)	(108)	(12,559)
Net realized and unrealized gains (losses)	(397)	(12,559)
Net increase (decrease) in net assets resulting from operations	$42,242	$9,242

Per Common Share Information:
Weighted average shares outstanding	41,499,392	39,848,927
Net investment income per share (basic and diluted) (1)	$1.03	$0.55
Earnings per share (basic and diluted) (1)	$1.02	$0.23

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

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

	Common Stock			Paid in Capital in		Accumulated	Total
	Shares	Par Amount (1)		Excess of Par (1)		earnings (losses)	Net Assets
Balance at December 31, 2021	—	$—		$—		$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—		—		21,801	21,801
Net change in unrealized appreciation (depreciation) on investments	—	—		—		(12,559)	(12,559)
Capital transactions:
Issuance of common stock	41,486,827	415		414,890		—	415,305
Issuance of common shares pursuant to distribution reinvestment plan	3,915	—	(1)	40		—	40
Redemption of common stock	(100)	—	(1)	—	(1)	—	—
Distributions to shareholders	—	—		—		(20,910)	(20,910)
Tax reclassification of net assets	—	—		(62)		62	—
Total increase (decrease) for the year ended December 31, 2022	41,490,642	415		414,868		(11,606)	403,677
Balance at December 31, 2022	41,490,642	$415		$414,868		$(11,606)	$403,677

Balance at December 31, 2022	41,490,642	$415		$414,868		$(11,606)	$403,677
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—		—		42,639	42,639
Net realized gain (loss) on investments	—	—		—		(289)	(289)
Net change in unrealized appreciation (depreciation) on investments	—	—		—		(17)	(17)
Net change in unrealized appreciation (depreciation) on derivatives	—	—		—		(91)	(91)
Capital transactions:
Issuance of common stock	—	—		—		—	—
Issuance of common shares pursuant to distribution reinvestment plan	14,889	—		147		—	147
Redemption of common stock	—	—		—		—	—
Distributions to shareholders	—	—		—		(42,916)	(42,916)
Tax reclassification of net assets	—	—		(30)		30	—
Total increase (decrease) for the year ended December 31, 2023	14,889	—		117		(644)	(527)
Balance at December 31, 2023	41,505,531	$415		$414,985		$(12,250)	$403,150

(1) Par Amount and Paid in Capital in Excess of Par were both less than $1,000 for the periods shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	For the year ended December 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$42,242	$9,242
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments (1)	(89,894)	(587,666)
Payment-in-kind and other adjustments to cost	574	(265)
Repayments of investments	70,951	52,772
Net realized (gain) loss	289	—
Net change in unrealized (appreciation) depreciation on investments	17	12,559
Net change in unrealized (appreciation) depreciation on derivatives	91	—
Net amortization (accretion) on investments	(1,838)	(1,401)
Amortization of deferred financing costs	2,120	471
Changes in operating assets:
Interest receivable	(1,992)	(9,271)
Prepaid expenses	278	(694)
Other assets	62	(83)
Changes in operating liabilities:
Interest and credit facility fees payable	635	4,367
Base management fees payable	22	1,264
Income incentive fees payable	1,734	473
Administrator expenses payable	(8)	295
Directors' fees and expenses payable (Note 9)	(2)	84
Due to affiliates	76	783
Accounts payable and accrued expenses	389	751
Net cash provided by (used in) operating activities	25,746	(516,319)

Cash flows from financing activities:
Proceeds from issuance of common stock (1)	—	273,170
Redemption of common stock (2)	—	—
Borrowings on debts	124,614	290,500
Repayments of debts	(111,444)	(12,000)
Financing costs paid	(1,559)	(4,043)
Dividends paid in cash	(37,797)	(10,892)
Net cash provided by (used in) financing activities	(26,186)	536,735
Net increase (decrease) in cash	(440)	20,416
Cash, beginning of period	20,416	—
Cash, end of period	$19,976	$20,416

Supplemental cash information:
Cash paid during the period for interest	$21,108	$4,499
Cash paid during the period for taxes	$64	$—
Supplemental non cash information:
Non-cash purchase of investments	$—	$142,135
Distributions reinvested	$147	$40

(1) Not inclusive of non-cash purchase of investment during the year ended December 31, 2022.

(2) Proceeds from the redemption of common stock for the year ended December 31, 2022 were less than $1,000.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except per share data)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	5.00%	(S)	10.49%	12/02/25		$11,000	$10,819	$10,780		(1)(6)
Air Comm Corporation LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.45%	07/01/27		3,543	3,523	3,410		(1)(6)
Air Comm Corporation LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.45%	07/01/27		1,133	1,127	1,091		(1)(6)
Air Comm Corporation LLC	Term Loan	SOFR	+	5.00%	(Q)	10.45%	07/01/27		1,657	1,648	1,595		(1)(6)
Precinmac (US) Holdings Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.46%	08/31/27		7,254	7,183	7,109		(1)(6)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.54%	08/31/27		3,553	3,518	3,482		(1)(6)
Trident Maritime Systems, Inc.	Term Loan	SOFR	+	5.50%	(Q)	11.00%	02/26/27		908	888	874		(6)(9)
										28,706	28,341	7.03%
Auto Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.95%	11/05/25		14,738	14,633	14,516		(1)(6)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%	(Q)	10.05% (2.75% PIK)	08/31/28		2,205	2,179	1,846		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%	(Q)	10.05% (2.75% PIK)	08/31/28		19	19	16		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	10.05% (2.75% PIK)	08/31/28		205	203	172		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	10.04% (2.75% PIK)	08/31/28		1,059	1,046	887		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%	(Q)	10.05% (2.75% PIK)	08/31/28		2,532	2,502	2,120		(6)(9)
M&D Midco, Inc.	Term Loan	SOFR	+	5.50%	(Q)	11.04%	08/31/28		65	64	65		(6)(9)
M&D Midco, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.04%	08/31/28		9	9	9		(2)(6)(9)
M&D Midco, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.01%	08/31/28		3	3	3		(2)(6)(9)
M&D Midco, Inc.	Revolver	PRIME	+	4.50%	(Q)	13.00%	08/31/28		1	1	1		(2)(6)(9)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.25%	(M)	10.71%	11/16/27		3,585	3,558	3,316		(1)(6)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.25%	(M)	10.71%	11/16/27		3,164	3,141	2,927		(1)(6)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.25%	(M)	10.71%	11/16/27		1,500	1,489	1,387		(1)(6)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.25%	(M)	10.71%	11/16/27		1,646	1,634	1,523		(1)(6)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.25%	(M)	10.71%	11/16/27		1,027	1,019	950		(1)(6)
USSC Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.75%	09/28/27		53	53	52		(6)(9)
USSC Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.79%	09/28/27		72	72	71		(6)(9)
USSC Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.78%	09/28/27		184	183	181		(6)(9)
USSC Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.77%	09/28/27		82	82	81		(6)(9)
USSC Acquisition Corp.	Term Loan	SOFR	+	6.25%	(Q)	11.75%	09/28/27		7,043	7,004	6,955		(1)(6)
										38,894	37,078	9.19%
Capital Markets
Adviser Investments, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.15%	08/31/28		13	13	13		(2)(6)(9)
Adviser Investments, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.10%	08/31/28		2	2	2		(2)(6)(9)
Adviser Investments, LLC	Term Loan	SOFR	+	4.75%	(Q)	10.14%	08/31/28		38	37	37		(6)(9)
Adviser Investments, LLC	Revolver	N/A					08/31/28		—	—	—		(2)(6)(9)
										52	52	0.01%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except per share data)

Chemicals
Boulder Scientific Company, LLC	Delayed Draw Term Loan	N/A					12/28/25	—	(1)	(19)		(2)(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	10.01%	12/28/25	414	411	401		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	10.04%	12/28/25	5,798	5,760	5,624		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.63%	07/25/28	24	23	23		(6)(9)
MDI Buyer, Inc.	Revolver	SOFR	+	6.00%	(Q)	11.63%	07/25/28	2	2	2		(2)(6)(9)
MDI Buyer, Inc.	Revolver	SOFR	+	6.00%	(Q)	11.62%	07/25/28	2	2	2		(2)(6)(9)
MDI Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.60%	07/25/28	65	64	64		(1)(6)
SI Holdings, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.45%	12/31/27	682	665	671		(1)(6)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	N/A					09/01/28	—	—	(1)		(2)(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.74%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.85%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.82%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.72%	09/01/28	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.74%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.72%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.53%	09/01/28	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.53%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.53%	09/01/28	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Revolver	PRIME	+	4.25%	(M)	12.75%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.80%	09/01/28	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.73%	09/01/28	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.79%	09/01/28	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.79%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.73%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.73%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.77%	09/01/28	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.83%	09/01/28	53	52	52		(6)(9)
									6,991	6,832	1.69%
Commercial Services & Supplies
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	6.50%	(Q)	12.01%	12/17/26	23	23	23		(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.01%	12/17/26	76	75	76		(6)(9)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	6.75%	(Q)	12.26%	12/17/26	304	296	304		(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	5.50%	(M)	12.95% (2.00% PIK)	06/29/28	136	134	112		(2)(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	5.50%	(M)	12.96% (2.00% PIK)	06/29/28	136	134	112		(2)(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	5.50%	(M)	12.96% (2.00% PIK)	06/29/28	403	397	332		(2)(6)(9)
Castleworks Home Services Company	Term Loan	SOFR	+	5.50%	(M)	12.96% (2.00% PIK)	06/29/28	5,653	5,564	4,663		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.79%	10/31/24	10	10	10		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.78%	10/31/24	2,481	2,445	2,481		(1)(6)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.24%	05/31/26	5,070	5,022	4,918		(1)(6)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	4.75%	(Q)	10.24%	05/31/26	839	831	814		(1)(6)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.24%	08/05/28	6	6	6		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.23%	08/05/28	15	15	15		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.23%	08/05/28	4	4	4		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.25%	08/05/28	4	4	4		(6)(9)
RFI Buyer, Inc.	Revolver	N/A					08/05/28	—	—	—		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except per share data)

RFI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	10.23%	08/05/28	58	57	58		(6)(9)
VRC Companies, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.14%	06/29/27	11,725	11,606	11,549		(1)(6)
									26,623	25,481	6.32%
Construction & Engineering
Royal Holdco Corporation	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/30/26	679	662	676		(1)(6)
									662	676	0.17%
Containers & Packaging
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00%	(Q)	12.13% (4.75% PIK)	06/18/26	578	561	530		(6)(9)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00%	(Q)	12.13% (4.75% PIK)	06/18/26	2,925	2,812	2,684		(6)(9)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00%	(Q)	12.13% (4.75% PIK)	06/18/26	1,830	1,778	1,679		(1)(6)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00%	(Q)	12.13% (4.75% PIK)	06/18/26	3,035	3,031	2,784		(1)(6)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00%	(Q)	12.13% (4.75% PIK)	06/18/26	207	207	190		(1)(6)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00%	(Q)	12.13% (4.75% PIK)	06/18/26	5,905	5,678	5,418		(1)(6)
Oliver Packaging, LLC	Revolver	SOFR	+	5.00%	(Q)	10.54%	07/06/28	410	402	395		(2)(6)(9)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.50%	07/06/28	3,974	3,919	3,874		(1)(6)
Online Labels Group, LLC	Revolver	N/A					12/19/29	—	—	—		(2)(6)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.61%	12/19/29	72	70	70		(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/29	—	—	—		(2)(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/29	—	—	—		(2)(6)(9)
									18,458	17,624	4.37%
Distributors
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	12.96% (2.25% PIK)	12/20/24	6	6	6		(1)(6)
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	12.96% (2.25% PIK)	12/20/24	19	19	19		(1)(6)
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	12.96% (2.25% PIK)	12/20/24	372	371	371		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25%	(M)	12.96% (2.25% PIK)	12/20/24	10,137	10,097	10,086		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25%	(M)	12.96% (2.25% PIK)	12/20/24	160	159	159		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25%	(M)	12.96% (2.25% PIK)	12/20/24	527	525	525		(1)(6)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/16/27	5,086	4,986	5,061		(6)(9)
POY Holdings, LLC	Delayed Draw Term Loan	N/A					11/16/27	—	(9)	(6)		(2)(6)(9)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	10.50%	12/01/25	10,866	10,836	9,671		(6)(9)
									26,990	25,892	6.42%
Diversified Consumer Services
ADPD Holdings, LLC	Term Loan	SOFR	+	6.00%	(S)	11.68%	08/16/28	66	65	58		(6)(9)
ADPD Holdings, LLC	Revolver	SOFR	+	6.00%	(S)	11.68%	08/16/28	2	2	1		(2)(6)(9)
ADPD Holdings, LLC	Delayed Draw Term Loan	N/A					08/16/28	—	—	(1)		(2)(6)(9)
ADPD Holdings, LLC	Delayed Draw Term Loan	N/A					08/16/28	—	—	(2)		(2)(6)(9)
Any Hour LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.23%	07/21/27	7,396	7,285	7,304		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except per share data)

Express Wash Acquisition Company, LLC	Revolver	SOFR	+	6.50%	(Q)	12.16%	07/14/28	141	137	131		(2)(6)(9)
Express Wash Acquisition Company, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.16%	07/14/28	1,129	1,111	1,087		(1)(6)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.16%	07/14/28	5,272	5,195	5,075		(1)(6)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(M)	11.97%	03/31/28	887	844	872		(2)(6)(9)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(M)	11.97%	03/31/28	413	393	406		(2)(6)(9)
HLSG Intermediate, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.11%	03/31/28	5,898	5,771	5,854		(6)(9)
North Haven Stallone Buyer, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.15%	05/24/27	180	175	179		(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	11.14%	05/24/27	71	66	70		(2)(6)(9)
North Haven Stallone Buyer, LLC	Revolver	PRIME	+	4.50%	(Q)	13.00%	05/24/27	25	23	24		(2)(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	11.12%	05/24/27	32	30	31		(2)(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	11.13%	05/24/27	42	39	42		(2)(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	11.14%	05/24/27	42	39	42		(2)(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	11.41%	05/24/27	3	3	3		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.17%	05/24/27	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.14%	05/24/27	—	—	—		(6)(8)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	11.42%	05/24/27	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	11.33%	05/24/27	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.14%	05/24/27	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	11.14%	05/24/27	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	11.14%	05/24/27	—	—	—		(6)(8)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	11.38%	05/24/27	—	—	—		(6)(8)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.90%	05/24/27	480	477	474		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.89%	05/24/27	1,546	1,535	1,527		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.89%	05/24/27	857	850	846		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.89%	05/24/27	872	866	862		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.90%	05/24/27	1,400	1,389	1,382		(1)(6)
North Haven Stallone Buyer, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.89%	05/24/27	1,106	1,098	1,092		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.95%	10/30/25	702	702	691		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.98%	10/30/25	5,786	5,766	5,699		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.95%	10/30/25	2,863	2,853	2,820		(1)(6)
									36,719	36,574	9.07%
Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	6.25%	(M)	11.71%	04/16/27	315	307	315		(6)(9)
									307	315	0.08%
Electronic Equipment, Instruments & Components
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	10.45%	12/23/24	801	801	795		(6)(9)
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	10.45%	12/23/24	6,565	6,564	6,516		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except per share data)

Wildcat Buyerco, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.10%	02/26/27	190	189	189		(6)(9)
Wildcat Buyerco, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.10%	02/26/27	1,899	1,899	1,894		(1)(6)
Wildcat Buyerco, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.10%	02/26/27	536	536	535		(1)(6)
Wildcat Buyerco, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.10%	02/26/27	3,590	3,590	3,581		(1)(6)
									13,579	13,510	3.35%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.73%	04/07/28	730	727	729		(6)(9)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.25%	(M)	10.71%	04/07/28	7,682	7,593	7,663		(1)(6)
									8,320	8,392	2.08%
Food & Staples Retailing
KeyImpact Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	10.23%	06/21/26	2,876	2,862	2,869		(1)(6)
									2,862	2,869	0.71%
Food Products
Del Real, LLC	Term Loan	SOFR	+	6.75%	(Q)	13.25% (1.00% PIK)	03/28/28	3,507	3,461	3,507		(1)(6)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	10.75%	05/14/27	70	68	68		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.81%	05/14/27	2	2	2		(2)(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.81%	05/14/27	2	2	2		(2)(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.78%	05/14/27	5	5	5		(2)(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.78%	05/14/27	4	4	4		(2)(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.78%	05/14/27	2	2	2		(2)(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.79%	05/14/27	6	6	6		(2)(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.77%	05/14/27	4	4	4		(2)(6)(9)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(Q)	12.75%	05/14/27	2	2	2		(2)(6)(9)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.00%	10/22/29	8,082	7,989	7,900		(1)(6)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.14%	08/02/27	5,930	5,844	5,397		(6)(9)
									17,389	16,899	4.19%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	5.25%	(M)	10.71%	08/29/25	5,892	5,837	5,819		(1)(6)
Biocare Medical, LLC	Term Loan	SOFR	+	7.00%	(Q)	12.47%	12/09/27	1,485	1,448	1,485		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	11.53%	12/06/25	10	10	10		(6)(9)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.96%	12/06/25	3,011	2,993	2,966		(1)(6)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.96%	12/06/25	1,298	1,290	1,278		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.96%	12/06/25	352	350	346		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.96%	12/06/25	251	249	247		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.45%	06/30/28	4,912	4,876	4,814		(6)(9)
									17,053	16,965	4.21%
Health Care Providers & Services
Advantage HCS LLC	Term Loan	SOFR	+	6.25%	(Q)	11.62%	11/08/29	12,500	12,131	12,125		(1)(6)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.60%	07/26/28	1,590	1,560	1,577		(2)(6)(9)
Eye Health America, LLC	Revolver	SOFR	+	5.25%	(Q)	10.60%	07/26/28	240	232	237		(2)(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.60%	07/26/28	4,148	4,090	4,127		(1)(6)
Fingerpaint Marketing, Inc.	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	12.20%	12/30/26	3	3	3		(6)(9)
Fingerpaint Marketing, Inc.	Term Loan	SOFR	+	6.75%	(Q)	12.20%	12/30/26	4	4	4		(6)(9)
Fingerpaint Marketing, Inc.	Revolver	PRIME	+	5.25%	(Q)	13.75%	12/30/26	38	37	37		(2)(6)(9)
Fingerpaint Marketing, Inc.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.70%	12/30/26	612	611	595		(6)(9)
Fingerpaint Marketing, Inc.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.70%	12/30/26	2,624	2,587	2,552		(1)(6)
Fingerpaint Marketing, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.70%	12/30/26	626	617	609		(1)(6)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.06%	(M)	10.51%	12/10/26	1,312	1,304	1,298		(1)
Heartland Veterinary Partners, LLC	Term Loan	SOFR	+	5.06%	(M)	10.51%	12/10/26	9,461	9,406	9,366		(1)
MWD Management, LLC	Revolver	SOFR	+	5.00%	(Q)	10.45%	06/15/27	233	226	226		(2)(6)(9)
MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.45%	06/15/27	1,980	1,966	1,950		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except per share data)

MWD Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.45%	06/15/27	2,469	2,433	2,432	(1)(6)
NJEye LLC	Term Loan	SOFR	+	4.75%	(S)	10.39%	03/14/25	7,029	7,029	7,012	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.39%	03/14/25	1,508	1,508	1,504	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.42%	03/14/25	241	241	240	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.40%	03/14/25	216	216	216	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.46%	03/14/25	929	929	927	(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.22%	11/16/28	288	280	287	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.23%	11/16/28	378	368	377	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.20%	11/16/28	554	540	553	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.20%	11/16/28	695	677	693	(6)(9)
OIS Management Services, LLC	Revolver	N/A					11/16/28	—	(14)	(1)	(2)(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.20%	11/16/28	4,963	4,836	4,950	(1)(6)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.29%	11/24/26	7,388	7,283	6,907	(1)(6)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/04/25	425	422	418	(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.71%	12/04/25	2,095	2,087	2,080	(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	PRIME	+	5.25%	(M)	13.75%	12/04/25	386	384	383	(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/04/25	4,554	4,523	4,486	(6)(9)
Prelude Fertility, Inc.	Delayed Draw Term Loan	SOFR	+	7.00%	(S)	12.69%	12/31/24	2,089	2,045	2,068	(1)(6)
Prelude Fertility, Inc.	Term Loan	SOFR	+	7.00%	(S)	12.69%	12/31/24	7,756	7,676	7,678	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.61%	01/02/25	3,583	3,561	3,502	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.61%	01/02/25	4,363	4,336	4,265	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.61%	01/02/25	2,979	2,960	2,912	(1)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.68%	12/30/26	164	162	163	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.64%	12/30/26	3,087	3,045	3,064	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.65%	12/30/26	331	326	328	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.61%	12/30/26	3,512	3,464	3,485	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	N/A					12/30/26	—	(33)	(10)	(2)(6)(9)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.61%	12/30/26	697	681	692	(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.48%	03/30/27	778	775	748	(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.48%	03/30/27	1,733	1,727	1,668	(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.48%	03/30/27	5,475	5,455	5,269	(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.48%	03/30/27	499	497	480	(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.16%	07/15/28	859	846	850	(2)(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.13%	07/15/28	593	585	588	(2)(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.13%	07/15/28	378	372	374	(2)(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.12%	07/15/28	90	89	89	(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except per share data)

United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.15%	07/15/28	4,938	4,938	4,901		(1)(6)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.28%	12/21/26	25	25	25		(6)(9)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.25%	12/21/26	1,163	1,153	1,154		(6)(9)
									113,201	112,463	27.89%
Health Care Technology
BRG Acquisition Co., LLC	Revolver	N/A					07/26/28	—	(9)	(2)		(2)(6)(9)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(Q)	11.50%	07/26/28	3,000	2,940	2,993		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	11.00%	07/26/28	6,814	6,705	6,797		(1)(6)
Net Health Acquisition Corp.	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/21/25	177	177	175		(1)(6)
Net Health Acquisition Corp.	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/21/25	1,464	1,463	1,445		(1)(6)
Net Health Acquisition Corp.	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/21/25	9,161	9,161	9,046		(1)(6)
Q-Centrix, LLC	Term Loan	SOFR	+	4.50%	(Q)	9.99%	05/30/25	1,057	1,055	1,050		(6)(9)
Q-Centrix, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.99%	05/30/25	4,836	4,824	4,799		(6)(9)
									26,316	26,303	6.52%
Hotels, Restaurants & Leisure
Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(Q)	11.50%	07/31/25	4,938	4,804	4,938		(1)(6)
									4,804	4,938	1.22%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/09/27	9,389	9,353	9,177		(1)(6)
									9,353	9,177	2.28%
Insurance
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	6.05%	(Q)	11.54%	08/27/26	10,806	10,806	10,671		(1)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.50%	12/02/25	435	419	421		(2)(6)(9)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.50%	12/02/25	67	64	64		(2)(6)(9)
Turbo Buyer, Inc.	Delayed Draw Term Loan	N/A					12/02/25	—	—	—		(2)(6)(9)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.50%	12/02/25	1,235	1,222	1,219		(1)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.50%	12/02/25	1,302	1,289	1,286		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.50%	12/02/25	7,023	6,952	6,936		(1)(6)
									20,752	20,597	5.11%
IT Services
Alta Buyer, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.50%	12/21/27	99	96	98		(6)(9)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	10.25%	03/10/28	8,532	8,435	8,404		(1)(6)
									8,531	8,502	2.11%
Personal Products
Accupac, LLC	Delayed Draw Term Loan	N/A					01/16/26	—	—	(18)		(2)(6)(9)
Accupac, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.52%	01/16/26	10,804	10,804	10,452		(1)(6)
Barnet Products LLC	Term Loan	SOFR	+	5.25%	(S)	10.82%	07/28/26	3,315	3,315	3,232		(6)(9)
Barnet Products LLC	Term Loan	SOFR	+	5.25%	(S)	10.82%	07/28/26	2,379	2,379	2,320		(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	N/A					06/30/28	—	(14)	(165)		(2)(6)(9)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.75%	(Q)	11.23%	06/30/28	464	453	398		(2)(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.23%	06/30/28	3,879	3,818	3,521		(1)(6)
									20,755	19,740	4.89%
Pharmaceuticals
Leiters, Inc.	Revolver	N/A					06/29/28	—	(7)	(1)		(2)(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(S)	11.46%	06/29/28	152	148	151		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.57%	06/29/28	335	325	333		(6)(9)
									466	483	0.12%
Professional Services
The Chartis Group, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.04%	05/01/25	10	10	10		(6)(9)
The Chartis Group, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.53%	05/01/25	817	812	811		(1)(6)
The Chartis Group, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.52%	05/01/25	10,803	10,725	10,722		(1)(6)
									11,547	11,543	2.86%
Road & Rail
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.54%	05/03/25	4,971	4,947	4,871		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except per share data)

A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.54%	05/03/25		937	932	918		(1)(6)
Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.74%	05/22/24		8,839	8,807	8,684		(1)(6)
Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.74%	05/22/24		1,951	1,943	1,916		(1)(6)
										16,629	16,389	4.06%
Software
Concord III, L.L.C.,	Term Loan	SOFR	+	6.25%	(Q)	11.62%	12/20/28		3,734	3,650	3,692		(6)(9)
Concord III, L.L.C.,	Revolver	N/A					12/20/28		—	(5)	(2)		(2)(6)(9)
Pegasus Global Enterprise Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.75%	05/29/25		352	352	349		(1)(6)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.75%	05/29/25		5,540	5,539	5,484		(1)(6)
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.73%	07/20/29		99	93	89		(6)(7)(9)
TimeClock Plus, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.00%	08/28/26		4,341	4,334	4,330		(1)(6)
TimeClock Plus, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.00%	08/28/26		6,463	6,452	6,447		(1)(6)
										20,415	20,389	5.06%
Trading Companies & Distributors
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	11.78% (1.00% PIK)	12/31/25		6,007	5,998	6,007		(1)(6)
Easy Ice, LLC	Term Loan	SOFR	+	5.25%	(Q)	11.78% (1.00% PIK)	12/31/25		1,345	1,343	1,345		(1)(6)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					03/01/29		—	(10)	—		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					03/01/29		—	(10)	—		(2)(6)(9)
Krayden Holdings, Inc.	Revolver	N/A					03/01/29		—	(10)	—		(2)(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.20%	03/01/29		2,055	1,999	2,055		(6)(9)
										9,310	9,407	2.33%
Transportation Infrastructure
G2 Secure Staff, L.L.C.	Term Loan	SOFR	+	5.50%	(Q)	11.03%	07/02/25		480	469	480		(6)(9)
										469	480	0.12%

Total Senior Secured First Lien Loans										506,153	497,911	123.46%
Equity
Auto Components
M&D Parent Holdings, LLC	Class B Units							5,000		500	607		(3)(9)
										500	607	0.15%
Chemicals
MDI Aggregator LP	Common Units							8,046		805	805		(3)(9)
Techmer BB Aggregator, LP	Limited Partnership Units							333		333	250		(3)(9)
										1,138	1,055	0.26%
Commercial Services & Supplies
RFI Group Holdings, L.P.	Class A Units							3,000		300	318		(3)(9)
										300	318	0.08%
Containers & Packaging
Oliver Investors, LP	Class A Units							5,500		550	476		(3)(9)
										550	476	0.12%
Diversified Consumer Services
FS NU Investors, LP	Class A Units							5,000		500	307		(3)(9)
										500	307	0.08%
Health Care Technology
BRG Group Holdings, LLC	Class A Units							500,000		500	485		(3)(9)
										500	485	0.12%
Personal Products
KLC Fund 1-C1 LP	Limited Partnership Units							500,000		501	393		(3)(9)
										501	393	0.10%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except per share data)

Total Equity									3,989	3,641	0.91%
Subtotal Non-Controlled/Non-Affiliated Investments									510,142	501,552	124.37%

Controlled Investments:												(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 14.25%	12/31/36	189,701	188,471	184,485		(2)(4)(5)
									$188,471	$184,485	45.75%

Subtotal Controlled Investments									$188,471	$184,485	45.75%
Total Investments, December 31, 2023									$698,613	$686,037	170.12%

Derivative Instruments

Description	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	8.10%	USD-SOFR-Compound + 4.202%	CIBC Bank USA	12/21/2026	$25,000	$(20)	$—	$(20)	(7)
Interest rate swap	8.20%	USD-SOFR-Compound + 4.550%	CIBC Bank USA	12/21/2028	25,000	(71)	—	(71)	(7)
Total					$50,000	$(91)	$—	$(91)

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of December 31, 2023.

^ Percentage is based on net assets of $403,150 as of December 31, 2023.

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

(1) The Company's investment or a portion thereof is pledged as collateral under the JPM Facility (See "Note 6. Borrowings").

(2) The investment has an unfunded commitment as of December 31, 2023 (See "Note 8. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2023, total qualifying assets at fair value represented 74.0% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of December 31, 2023 (See "Note 4. Fair Value Measurements").

(8) Par Amount, Amortized Cost, and Fair value are less than $1,000.

(9) The Company's investment or a portion thereof is pledged as collateral under the CIBC Facility (See "Note 6. Borrowings").

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2022(9)

(dollar amounts in thousands, except per share data)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	LIBOR	+	5.25%	(S)	10.46%	12/02/25		$11,000	$10,746	$10,560		(1)(6)
Air Comm Corporation, LLC	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	10.23%	07/01/27		3,579	3,554	3,480		(1)(6)
Air Comm Corporation, LLC	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	10.23%	07/01/27		1,145	1,137	1,113		(1)(6)
Air Comm Corporation, LLC	Term Loan	LIBOR	+	5.50%	(Q)	10.23%	07/01/27		1,674	1,663	1,628		(1)(6)
Precinmac (US) Holdings Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.42%	08/31/27		7,328	7,245	7,071		(1)(6)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.42%	08/31/27		3,589	3,549	3,464		(1)(6)
										27,894	27,316	6.77%
Auto Components
AAMP Global Holdings, Inc.	Term Loan	LIBOR	+	5.75%	(Q)	10.48%	11/05/25		14,888	14,732	14,404		(1)(6)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.61%	08/31/28		2,227	2,197	2,127		(1)(6)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.61%	08/31/28		19	19	17		(2)(6)
Arrowhead Holdco Company	Term Loan	SOFR	+	4.50%	(Q)	8.61%	08/31/28		207	204	198		(1)(6)
Arrowhead Holdco Company	Term Loan	SOFR	+	4.50%	(Q)	9.05%	08/31/28		1,070	1,055	1,022		(1)(6)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.61%	08/31/28		2,558	2,523	2,443		(1)(6)
M&D Midco, Inc.	Term Loan	SOFR	+	5.75%	(S)	10.70%	08/31/28		65	64	64		(1)(6)
M&D Midco, Inc.	Delayed Draw Term Loan	N/A				0.00%	08/31/28		—	—	(1)		(2)(6)
M&D Midco, Inc.	Revolver	N/A				0.00%	08/31/28		—	—	—		(2)(6)
Race Winning Brands, Inc.	Term Loan	LIBOR	+	5.25%	(M)	9.63%	11/16/27		14,925	14,791	14,402		(1)(6)
USSC Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	11.41%	09/30/27		83	82	69		(2)(6)
USSC Acquisition Corp.	Term Loan	SOFR	+	6.75%	(Q)	11.48%	09/30/27		7,115	7,067	6,884		(1)(6)
										42,734	41,629	10.31%
Capital Markets
Adviser Investments, LLC	Delayed Draw Term Loan	N/A				0.00%	08/31/28		—	(1)	(1)		(2)(6)
Adviser Investments, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.90%	08/31/28		38	37	37		(1)(6)
Adviser Investments, LLC	Revolver	N/A				0.00%	08/31/28		—	—	—		(2)(6)
										36	36	0.01%
Chemicals
Boulder Scientific Company, LLC	Delayed Draw Term Loan	N/A				0.00%	12/28/25		—	(1)	(23)		(2)(6)
Boulder Scientific Company, LLC	Term Loan	LIBOR	+	4.25%	(Q)	7.99%	12/28/25		5,863	5,805	5,731		(1)(6)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.30%	07/25/28		24	23	23		(6)
MDI Buyer, Inc.	Revolver	SOFR	+	5.75%	(S)	10.20%	07/25/28		1	1	1		(2)(6)
MDI Buyer, Inc.	Revolver	SOFR	+	5.75%	(S)	10.30%	07/25/28		2	2	2		(2)(6)
MDI Buyer, Inc.	Term Loan	SOFR	+	5.75%	(S)	10.54%	07/25/28		66	65	65		(1)(6)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	N/A				0.00%	09/01/28		—	—	(1)		(2)(6)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	9.53%	09/01/28		2	2	2		(2)(6)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	9.75%	09/01/28		1	—	1		(2)(6)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.75%	09/01/28		54	53	53		(1)(6)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(M)	9.47%	09/01/28		—	—	—		(1)(6)
										5,950	5,854	1.45%
Commercial Services & Supplies
Advanced Web Technologies Holding Company	Term Loan	LIBOR	+	6.50%	(M)	10.85%	12/17/26		24	23	23		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2022(9)

(dollar amounts in thousands, except per share data)

Advanced Web Technologies Holding Company	Delayed Draw Term Loan	N/A				0.00%	12/17/26	—	(2)	(1)		(2)(6)
Castleworks Home Services Company	Revolver	SOFR	+	5.50%	(M)	9.92%	06/29/28	399	387	379		(2)(6)
Castleworks Home Services Company	Term Loan	SOFR	+	5.50%	(M)	9.92%	06/29/28	5,652	5,549	5,483		(1)(6)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.15%	05/31/26	2,300	2,270	2,225		(1)(6)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.97%	05/31/26	2,822	2,785	2,730		(1)(6)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	4.75%	(M)	9.17%	05/31/26	848	837	820		(1)(6)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.25%	08/05/28	15	15	15		(2)(6)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.03%	08/05/28	59	58	58		(1)(6)
RFI Buyer, Inc.	Revolver	N/A				0.00%	08/05/28	—	—	—		(2)(6)
VRC Companies, LLC	Term Loan	LIBOR	+	5.50%	(S)	10.65%	06/29/27	11,845	11,698	11,401		(1)(6)
									23,620	23,133	5.73%
Containers & Packaging
Comar Holding Company, LLC	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	10.48%	06/18/24	1,819	1,813	1,783		(1)(6)
Comar Holding Company, LLC	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	10.48%	06/18/24	3,017	3,007	2,957		(1)(6)
Comar Holding Company, LLC	Term Loan	LIBOR	+	5.75%	(Q)	10.48%	06/18/24	206	205	202		(1)(6)
Comar Holding Company, LLC	Term Loan	LIBOR	+	5.75%	(Q)	10.48%	06/18/24	5,872	5,851	5,755		(1)(6)
Oliver Packaging, LLC	Revolver	N/A				0.00%	07/06/28	—	(9)	(12)		(2)(6)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.73%	07/06/28	4,014	3,949	3,934		(1)(6)
									14,816	14,619	3.62%
Distributors
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.57% (1.00% PIK)	12/20/24	389	386	371		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25%	(M)	9.57% (1.00% PIK)	12/20/24	10,589	10,507	10,113		(1)(6)
United Scope LLC	Term Loan	SOFR	+	5.00%	(S)	9.23%	12/01/25	11,000	10,941	10,258		(1)(6)
									21,834	20,742	5.14%
Diversified Consumer Services
ADPD Holdings, LLC.	Term Loan	SOFR	+	6.00%	(Q)	10.38%	08/16/28	9	9	8		(6)
ADPD Holdings, LLC.	Term Loan	SOFR	+	6.00%	(Q)	10.38%	08/16/28	56	55	55		(1)(6)
ADPD Holdings, LLC.	Revolver	SOFR	+	6.00%	(Q)	10.38%	08/16/28	2	2	2		(2)(6)
ADPD Holdings, LLC.	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	—		(2)(6)
ADPD Holdings, LLC.	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	—		(2)(6)
ADPD Holdings, LLC.	Delayed Draw Term Loan	N/A				0.00%	08/16/28	—	—	—		(2)(6)
Any Hour, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.19%	07/21/27	675	663	655		(6)
Any Hour, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.18%	07/21/27	2,750	2,700	2,668		(6)
Any Hour, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.17%	07/21/27	4,046	3,972	3,925		(6)
Express Wash Acquisition Company, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.43%	07/14/28	174	171	170		(6)
Express Wash Acquisition Company, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.31%	07/14/28	262	257	256		(6)
Express Wash Acquisition Company, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.32%	07/14/28	292	287	286		(6)
Express Wash Acquisition Company, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.55%	07/14/28	413	405	405		(6)
Express Wash Acquisition Company, LLC	Revolver	SOFR	+	6.50%	(Q)	10.32%	07/14/28	64	62	62		(2)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2022(9)

(dollar amounts in thousands, except per share data)

Express Wash Acquisition Company, LLC	Revolver	SOFR	+	6.50%	(Q)	10.83%	07/14/28	77	74	74		(2)(6)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.50%	(Q)	10.32%	07/14/28	6,087	5,977	5,966		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	LIBOR	+	5.00%	(S)	8.29%	05/24/27	485	481	467		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	LIBOR	+	5.00%	(S)	8.51%	05/24/27	1,562	1,548	1,503		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	LIBOR	+	5.00%	(S)	10.21%	05/24/27	865	858	833		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	10.12%	05/24/27	881	874	848		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	10.17%	05/24/27	1,414	1,401	1,361		(1)(6)
North Haven Stallone Buyer, LLC	Term Loan	SOFR	+	5.00%	(S)	10.05%	05/24/27	1,117	1,107	1,075		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	N/A				0.00%	05/24/27	—	—	—		(2)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.18%	10/30/25	3,601	3,586	3,538		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	10.66%	10/30/25	5,845	5,815	5,743		(1)(6)
									30,304	29,900	7.41%
Electronic Equipment, Instruments & Components
BC Group Holdings, Inc.	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	12/21/24	19	19	19		(1)(6)
BC Group Holdings, Inc.	Term Loan	LIBOR	+	5.00%	(S)	10.15%	12/21/24	7,425	7,421	7,350		(1)(6)
Mobile Communications America, Inc.	Term Loan	SOFR	+	5.38%	(Q)	10.11%	03/04/25	5,954	5,930	5,850		(1)(6)
Mobile Communications America, Inc.	Term Loan	SOFR	+	5.00%	(S)	9.73%	03/04/25	10	10	10		(1)(6)
Wildcat Buyerco, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.48%	02/27/26	1,919	1,919	1,890		(1)(6)
Wildcat Buyerco, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.48%	02/27/26	191	190	189		(6)
Wildcat Buyerco, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.48%	02/27/26	542	542	533		(1)(6)
Wildcat Buyerco, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.48%	02/27/26	3,628	3,628	3,573		(1)(6)
									19,659	19,414	4.81%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	N/A				0.00%	04/07/28	—	—	(31)		(2)(6)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.25%	(M)	9.57%	04/07/28	7,760	7,655	7,508		(1)(6)
									7,655	7,477	1.85%
Food & Staples Retailing
KeyImpact Holdings, Inc.	Term Loan	LIBOR	+	4.75%	(Q)	9.03%	06/21/26	4,171	4,144	4,077		(1)(6)
									4,144	4,077	1.01%
Food Products
JTM Foods, LLC	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	05/14/27	71	69	68		(1)(6)
JTM Foods, LLC	Revolver	LIBOR	+	5.25%	(Q)	9.08%	05/14/27	2	1	1		(2)(6)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.17%	10/20/28	8,164	8,053	7,878		(1)(6)
VG Target Holdings, LLC	Term Loan	LIBOR	+	5.50%	(Q)	10.46% (0.50% PIK)	08/02/27	5,961	5,855	5,261		(1)(6)
									13,978	13,208	3.27%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	08/29/25	5,954	5,868	5,805		(1)(6)
BioCare Medical, LLC	Term Loan	SOFR	+	7.00%	(M)	11.42%	12/09/27	1,500	1,456	1,500		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.25%	(M)	9.67%	12/06/25	3,042	3,017	3,012		(1)(6)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.67%	12/06/25	1,311	1,300	1,298		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.25%	(M)	9.67%	12/06/25	355	352	352		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.25%	(M)	9.67%	12/06/25	253	250	250		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.75%	(S)	9.75%	12/06/25	10	10	10		(1)(6)
Zavation Medical Products, LLC	Term Loan	LIBOR	+	4.50%	(Q)	9.23%	06/30/27	4,962	4,918	4,776		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2022(9)

(dollar amounts in thousands, except per share data)

									17,171	17,003	4.21%
Health Care Providers & Services
Center for Autism and Related Disorders, LLC	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	14.79% PIK	10/11/23	126	126	126		(2)(6)
Center for Autism and Related Disorders, LLC	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	14.81% PIK	10/11/23	279	279	279		(2)(6)
Center for Autism and Related Disorders, LLC	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	14.84% PIK	10/11/23	1,519	1,519	1,519		(6)
Center for Autism and Related Disorders, LLC	Delayed Draw Term Loan	SOFR	+	10.00%	(Q)	14.81% PIK	10/11/23	349	349	349		(6)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.79%	07/26/28	1,552	1,516	1,478		(2)(6)
Eye Health America, LLC	Term Loan	SOFR	+	5.00%	(S)	9.79%	07/26/28	4,190	4,121	4,074		(1)(6)
Eye Health America, LLC	Revolver	SOFR	+	5.00%	(Q)	8.96%	07/26/28	60	56	53		(2)(6)
Eye Health America, LLC	Revolver	SOFR	+	5.00%	(S)	9.79%	07/26/28	84	78	74		(2)(6)
Fingerpaint Marketing, Inc.	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	10.48%	12/30/26	2,651	2,604	2,545		(1)(6)
Fingerpaint Marketing, Inc.	Delayed Draw Term Loan	LIBOR	+	5.75%	(Q)	10.48%	12/30/26	618	617	593		(6)
Fingerpaint Marketing, Inc.	Term Loan	LIBOR	+	5.75%	(Q)	10.48%	12/30/26	633	622	607		(1)(6)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.06%	(M)	9.48%	12/10/26	1,327	1,316	1,288		(1)
Heartland Veterinary Partners, LLC	Term Loan	SOFR	+	5.06%	(M)	9.48%	12/10/26	9,575	9,495	9,288		(1)
IMA Group Management Company, LLC	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	05/30/24	1,583	1,569	1,563		(1)(6)
IMA Group Management Company, LLC	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	05/30/24	868	860	857		(1)(6)
IMA Group Management Company, LLC	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	05/30/24	891	883	880		(1)(6)
IMA Group Management Company, LLC	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	05/30/24	5,752	5,701	5,680		(1)(6)
IMA Group Management Company, LLC	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	05/30/24	828	821	818		(1)(6)
MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.89%	06/15/27	2,000	1,982	1,930		(6)
MWD Management, LLC	Revolver	SOFR	+	5.00%	(Q)	9.68%	06/15/27	267	258	249		(2)(6)
MWD Management, LLC	Term Loan	SOFR	+	5.00%	(S)	9.89%	06/15/27	2,494	2,449	2,406		(1)(6)
NJEye, LLC	Term Loan	SOFR	+	4.75%	(S)	7.63%	09/14/24	7,084	7,084	6,996		(1)(6)
NJEye, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	7.63%	09/14/24	1,771	1,771	1,748		(1)(6)
NJEye, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	7.75%	09/14/24	216	216	213		(1)(6)
NJEye, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.02%	09/14/24	929	929	918		(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	N/A				0.00%	11/16/28	—	(57)	(48)		(2)(6)
OIS Management Services, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.33%	11/16/28	5,000	4,853	4,875		(1)(6)
OIS Management Services, LLC	Revolver	N/A				0.00%	11/16/28	—	(17)	(14)		(2)(6)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(S)	10.79%	11/24/26	7,463	7,328	7,257		(1)(6)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.17%	12/04/24	426	421	415		(1)(6)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	10.67%	12/04/24	1,431	1,417	1,388		(2)(6)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.75%	(M)	10.17%	12/04/24	4,574	4,512	4,448		(1)(6)
Prelude Fertility, Inc.	Delayed Draw Term Loan	SOFR	+	7.00%	(S)	11.70%	12/07/23	2,116	2,065	2,084		(1)(6)
Prelude Fertility, Inc.	Term Loan	SOFR	+	7.00%	(S)	11.70%	12/07/23	7,838	7,704	7,720		(1)(6)
Premier Imaging, LLC	Term Loan	LIBOR	+	5.75%	(M)	10.13%	01/02/25	3,617	3,575	3,563		(1)(6)
Premier Imaging, LLC	Term Loan	LIBOR	+	5.75%	(M)	10.13%	01/02/25	4,405	4,353	4,338		(1)(6)
Premier Imaging, LLC	Term Loan	LIBOR	+	5.75%	(M)	10.13%	01/02/25	2,979	2,944	2,934		(1)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.45%	12/30/26	129	124	119		(2)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2022(9)

(dollar amounts in thousands, except per share data)

SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.49%	12/30/26	161	155	149		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.43%	12/30/26	89	86	83		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.48%	12/30/26	68	66	63		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.51%	12/30/26	25	24	23		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.72%	12/30/26	61	59	56		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.76%	12/30/26	518	500	481		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.79%	12/30/26	121	117	113		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.77%	12/30/26	118	114	109		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.82%	12/30/26	506	489	470		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.84%	12/30/26	43	41	40		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.05%	12/30/26	143	138	133		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.25%	12/30/26	371	359	345		(2)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.32%	12/30/26	161	155	149		(2)(6)
TheKey, LLC	Delayed Draw Term Loan	LIBOR	+	5.00%	(M)	9.38%	03/30/27	786	782	762		(1)(6)
TheKey, LLC	Term Loan	LIBOR	+	5.00%	(M)	9.38%	03/30/27	1,751	1,744	1,699		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	LIBOR	+	5.00%	(M)	9.38%	03/30/27	5,530	5,506	5,364		(1)(6)
TheKey, LLC	Term Loan	LIBOR	+	5.00%	(M)	9.38%	03/30/27	504	502	489		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.07%	07/15/28	869	846	801		(2)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(M)	10.09%	07/15/28	4,988	4,988	4,851		(1)(6)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.99%	12/21/26	35	34	33		(2)(6)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.48%	12/21/26	567	559	539		(2)(6)
									103,707	102,362	25.36%
Health Care Technology
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	10.23%	07/26/28	6,883	6,755	6,745		(1)(6)
BRG Acquisition Co., LLC	Revolver	N/A				0.00%	07/26/28	—	(11)	(12)		(2)(6)
Net Health Acquisition Corp.	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/21/25	179	179	176		(1)(6)
Net Health Acquisition Corp.	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/21/25	1,479	1,479	1,453		(1)(6)
Net Health Acquisition Corp.	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/21/25	9,257	9,256	9,095		(1)(6)
Q-Centrix, LLC	Term Loan	LIBOR	+	4.50%	(Q)	9.23%	05/30/25	1,069	1,064	1,047		(1)(6)
Q-Centrix, LLC	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	9.23%	05/30/25	4,886	4,866	4,788		(1)(6)
									23,588	23,292	5.77%
Hotels, Restaurants & Leisure
Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(S)	10.97%	07/31/25	4,988	4,838	4,938		(1)(6)
									4,838	4,938	1.22%
Household Products
Walnut Parent, Inc.	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/09/27	9,730	9,686	9,462		(1)(6)
									9,686	9,462	2.34%
Insurance
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	LIBOR	+	6.05%	(Q)	9.58%	08/27/25	7,701	7,701	7,586		(1)(6)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	LIBOR	+	6.05%	(Q)	10.81%	08/27/25	3,214	3,214	3,166		(1)(6)
Turbo Buyer, Inc.	Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	1,247	1,229	1,219		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2022(9)

(dollar amounts in thousands, except per share data)

Turbo Buyer, Inc.	Delayed Draw Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	506	480	478		(2)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	1,315	1,296	1,286		(1)(6)
Turbo Buyer, Inc.	Term Loan	LIBOR	+	6.00%	(S)	11.15%	12/02/25	7,097	6,993	6,937		(1)(6)
									20,913	20,672	5.12%
IT Services
Alta Buyer, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.73%	12/21/27	100	97	97		(1)(6)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	9.48%	03/10/28	8,619	8,502	8,296		(1)(6)
									8,599	8,393	2.08%
Life Sciences Tools & Services
Corevitas, LLC	Term Loan	SOFR	+	6.50%	(M)	10.92%	12/13/25	100	97	99		(1)(6)
									97	99	0.02%
Media
Cadent, LLC	Term Loan	LIBOR	+	6.50%	(Q)	11.23%	09/11/25	3,765	3,697	3,652		(1)(6)
Cadent, LLC	Term Loan	LIBOR	+	6.50%	(Q)	11.23%	09/11/25	3,535	3,472	3,429		(1)(6)
Cadent, LLC	Revolver	N/A				0.00%	09/11/25	—	(5)	(5)		(2)(6)
									7,164	7,076	1.75%
Personal Products
Accupac, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.16%	01/16/26	10,916	10,916	10,643		(1)(6)
Accupac, LLC	Delayed Draw Term Loan	N/A				0.00%	01/16/26	—	—	(14)		(2)(6)
Barnet Products LLC	Term Loan	LIBOR	+	5.00%	(Q)	9.73%	07/28/26	5,898	5,898	5,765		(1)(6)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	N/A				0.00%	06/30/28	—	(16)	(54)		(2)(6)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.25%	(M)	9.58%	06/30/28	71	66	63		(2)(6)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.25%	(M)	9.67%	06/30/28	107	99	94		(2)(6)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(M)	9.67%	06/30/28	3,919	3,847	3,801		(1)(6)
									20,810	20,298	5.03%
Professional Services
The Chartis Group, LLC	Delayed Draw Term Loan	LIBOR	+	5.00%	(Q)	9.76%	05/01/25	826	816	805		(6)
The Chartis Group, LLC	Term Loan	LIBOR	+	5.00%	(Q)	9.77%	05/01/25	10,916	10,784	10,643		(1)(6)
									11,600	11,448	2.84%
Road & Rail
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.46%	05/03/25	5,023	$4,982	$4,872		(1)(6)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.99%	05/03/25	946	939	918		(1)(6)
Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.92%	05/22/24	8,943	8,832	8,808		(1)(6)
Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.92%	05/22/24	1,973	1,949	1,943		(1)(6)
									16,702	16,541	4.10%
Software
Pegasus Global Enterprise Holdings, LLC	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	9.98%	05/29/25	356	356	351		(1)(6)
Pegasus Global Enterprise Holdings, LLC	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	05/29/25	5,598	5,598	5,514		(1)(6)
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(S)	9.80%	07/20/29	100	93	91		(1)(6)(7)
TimeClock Plus, LLC	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	9.98%	08/28/26	4,386	4,376	4,298		(1)(6)
TimeClock Plus, LLC	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	08/28/26	6,530	6,516	6,400		(1)(6)
									16,939	16,654	4.13%
Trading Companies & Distributors
Easy Ice, LLC	Delayed Draw Term Loan	LIBOR	+	4.75%	(S)	8.28%	12/31/25	3,966	3,958	3,906		(1)(6)
Easy Ice, LLC	Delayed Draw Term Loan	LIBOR	+	4.75%	(S)	9.96%	12/31/25	421	420	414		(1)(6)
Easy Ice, LLC	Delayed Draw Term Loan	LIBOR	+	4.75%	(S)	9.90%	12/31/25	1,669	1,665	1,644		(1)(6)
Easy Ice, LLC	Term Loan	LIBOR	+	4.75%	(S)	8.92%	12/31/25	1,357	1,354	1,336		(1)(6)
Resolute Industrial, LLC	Term Loan	LIBOR	+	4.50%	(Q)	9.23%	03/07/25	10,350	10,350	10,324		(1)(6)
Resolute Industrial, LLC	Term Loan	LIBOR	+	4.50%	(Q)	9.23%	03/07/25	565	565	564		(1)(6)
									18,312	18,188	4.51%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2022(9)

(dollar amounts in thousands, except per share data)

Total Senior Secured First Lien Loans										492,750	483,831	119.86%
Equity
Auto Components
M&D Parent Holdings, LLC	Class B Units							500,000		500	500		(3)
										500	500	0.12%
Chemicals
MDI Aggregator LP	Common Units							8,046		805	805		(3)(8)
Techmer BB Aggregator, LP	Limited Partnership Units							333		333	333		(3)
										1,138	1,138	0.28%
Commercial Services & Supplies
RFI Group Holdings, L.P.	Class A Units							3,000		300	300		(3)
										300	300	0.07%
Containers & Packaging
Oliver Investors, LP	Class A Units							5,500		500	500		(3)
										500	500	0.12%
Diversified Consumer Services
FS NU Investors, LP	Class A Units							5,000		500	500		(3)
										500	500	0.12%
Health Care Technology
BRG Group Holdings, LLC	Class A Units							500,000		$500	$500		(3)
										500	500	0.12%
Personal Products
KLC Fund 1-C1 LP	Limited Partnership Units							500,000		500	500		(3)(8)
										500	500	0.12%

Total Equity:										$3,938	$3,938	0.98%
Subtotal Non-Controlled/Non-Affiliated Investments										496,688	487,769	120.83%

Controlled Investments:													(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	LIBOR	+	8.00%	(Q)	12.77%	12/31/36		N/A	$182,007	$178,367		(2)(4)(5)
										182,007	178,367	44.19%

Subtotal Controlled Investments										$182,007	$178,367	44.19%
Total Investments, December 31, 2022										$678,695	$666,136	165.02%
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

(1) The Company's investment or a portion thereof is pledged as collateral under the JPM Facility (See "Note 6. Borrowings").

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2022(9)

(dollar amounts in thousands, except per share data)

(2) The investment has an unfunded commitment as of December 31, 2022 (See "Note 8. Commitments"). Fair value includes an analysis of the unfunded commitment.

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

(9) The December 31, 2022 presentation has been revised to conform to the December 31, 2023 presentation.

See accompanying notes to consolidated financial statements.

VARAGON CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023

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

The Company has a wholly owned subsidiary, VCC Equity Holdings, LLC ("VCCEH”), that is taxed as a corporation for federal income tax purposes. VCCEH was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code, and the assets held by VCCEH are pledged as collateral supporting the amounts outstanding under the CIBC Facility (as discussed below). In addition, the Company has two other wholly owned subsidiaries, VCC Funding, LLC ("VCCF"), a bankruptcy remote special purpose entity, whose assets are pledged as collateral supporting the amounts outstanding under the JPM Facility (See "Note 6. Borrowings"), and Varagon SDLP, LLC (“VSDLP”), which holds the Company’s interest in the SDLP (as defined below). VCCEH, VCCF and VSDLP are each wholly owned subsidiaries of the Company, and as such are consolidated in its consolidated financial statements from June 2, 2022, the commencement of investment operations, in accordance with the Company’s consolidation policy.

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

Varagon Transaction with Man Group plc

On July 5, 2023, Varagon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Man Group plc (“Man Group”), pursuant to which a newly formed indirect subsidiary of Man Group merged with and into Varagon, with Varagon surviving the merger as an indirect subsidiary of Man Group (the “Transaction”). The Transaction closed on September 6, 2023. As a result, following the Transaction, Man Group owns a majority interest in Varagon and Varagon management continues to own, directly or indirectly, a minority interest in Varagon. Although the ownership of Varagon changed as a result of the Transaction, there are no material changes to the investment advisory or administrative services performed by the Adviser or Varagon in its capacity as the Company’s administrator.

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

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of December 31, 2023, the Company held approximately $20.0 million in cash. As of December 31, 2022, the Company held approximately $20.4 million in cash.

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

The Adviser elected to incur the organizational and offering expenses associated with the Company (See "Note 7. Related Party Transactions”) for the period from July 31, 2019 through March 29, 2022. Such organizational and offering expenses are not reimbursable by the Company. For the period from July 31, 2019 through December 31, 2019, the Adviser incurred $46,384 of organizational and offering expenses. For the year ended December 31, 2020, the Adviser incurred $11,805 of organization costs. For the year ended December 31, 2021, the Adviser incurred $0.1 million of organizational and offering expenses. For the period of January 1, 2022 through March 29, 2022, the Adviser incurred $0.4 million of organizational and offering expenses.

For the year ended December 31, 2023, the Company incurred and expensed $0.4 million of organizational expenses. For the year ended December 31, 2022, the Company incurred and expensed $0.2 million of organizational expenses.

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

Deferred Financing Costs

Deferred financing costs, incurred in connection with any revolving credit facility are presented as an asset on the Company’s Consolidated Statement of Assets and Liabilities and are deferred and amortized over the life of the respective credit facility (See "Note 6. Borrowings”).

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the year ended December 31, 2023, the Company earned PIK interest of $0.5 million. For the year ended December 31, 2022, the Company earned PIK interest of $0.1 million.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the year ended December 31, 2023, the Company earned $7,524 of PIK fee income. For the year ended December 31, 2022, the Company earned $0.2 million of PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2023 and December 31, 2022, there were no loans on non-accrual.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the Company would be deemed to "control" a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it "controls" as "Control Investments." Under the 1940 Act, the Company would be deemed to be an "Affiliated Person" of a portfolio company if it owned between 5% and 25% of the portfolio company's outstanding voting securities or the Company was under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as "Affiliated Investments." Investments which are neither Control Investments nor Affiliated Investments are referred to as "Non-Controlled/Non-Affiliated investments."

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

Currently, the Company uses interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

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

Derivative Instruments

For its current derivative instruments, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized appreciation (depreciation) recorded in "net change in unrealized appreciation (depreciation) on derivatives" in the Company's consolidated statements of operations. See Note 5. "Derivative Instruments" for more information.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance became effective upon issuance for all entities and generally was applied through December 31, 2022. As of December 31, 2023, the Company has amended its agreements with LIBOR as a reference rate to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate CME Term SOFR. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company does not believe the adoption of ASU 2020-04 and ASU 2021-01 will have a material impact on its consolidated financial statements and disclosures when applied.

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

Segments

The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in or can be derived from the Company’s consolidated financial statements (See "Note 3. Investments").

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
Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$506,153	72.5%	$497,911	72.6%
Equity	3,989	0.6	3,641	0.5
Subordinated Certificates of the SDLP	188,471	26.9	184,485	26.9
Total Investments	$698,613	100.0%	$686,037	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$492,750	72.6%	$483,831	72.6%
Equity	3,938	0.6	3,938	0.6
Subordinated Certificates of the SDLP	182,007	26.8	178,367	26.8
Total Investments	$678,695	100.0%	$666,136	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$188,471	26.9%	$184,485	26.9%
Health Care Providers & Services	113,201	16.2	112,463	16.4
Auto Components	39,394	5.6	37,685	5.5
Diversified Consumer Services	37,219	5.3	36,881	5.4
Aerospace & Defense	28,706	4.1	28,341	4.1
Distributors	26,990	3.9	25,892	3.8
Commercial Services & Supplies	26,923	3.9	25,799	3.8
Health Care Technology	26,816	3.8	26,788	3.9
Personal Products	21,256	3.0	20,133	2.9
Insurance	20,752	3.0	20,597	3.0
Software	20,415	2.9	20,389	3.0
Containers & Packaging	19,008	2.7	18,100	2.6
Food Products	17,389	2.5	16,899	2.5
Health Care Equipment & Supplies	17,053	2.5	16,965	2.5
Road & Rail	16,629	2.4	16,389	2.4
Electronic Equipment, Instruments & Components	13,579	2.0	13,510	2.0
Professional Services	11,547	1.7	11,543	1.7
Household Products	9,353	1.3	9,177	1.3
Trading Companies & Distributors	9,310	1.3	9,407	1.4
IT Services	8,531	1.2	8,502	1.2
Energy Equipment & Services	8,320	1.2	8,392	1.2
Chemicals	8,129	1.2	7,887	1.1
Hotels, Restaurants & Leisure	4,804	0.7	4,938	0.7
Food & Staples Retailing	2,862	0.4	2,869	0.4
Construction & Engineering	662	0.1	676	0.1
Transportation Infrastructure	469	0.1	480	0.1
Pharmaceuticals	466	0.1	483	0.1
Diversified Telecommunication Services(2)	307	0.0	315	0.0
Capital Markets(2)	52	0.0	52	0.0
Total Investments	$698,613	100.0%	$686,037	100.0%

(1) The following industry is solely comprised of the Subordinated Certificates of the SDLP. The portfolio companies in SDLP represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Senior Direct Lending Program” below.

(2) Represents a percentage that is less than 0.1%.

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$182,007	26.8%	$178,367	26.8%
Health Care Providers & Services	103,707	15.2	102,362	15.4
Auto Components	43,234	6.4	42,129	6.3
Diversified Consumer Services	30,804	4.6	30,400	4.6
Aerospace & Defense	27,894	4.1	27,316	4.1
Health Care Technology	24,088	3.5	23,792	3.6
Commercial Services & Supplies	23,920	3.5	23,433	3.5
Distributors	21,834	3.2	20,742	3.1
Insurance	20,913	3.1	20,672	3.1
Personal Products	20,810	3.1	20,298	3.0
Electronic Equipment, Instruments & Components	19,659	2.9	19,414	2.9
Trading Companies & Distributors	18,312	2.7	18,188	2.7
Health Care Equipment & Supplies	17,171	2.5	17,003	2.6
Software	16,939	2.5	16,654	2.5
Road & Rail	16,702	2.5	16,541	2.5
Containers & Packaging	15,316	2.3	15,119	2.3
Food Products	13,978	2.1	13,208	2.0
Professional Services	11,600	1.7	11,448	1.7
Household Products	9,686	1.4	9,462	1.4
IT Services	8,599	1.3	8,393	1.3
Energy Equipment & Services	7,655	1.1	7,477	1.1
Media	7,164	1.1	7,076	1.1
Chemicals	7,088	1.0	6,992	1.0
Hotels, Restaurants & Leisure	4,838	0.7	4,938	0.7
Food & Staples Retailing	4,144	0.6	4,077	0.6
Personal Products	500	0.1	500	0.1
Life Sciences Tools & Services(2)	97	0.0	99	0.0
Capital Markets(2)	36	0.0	36	0.0
Total Investments	$678,695	100.0%	$666,136	100.0%

(1) The following industry is solely comprised of the Subordinated Certificates of the SDLP. The portfolio companies in SDLP represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Senior Direct Lending Program” below.

(2) Represents a percentage that is less than 0.1%.

Transactions With Controlled/Affiliated Companies

During the year ended December 31, 2023, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands)(1):

Controlled Investment	Type of Investment	Fair Value at December 31, 2022	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2023	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$178,367	$25,562	$(1,230)	$(17,868)	$(346)	$—	$184,485	$25,933

During the year ended December 31, 2022, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2021	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2022	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$—	$182,516	$—	$(509)	$(3,640)	$—	$178,367	$12,877

(1) The December 31, 2022 presentation has been revised to conform to the December 31, 2023 presentation.

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of December 31, 2023 and December 31, 2022, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of December 31, 2023 and December 31, 2022, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of December 31, 2023 and December 31, 2022, the Company has funded $189.7 million and $182.0 million, respectively, of its commitment to the SDLP and had $16.6 million and $24.3 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $188.5 million and $184.5 million, respectively, as of December 31, 2023, and $182.0 million and $178.4 million, respectively, as of December 31, 2022. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 14.3% and 14.6%, respectively, as of December 31, 2023, and 13.5% and 13.8%, respectively, as of December 31, 2022. For the year ended December 31, 2023, the Company earned interest income of $25.9 million, from its investment in the Subordinated Certificates. For the year ended December 31, 2022, the Company earned interest income of $12.9 million from its investment in the Subordinated Certificates. As of December 31, 2023 and December 31, 2022, $6.8 million and $6.4 million was in Interest receivable on the Statement of Assets and Liabilities.

As of December 31, 2023 and December 31, 2022, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2023 and December 31, 2022, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2023 and December 31, 2022 (dollars in millions):

	As of December 31, 2023	As of December 31, 2022
Total first lien senior secured loans(1)	$5,431	$5,174
Largest loan to a single borrower(1)	$370	$377
Total of five largest loans to borrower(1)	$1,650	$1,631
Number of borrowers in the SDLP	22	22
Commitments to fund delayed draw loans (2)	$260	$294

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of December 31, 2023 (dollars in thousands):

Company	Industry	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	$11,478	$11,478	$11,363	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	45,911	45,911	45,452	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(Q)	11.54%	8/31/2027	157,588	157,588	156,012	(2)
Precinmac (US) Holdings Inc.	Aerospace & Defense	Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	41,110	41,110	40,699	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.38%	11/2/2029	3,179	3,179	3,179	(2)
Qnnect, LLC and Connector TopCo, LP	Aerospace & Defense	Term Loan	SOFR	+	7.00%	(Q)	12.38%	11/2/2029	275,175	275,175	275,175	(2)
										534,441	531,880
Auto Components
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	10.04%	8/31/2028	169,531	169,531	152,578	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	34,859	34,859	31,373	(2)
Arrowhead Holdco Company	Auto Components	Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	24,859	24,859	22,374	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	2,270	2,270	2,043	(2)
Arrowhead Holdco Company	Auto Components	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	40,033	40,033	36,030	(2)
North Haven Falcon Buyer, LLC	Auto Components	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.50%	5/19/2027	32,199	32,199	26,081	(2)
North Haven Falcon Buyer, LLC	Auto Components	Term Loan	SOFR	+	8.00%	(Q)	13.52%	5/19/2027	192,273	192,272	155,741	(2)
										496,023	426,220
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	228,385	228,385	228,385	(2)
ISQ Hawkeye HoldCo, Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	67,198	67,198	67,198	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.93%	10/13/2027	47,311	47,311	46,365	(2)
Pritchard Industries, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.50%	(Q)	10.93%	10/13/2027	197,885	197,885	193,927	(2)
Valcourt Holdings II, LLC	Commercial Services & Supplies	Term Loan	SOFR	+	5.75%	(S)	11.27%	11/21/2029	262,536	262,536	257,286	(2)
Valcourt Holdings II, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.27%	11/21/2029	—	—	—	(2)
										803,315	793,161
Diversified Consumer Services
Excelligence Learning Corporation	Diversified Consumer Services	Term Loan	SOFR	+	6.00%	(Q)	11.46%	1/18/2024	145,432	145,429	145,432	(2)
										145,429	145,432
Food & Staples Retailing
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	3/28/2025	83,991	83,991	83,991	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	64,989	64,989	64,989	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	170,089	170,089	170,089	(2)
FS Squared Holding Corp.	Food & Staples Retailing	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	4,252	4,252	4,252	(2)
										323,321	323,321
Food Products
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	13,970	13,970	13,132	(2)
Manna Pro Products, LLC	Food Products	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	29,294	29,294	27,536	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	47,131	47,131	44,303	(2)
Manna Pro Products, LLC	Food Products	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	177,136	177,136	166,508	(2)
										267,531	251,479
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	—	—	(2)(3)

Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Health Care Providers and Services	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
										—	—
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Hotels, Restaurants & Leisure	Term Loan	SOFR	+	6.25%	(Q)	11.72%	6/29/2029	169,150	169,150	169,150	(2)
Triwizard Holdings, Inc.	Hotels, Restaurants & Leisure	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.72%	6/29/2029	—	—	—	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.25%	4/2/2029	233,445	233,445	233,445	(2)
Concert Golf Partners Holdco LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.25%	4/2/2029	40,012	40,012	40,012	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.03%	6/8/2026	24,670	24,670	24,670	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Term Loan	SOFR	+	5.50%	(Q)	11.04%	6/8/2026	103,425	103,425	103,425	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.08%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Hotels, Restaurants, & Leisure	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.62%	6/8/2026	53,865	53,865	53,865	(2)
										674,567	674,567
Household Products
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	303,188	303,188	300,156	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	40,367	40,367	39,963	(2)
Walnut Parent, Inc.	Household Products	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	26,670	26,670	26,403	(2)
										370,225	366,522
Insurance
Benecon Midco II, LLC	Insurance	Term Loan	SOFR	+	5.25%	(M)	10.71%	12/4/2026	170,188	170,188	170,188	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	24,463	24,463	24,463	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	14,550	14,550	14,550	(2)
THG Acquisition, LLC	Insurance	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	206,190	206,190	206,190	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	58,320	58,320	58,320	(2)
THG Acquisition, LLC	Insurance	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	22,025	22,025	21,805	(2)
										495,736	495,516
Machinery
Harvey Tool Company, LLC	Machinery	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.03%	10/26/2027	34,940	34,940	34,591	(2)
Harvey Tool Company, LLC	Machinery	Term Loan	SOFR	+	5.50%	(Q)	11.00%	10/26/2027	221,631	221,631	219,415	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.53%	12/29/2026	61,696	61,696	61,696	(2)
NCWS Intermediate, Inc.	Machinery	Term Loan	SOFR	+	6.00%	(Q)	11.53%	12/29/2026	205,398	205,398	205,398	(2)
NCWS Intermediate, Inc.	Machinery	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.03%	12/29/2026	12,600	12,600	12,600	(2)
										536,265	533,700
Software
Emergency Communications Network, LLC	Software	Term Loan	SOFR	+	8.75%	(Q)	14.13%	6/30/2024	252,313	252,295	219,512	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Term Loan	SOFR	+	5.25%	(Q)	10.75%	5/29/2025	259,306	259,306	259,306	(2)
Pegasus Global Enterprise Holdings, LLC	Software	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.75%	5/29/2025	75,601	75,601	75,601	(2)
										587,202	554,419
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Trading Companies & Distributors	Term Loan	SOFR	+	6.25%	(M)	11.71%	12/14/2027	32,913	32,913	32,913	(2)
										32,913	32,913

Total Investments, December 31, 2023										$5,266,968	$5,129,130

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of December 31, 2023.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2023.

Below is a listing of SDLP’s individual investments as of December 31, 2022 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	$11,595	$11,595	$11,363	(2)
Precinmac (US) Holdings Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	46,379	46,379	45,451	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	159,200	159,200	156,016	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.42%	8/31/2027	41,530	41,530	40,700	(2)
Qnnect, LLC and Connector TopCo, LP	Term Loan	SOFR	+	7.00%	(S)	11.11%	11/2/2029	277,255	277,255	268,937	(2)
									535,959	522,467
Auto Components
Arrowhead Holdco Company	Term Loan	SOFR	+	4.50%	(Q)	9.05%	8/31/2028	171,265	171,265	162,702	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.61%	8/31/2028	35,215	35,215	33,454	(2)
Arrowhead Holdco Company	Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	25,113	25,113	23,857	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	2,293	2,293	2,179	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	LIBOR	+	4.50%	(Q)	8.61%	8/31/2028	40,442	40,442	38,420	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	11.65%	5/19/2027	31,155	31,155	28,974	(2)
North Haven Falcon Buyer, LLC	Term Loan	LIBOR	+	6.50%	(Q)	11.18%	5/19/2027	186,042	186,042	173,019	(2)
									491,525	462,605
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	6.25%	(M)	10.63%	8/17/2029	230,698	230,698	226,084	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	10.63%	8/17/2029	55,816	55,816	54,700	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	42,384	42,384	41,113	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.50%	(S)	10.54%	10/13/2027	199,904	199,904	193,907	(2)
									528,802	515,804
Diversified Consumer Services
Excelligence Learning Corporation	Term Loan	LIBOR	+	6.00%	(Q)	9.67%	1/18/2024	146,348	146,289	146,348	(2)
									146,289	146,348
Food & Staples Retailing
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.99%	3/28/2025	66,164	66,164	66,164	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	65,659	65,659	65,659	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	171,875	171,875	171,875	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.49%	3/28/2025	4,297	4,297	4,297	(2)
									307,995	307,995
Food Products
Manna Pro Products, LLC	Term Loan	LIBOR	+	6.00%	(M)	10.29%	12/10/2026	14,114	14,114	13,126	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/10/2026	29,641	29,641	27,566	(2)
Manna Pro Products, LLC	Term Loan	LIBOR	+	6.00%	(M)	10.07%	12/10/2026	47,565	47,565	44,236	(2)
Manna Pro Products, LLC	Term Loan	LIBOR	+	6.00%	(M)	10.07%	12/10/2026	178,962	178,962	166,435	(2)
									270,282	251,363
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Term Loan	LIBOR	+	6.50%	(Q)	11.34%	11/21/2024	4,551	4,340	1,911	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	LIBOR	+	6.50%	(Q)	11.34%	11/21/2024	18,369	17,518	7,715	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	11.34% (4.00% PIK)	11/21/2024	125,369	119,560	52,655	(2)(3)
Center for Autism and Related Disorders, LLC	Delayed Draw Term Loan	LIBOR	+	6.50%	(Q)	10.17%	11/21/2024	6,900	6,580	2,898	(2)(3)
									147,998	65,179
Hotels, Restaurants, & Leisure
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	5.50%	(Q)	10.28%	4/2/2029	235,815	235,815	235,815	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	6.25%	4/2/2029	19,507	19,507	19,507	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.87%	6/8/2026	24,920	24,920	24,920	(2)

HGC Holdings, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.55%	6/8/2026	104,475	104,475	104,475	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.89%	6/8/2026	12,000	12,000	12,000	(2)
Towne Holdings, Inc.	Term Loan	SOFR	+	8.75%	(Q)	13.79%	8/31/2023	146,866	146,866	143,929	(2)
									543,583	540,646
Household Products
Walnut Parent, Inc.	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	308,000	308,000	298,760	(2)
Walnut Parent, Inc.	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	41,834	41,834	40,579	(2)
Walnut Parent, Inc.	Term Loan	LIBOR	+	5.50%	(Q)	10.24%	11/9/2027	27,171	27,171	26,355	(2)
									377,005	365,694
Insurance
Benecon Midco II, LLC	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	12/4/2026	171,938	171,938	171,938	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	24,713	24,713	24,466	(2)
THG Acquisition, LLC	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	14,700	14,700	14,553	(2)
THG Acquisition, LLC	Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	208,338	208,338	206,254	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	58,922	58,922	58,333	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	LIBOR	+	5.75%	(M)	10.13%	12/2/2026	14,521	14,521	14,231	(2)
									493,132	489,775
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	LIBOR	+	5.50%	(Q)	10.69%	10/26/2027	9,720	9,720	9,623	(2)
Harvey Tool Company, LLC	Term Loan	LIBOR	+	5.50%	(Q)	10.23%	10/26/2027	223,893	223,893	221,654	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/29/2026	62,329	62,329	61,082	(2)
NCWS Intermediate, Inc.	Term Loan	LIBOR	+	6.00%	(M)	10.38%	12/29/2026	207,515	207,515	203,365	(2)
									503,457	495,724
Software
Emergency Communications Network, LLC	Term Loan	SOFR	+	7.75%	(Q)	11.84%	6/30/2024	238,820	238,766	214,938	(2)
n2y Holdings, LLC	Term Loan	LIBOR	+	5.75%	(M)	10.14%	11/13/2026	66,150	66,150	65,489	(2)
n2y Holdings, LLC	Term Loan	LIBOR	+	5.75%	(M)	10.14%	11/13/2026	127,313	127,313	126,039	(2)
Pegasus Global Enterprise Holdings, LLC	Term Loan	LIBOR	+	5.25%	(Q)	9.98%	5/29/2025	262,021	262,021	262,021	(2)
Pegasus Global Enterprise Holdings, LLC	Delayed Draw Term Loan	LIBOR	+	5.25%	(Q)	6.25%	5/29/2025	76,382	76,382	76,382	(2)
									770,632	744,869
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(M)	11.42%	12/14/2027	49,614	49,614	49,614	(2)
									49,614	49,614

Total Investments, December 31, 2022									$5,166,273	$4,958,083

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

After performing the investment analysis and income analysis for the year ended December 31, 2023, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. According to Rule 3-09 of Regulation S-X, the audited financial statements of SDLP are attached as an exhibit to this Annual Report on Form 10-K.
Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$89	$497,822	$497,911
Equity	—	—	3,641	3,641
Subordinated Certificates of the SDLP	—	—	184,485	184,485
Total	$—	$89	$685,948	$686,037
Total investments at fair value				$686,037
Derivative contracts payable, at fair value	—	91	—	91
Total Derivative contracts payable, at fair value	$—	$91	$—	$91

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2023 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2022	$483,740	$2,633	$178,367	$664,740
Purchases	64,281	51	25,562	89,894
Payment-in-kind and other adjustments to cost	656	—	(1,230)	(574)
Principal repayments	(53,083)	—	(17,868)	(70,951)
Net realized gains/(losses)	(289)	—	—	(289)
Net amortization of premium/discount	1,838	—	—	1,838
Net change unrealized gains/(losses)	679	(348)	(346)	(15)
Transfers into Level 3	—	1,305	—	1,305
Balance as of December 31, 2023	$497,822	$3,641	$184,485	$685,948
Net change unrealized appreciation/(depreciation) for investments still held as of December 31, 2023	$(8,237)	$(348)	$(3,987)	$(12,572)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2021	$—	$—	$—	$—
Purchases	543,253	3,633	182,516	729,402
Payment-in-kind and other adjustments to cost	265	—	—	265
Principal repayments	(52,263)	—	(509)	(52,772)
Net amortization of premium/discount	1,401	—	—	1,401
Net change unrealized gains/(losses)	(8,916)	—	(3,640)	(12,556)
Transfer out of Level 3	—	(1,000)	—	(1,000)
Balance as of December 31, 2022	$483,740	$2,633	$178,367	$664,740
Net change unrealized appreciation/(depreciation) for investments still held as of December 31, 2022	$(8,916)	$—	$(3,640)	$(12,556)

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2023, the Company had two equity investments with an aggregate fair value of $1.3 million transfer from being measured at NAV to Level 3 as a result of changes in the observability of significant inputs.

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$476,551	Income Approach (DCF)	Discount Rate	8.4% - 16.5%	10.5%
Senior Secured First Lien Term Loans	21,271	Recent Transaction	Transactions Prices	97.0% - 98.9%	97.7%
Equity	1,735	Income Approach (DCF)	Long Term Growth Rate, Discount Rate	7.5% -10.5%	8.8%
		Market Approach	EBIDTA Multiple	10.5x - 17.6x	13.5x
Equity	1,101	Market Approach	EBIDTA Multiple	11.0x - 20.0x	14.4x
Equity	805	Recent Transaction	Transactions Price	100.0% - 100.0%	100.0%
Subordinated Certificates of the SDLP	184,485	Income Approach (DCF)	Discount Rate	8.5% -9.5%	9.5%
Total	$685,948

(1) Unobservable inputs were weighted by the relative fair value of the investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$459,838	Income Approach (DCF)	Discount Rate	8.0% - 13.3%	9.8%
Senior Secured First Lien Term Loans	21,628	Recent Transaction	Transaction Prices	96.2% - 99.0%	97.3%
Senior Secured First Lien Term Loans	2,274	Market Approach (Recovery)	EBITDA Multiple	7.9x - 14.0x	11.8x
Equity	2,633	Income Approach (DCF), Market Approach	EBITDA Multiple, Long Term Growth Rate, Discount Rate, Market Comps	6.3% - 10.3%	8.3%
Subordinated Certificates of the SDLP	178,367	Income Approach (DCF)	Discount Rate	10.0% - 11.0%	10.7%
Total	$664,740

(1) Unobservable inputs were weighted by the relative fair value of the investments.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate interest rate risk exposures. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2023, the Company had two outstanding interest rates swaps that were not designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to these interest rate swap contracts was CIBC Bank USA ("CIBC").

Certain information related to the Company's derivative instruments as of December 31, 2023 are presented in the following location in the Consolidated Statement of Assets and Liabilities:

December 31, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$—	$20	Derivative contracts payable, at fair value
Interest rate swap	25,000	12/21/2028	—	$71	Derivative contracts payable, at fair value
Total	$50,000		$—	$91

The Company records its derivatives on a net basis in the Consolidated Statement of Assets and Liabilities. The Company has a master netting agreement with its derivative counterparty which allows for the right to offset by counterparty.

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the year ended December 31, 2023 is presented in the following location in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows:

Derivative Instrument	Consolidated Statements of Operations and Consolidated Statements of Cash Flows Locations	For the Year Ended December 31, 2023
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	(91)
Total		(91)

The Company had no derivative instruments as of December 31, 2022.

The Company has agreements with CIBC that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2023, the termination fair value of derivatives in a net liability position related to these agreements was $(95). As of December 31, 2023, the Company has not posted any collateral related to these agreements.

If the Company had breached any of these provisions at December 31, 2023, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of December 31, 2023, the Company's asset coverage ratio was 238.22%.

The Company’s outstanding debt as of December 31, 2023 and December 31, 2022 was as follows (dollars in thousands):

	As of December 31, 2023				As of December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Facility	$300,000	$233,900	$233,900	$233,900	$500,000	$270,500	$270,500	$270,500
CIBC Facility	75,000	7,770	7,770	7,770	—	—	—	—
Fronting Agreement (1)	—	—	—	—	15,000	8,000	8,000	8,000
2026 Notes	25,000	25,000	25,000	25,000	—	—	—	—
2028 Notes	25,000	25,000	25,000	25,000	—	—	—	—
Total borrowings outstanding, net of deferred financing costs	$425,000	$291,670	$291,670	$291,670	$515,000	$278,500	$278,500	$278,500

(1) See Note 7. Related Party Transactions for details on the Fronting Amount.

JPM Facility

On June 2, 2022, the Company's wholly owned subsidiary, VCCF, entered into the Loan and Security Agreement (the "Loan and Security Agreement" and the revolving credit facility thereunder, the "JPM Facility") with JPMorgan Chase Bank, National Association, as administrative agent ("JPMorgan").

The JPM Facility currently allows VCCF to borrow up to $300 million, subject to certain leverage and borrowing base restrictions, and may potentially be expanded up to $600 million with the consent of the lenders. The JPM Facility’s reinvestment period ends on June 2, 2025 and has a termination date of June 2, 2027.

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

On January 26, 2023, the Company entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”). The First Amendment, among other things: (i) reduces the borrowings available under the JPM Facility from up to $500 million to up to $300 million, subject to certain leverage and borrowing base restrictions; and (ii) reduces the commitment increase, subject to lender consent, from up to $800 million to up to $600 million. The reduction was accounted for as a debt modification to a line-of-credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt financing costs in the amount of $1.4 million and was recorded on the Consolidated Statement of Operations as a component of "Credit facility fees".

On November 20, 2023, the Company entered into a Second Amendment to the Loan and Security Agreement (the "Second Amendment"). The Second Amendment, among other things: (i) permits the inclusion of revolving loans as collateral to the JPM Facility; (ii) decreases the minimum funding amount under the Loan and Agreement from 85% to 75% of the financing commitment which commenced November 21, 2023; and (iii) increases the percentage of Collateral Principal Amount (as defined in the Second Amendment) that may consist of portfolio investments the obligors of which have a leverage ratio equal to or greater than 7.0x from 0.0% to 10.0%.

At December 31, 2023 and December 31, 2022, the carrying amount of the Company's borrowings under the JPM Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the JPM Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the year ended December 31, 2023 and 2022, respectively (dollars in thousands):

	Year Ended December 31,
	2023	2022
JPM Facility interest	$19,427	$8,191
JPM Facility unused fees	374	675
Amortization of debt issuance costs	1,918	471
Total interest and financing expenses related to the JPM Facility	$21,719	$9,337
Weighted average outstanding debt balance of the JPM Facility	$254,857	$272,019
Weighted average interest rate of the JPM Facility (annualized)	7.6%	5.2%

CIBC Facility

On January 31, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement” and the senior secured credit facility thereunder, the “CIBC Facility”) among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and CIBC, as administrative agent and as sole lead arranger. The CIBC Facility is guaranteed by VCCEH, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the CIBC Facility may be used for general corporate purposes, including the funding of portfolio investments. The initial maximum principal amount of the CIBC Facility is $75 million, subject to availability under the borrowing base, which is based on the Company’s and Guarantor’s portfolio investments and other outstanding indebtedness. Maximum capacity under the CIBC Facility may be increased to $150 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The CIBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions. The CIBC Facility's commitment termination date is January 31, 2026 and has a final maturity date of January 31, 2028.

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

At December 31, 2023, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the year ended December 31, 2023 and 2022, respectively (dollars in thousands):

	Year Ended December 31,
	2023	2022
CIBC Facility interest	$1,647	$—
CIBC Facility unused fees	181	—
Amortization of debt issuance costs	199	—
Total interest and financing expenses related to the CIBC Facility	$2,027	$—
Weighted average outstanding debt balance of the CIBC Facility	$21,184	$—
Weighted average interest rate of the CIBC Facility (annualized)	7.8%	—%

Unsecured Notes

On December 21, 2023, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $25,000,000 in aggregate principal amount of Series A Senior Notes, Tranche A, due December 21, 2026, with a fixed interest rate of 8.10% per year (the “2026 Notes”), and $25,000,000 in aggregate principal amount of Series A Senior Notes, Tranche B, due December 21, 2028, with a fixed interest rate of 8.20% per year (the “2028 Notes” and, together with the 2026 Notes, the “Notes”), to qualified institutional investors in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"). The Notes are guaranteed by VCC Equity Holdings, LLC, a wholly owned subsidiary of the Company.

Interest on the Notes will be payable semi-annually on June 21 and December 21 each year, beginning on June 21, 2024. The 2026 Notes and the 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to September 21, 2026 and September 21, 2028, respectively, at par plus accrued interest to the redemption date and a make-whole premium, and thereafter at par plus accrued interest to the redemption date. In addition, the Company is obligated to offer to prepay the Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

At December 31, 2023, the carrying amount of the Notes approximated their fair value. As of December 31, 2023, the Notes would be deemed to be Level 3, as defined in Note 2.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the year ended December 31, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022
2026 Notes interest	$56	$—
2028 Notes interest	57	$—
Amortization of debt issuance costs	4	$—
Total	$117	$—
Weighted average stated interest rate	8.2%	$—
Weighted average outstanding balance	1,507	$—

Note 7. Related Party Transactions

Investment Advisory Agreement

On June 2, 2022, the Company entered into an investment advisory agreement with the Adviser. In connection with the Transaction, the Company entered into a new investment agreement between the Company and the Adviser (the "Investment Advisory Agreement"), which became effective on September 6, 2023. The Investment Advisory Agreement is materially identical to the prior investment advisory agreement, dated June 2, 2022. Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders.

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

For the year ended December 31, 2023, the Company incurred base management fees to the Adviser of $5.1 million.

For the year ended December 31, 2022, the Company incurred base management fees to the Adviser of $2.8 million.

As of December 31, 2023, $1.3 million was included in “base management fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Prior to a Public Listing, the amounts of Income Incentive Fee payable will be equal to:

(i)
100% of the excess of the Company’s “pre-incentive fee net investment income” (as defined below), expressed as a rate of return on the Company's net assets, before taking into account any Income Incentive Fees payable during such period, for the immediately preceding quarter, over a preferred return of 1.75% per quarter (7% annualized) (“Incentive Fee Hurdle”), until the Adviser has received a “catch-up” equal to 12.5% of the pre-incentive fee net investment income for the immediately preceding quarter; and
(ii)
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

For the year ended December 31, 2023, the Company incurred an Income Incentive Fee of $6.0 million.

For the year ended December 31, 2022, the Company incurred an Income Incentive Fee of $1.3 million.

As of December 31, 2023, $2.2 million was included in “Income-based incentive fee payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the year ended December 31, 2023 and 2022, the Company did not incur a Capital Gains Incentive Fee.

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

For the year ended December 31, 2023, the Company recorded administrator expenses of $1.2 million.

For the year ended December 31, 2022, the Company recorded administrator expenses of $0.7 million.

As of December 31, 2023, the Company had $0.3 million in "Administrator expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities.

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

Any such reimbursement will be made during the first four fiscal quarters following the 24-month period after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended by up to an additional 18 months in the sole discretion of the Board (i.e., from 24 months to up to 42 months after the Initial Closing). Subsequent to the year ended December 31, 2023, the Board extended the Fundraising Period. See "Note 13. Subsequent Events" for more information. For the avoidance of doubt, to the extent the Fundraising Period is extended by up to an additional 18 months in the sole discretion of the Board, the Company will reimburse the Adviser or, as applicable, Varagon, for the organizational and offering expenses incurred by the Company during the first four fiscal quarters following the extended Fundraising Period. The Company’s obligation to reimburse the Adviser or Varagon, as applicable, under the Expense Reimbursement Agreement automatically became a liability of the Company on June 2, 2022, when the Company elected to be regulated as a BDC under the 1940 Act. For the avoidance of doubt, reimbursements under the Expense Reimbursement Agreement are not conditioned on any performance threshold and are not considered a contingent liability for accounting purposes.

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

On January 17, 2023, the Company repaid Varagon the remaining $8.0 million due to Varagon under the Fronting Letter.

Placement Agent Agreements

On May 23, 2022, the Adviser entered into an agreement with Rondout Partners, LLC ("Rondout") on behalf of the Company, pursuant to which Rondout, assisted the Company in conducting the Offering. Rondout provided notice of the agreement’s termination on July 18, 2023, which termination became effective on August 17, 2023 (the "Rondout Placement Agent Agreement").

On September 6, 2023, the Adviser entered into an agreement with Man Investments Inc. on behalf of the Company, pursuant to which Man Investments Inc., assists the Company in conducting the Offering (the "Man Placement Agent Agreement"). On October 13, 2023, the Adviser entered into an agreement with Man Investments Inc. on behalf of the Company, pursuant to which Man Investments Inc. assists the Company in conducting the Offering in Canada (together with the Rondout Placement Agent Agreement and the Man Placement Agent Agreement, the "Placement Agent Agreements").

For avoidance of doubt, the Adviser or its affiliates are solely responsible for any placement or “finder’s” fees payable to any placement agents engaged by the Adviser on behalf of the Company in connection with the Offering.

Note 8. Commitments

Unfunded commitments

As of December 31, 2023 and December 31, 2022, the Company had commitments under loan and financing agreements to fund up to $22.7 million to 29 portfolio companies and $33.0 million and 30 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2023 and December 31, 2022 are shown in the table below (dollars in thousands):

	As of December 31, 2023	As of December 31, 2022
Accupac, LLC	564	564
ADPD Holdings, LLC	5	5
ADPD Holdings, LLC	—	2
ADPD Holdings, LLC	12	13
ADPD Holdings, LLC	13	13
Advanced Web Technologies Holding Company	—	76
Adviser Investments, LLC	9	9
Adviser Investments, LLC	37	53
Arrowhead Holdco Company	—	19
Boulder Scientific Company, LLC	625	1,043
BRG Acquisition Co., LLC	600	600
Cadent, LLC	—	181
Castleworks Home Services Company	7	277
Center for Autism and Related Disorders, LLC	—	2,235
Concord III, L.L.C.,	210	—
Energy Labs Holding Corp.	—	943
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	360	456
Eye Health America, LLC	1,092	1,146
Fingerpaint Marketing, Inc.	14	—
HLSG Intermediate, LLC	1,655	—
JTM Foods LLC	3	—
KL Bronco Acquisition, Inc.	—	27
KL Bronco Acquisition, Inc.	250	536
KL Bronco Acquisition, Inc.	1,786	1,786
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	386	—
Krayden Holdings, Inc.	405	—
Leiters, Inc.	244	—
M&D Midco, Inc.	11	12
M&D Midco, Inc.	10	23
MDI Buyer, Inc.	7	7
MWD Management, LLC	266	—
MWD Management, LLC	—	233
North Haven Stallone Buyer, LLC	333	—
North Haven Stallone Buyer, LLC	—	10
OIS Management Services, LLC	577	577
OIS Management Services, LLC	—	1,923
Oliver Packaging, LLC	176	585
Online Labels Group, LLC	10	—
Online Labels Group, LLC	9	—
Online Labels Group, LLC	9	—
Pediatric Home Respiratory Services, LLC	—	1,063
POY Holdings, LLC	1,211	—
RFI Buyer, Inc.	12	12
RFI Buyer, Inc.	—	14
Senior Direct Lending Program, LLC	8,557	10,438
SGA Dental Partners Opco, LLC	—	4,629
SGA Dental Partners Opco, LLC	1,394	—
Techmer BB Bidco, LLC	—	7
Techmer BB Bidco, LLC	32	36
Turbo Buyer, Inc.	760	760
United Musculoskeletal Partners Acquisition Holdings, LLC	562	1,630
USN Opco, LLC	—	593
USSC Acquisition Corp.	—	331
Total Unfunded Commitments	$22,714	$32,982

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2023, the Company had cash of $20.0 million, available borrowings under the JPM Facility of $66.1 million, subject to borrowing base limitations, available borrowings under the CIBC Facility of $67.2 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

Note 9. Directors Fees

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

For the year ended December 31, 2023, the Company accrued $0.3 million for directors’ fees and expenses. For the year ended December 31, 2022, the Company accrued $0.3 million. As of December 31, 2023, the Company had $0.1 million in "Directors' fees and expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2022, the Company had $0.1 million in "Directors' fees and expenses payable" in the accompanying Consolidated Statements of Assets and Liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the year ended December 31, 2023 and 2022 (dollars in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Net increase (decrease) in net assets resulting from operations	$42,242	$9,242
Weighted average shares outstanding (1)	41,499,392	39,848,927
Earnings per share (basic and diluted) (1)	$1.02	$0.23

(1) Per share data for the year ended December 31, 2022 was derived by using the weighted average shares outstanding from the June 2, 2022 (commencement of investment operations) through December 31, 2022 and does not include the 100 shares issued in connection with the Company's seed audit on March 29, 2022 that were subsequently redeemed on June 2, 2022 in connection with the Merger.

Capital Activity

The Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.01 per share. The Company intends to offer and sell its shares of common stock to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act in a private placement in reliance on Regulation D and Regulation S, as applicable. In connection with the Fundraising Period, the Company held the Initial Closing on June 2, 2022 and entered into subscription agreements in which investors have made capital commitments to purchase shares of common stock (the “Subscription Agreements”), providing private placement of the Company’s shares of common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022, in connection with the Merger.

As of December 31, 2023, the Company had received capital commitments totaling $488.2 million ($73.5 million remains undrawn). On June 2, 2022, the Company held the Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of its shares of common stock. On June 2, 2022, the Company delivered its first capital drawdown notice to investors relating to the issuance of 36,130,510 shares of common stock for an aggregate offering price of $361.3 million, of which $5.1 million was from Varagon and current officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through December 31, 2023 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through December 31, 2023 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Total					$63,578	24,949	$248

Note 11. Income Tax Information and Distributions to Shareholders

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

The Company is subject to a nondeductible 4% U.S. federal excise tax on its undistributed income, unless it timely distributes (or is deemed to have timely distributed) an amount equal to the sum of (1) 98% of ordinary income for each calendar year, (2) 98.2% of the amount by which capital gains exceeds capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year, and (3) any income and gains recognized, but not distributed, from the previous years. While the Company intends to distribute any income and capital gains to avoid imposition of this 4% U.S. federal excise tax, it may not be successful in avoiding entirely the imposition of this tax. In that case, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement. For the year ended December 31, 2023, the Company distributed at least 98% of its ordinary income and 98.2% of its capital gains, and as such, did not record an excise tax. For the year ended December 31, 2022, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the year ended December 31, 2022, an excise tax of $0.1 million was recorded.

For the fiscal year ended December 31, 2023, the Company did not record a U.S. federal income tax expense/(benefit).

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions as of and through December 31, 2023. The Company's current tax year and 2022 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of December 31, 2023.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Tax cost of investments	$686,423	$679,589
Unrealized appreciation	1,389	216
Unrealized depreciation	(1,775)	(13,659)
Net unrealized appreciation (depreciation) from investments	$(386)	$(13,443)

For U.S. federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2023 and December 31, 2022 was as follows (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Ordinary Income	$42,916	$20,910
Long-term Capital Gain	$—	$—
Return of capital	$—	$—

At December 31, 2023, and December 31, 2022, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of organizational costs and the tax treatment of partnership investments, as follows (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Undistributed Ordinary Income	$—	$1,998
Undistributed Capital Gains	—	—
Capital Loss Carry Forwards	(289)	—
Late Year Losses	—	—
Other Accumulated Losses	(11,575)	(161)
Unrealized appreciation/(depreciation)	(386)	(13,443)
Components of distributable earnings/(accumulated deficits) at year end	$(12,250)	$(11,606)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. For the year ended December 31, 2023 the Company has a capital loss carryforward of $(0.3) million.

During the current fiscal year, permanent differences primarily due to non-deductible excise tax resulted in a net increase of $29,489 in distributable earnings and a net decrease of $29,489 in additional paid-in capital. These reclassifications had no effect on net assets.

Tax information for the fiscal year ended December 31, 2023 is an estimate and will not be finally determined until the Company files its 2023 tax return.

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the year ended December 31, 2023 and 2022, the Company determined that no deferred tax asset or liability was necessary.

VCCEH has elected to be taxed as a corporation for U.S. federal income tax purposes. As a result, VCCEH is obligated to pay federal, state and local income tax on its taxable income.

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2023 are as follows:

Year Ended December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$9,894
Net unrealized loss on investments	81,323
Valuation allowance	(91,218)
Total deferred tax assets	—
Deferred tax liabilities:
Total deferred tax liabilities	—
Net deferred tax assets and liabilities	$—

The Company's income tax provision consists of the following as of December 31, 2023:

Year Ended December 31, 2023
Current tax (expense)/benefit
Federal	$—
State and Local	—
Total current tax (expense)/benefit	—
Deferred tax (expense)/benefit
Federal	78,974
State and Local	12,244
Valuation allowance	(91,218)
Total deferred tax (expense)/benefit	$—
Total income tax (expense)/benefit	—

Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the period January 1, 2023 through December 31, 2023, as follows:

Year Ended December 31, 2023
Income tax benefit at federal statutory tax rate	$10,409,380
Income attributable to the RIC and not subject to corporate tax	(10,330,464)
State and local income tax benefit (net of federal detriment)	12,235
Prior year net operating loss carryforward	3,190
Book vs. tax basis in partnership investments	(3,123)
Permanent differences	—
Valuation allowance	(91,218)
Total income tax (expense)/benefits	$—

At December 31, 2023, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset for the quarter ended December 31, 2023.

From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material

A net operating loss carryforward is available to offset future taxable income. As of December 31, 2023, VCCEH had a net operating loss carryforward for federal income tax purposes of $40,791. This net operating loss may be carried forward indefinitely.

For tax purposes, net realize capital losses generated by VCCEH may be carried over to offset future capital gains, if any. These capital losses can be carried forward for 5 years. As of December 31, 2023, the Company did not have any capital loss carry forwards.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2023 and 2022 (dollars in thousands, except per share data):

	For the year ended December 31, 2023	For the period from June 2, 2022 (commencement of investment operations) through December 31, 2022

Per Share Data: (1) (2)
Net asset value, beginning of period (3)	$9.73	$—
Net investment income (loss)	1.03	0.55
Net unrealized appreciation (depreciation)	—	(0.32)
Net realized gains (losses)	(0.01)	—
Net increase (decrease) in net assets resulting from operations	1.02	0.23
Distributions of net investment income to shareholders (4)	(1.04)	(0.50)
Issuance of common stock	—	10.00
Net asset value per share, end of period	$9.71	$9.73
Number of shares outstanding, end of period	41,505,531	41,490,642
Total return based on net asset value (5)(6)	10.81%	2.18%
Net assets attributable to shareholders, end of period	$403,150	$403,677

Ratio to average net assets attributable to shareholders:
Average net assets	$405,570	$395,488
Total expenses (7)	9.84%	6.83%
Total expenses (other than incentive fee) (7)	8.35%	6.50%
Net investment income (7)	10.51%	9.73%
Interest expense and credit facility fees (7)	5.88%	4.05%

Ratios/Supplemental Data:
Asset coverage, end of period (8)	238.22%	244.95%
Weighted average shares outstanding (9)(10)	41,499,392	39,848,927
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%
Average debt outstanding (11)	$277,548	$272,563
Average debt outstanding per share	$6.69	$6.84
Portfolio turnover (6)(12)	9.85%	10.20%
Year of formation	2019	2019

(1) The per share data for 2023 was derived by using the weighted average shares outstanding. The per share data for 2022 was derived by using the weighted average shares outstanding from June 2, 2022 (commencement of investment operations) through December 31, 2022.

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

(3) Net asset value at the beginning of the period from June 2, 2022 (commencement of investment operations) through December 31, 2022 is adjusted to reverse the initial share issuance of 100 shares of common stock in connection with the Company's seed audit, as well as $81,049 of accrued expenses. Net asset value after the Company's seed audit was $(810.39) per share.

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

(6) Not annualized.

(7) Annualized for the period from June 2, 2022 (commencement of investment operations) through December 31, 2022, except in the case of non-recurring expenses (i.e. organizational expenses).

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

(10) Weighted average common shares outstanding for the year ended December 31, 2022 was 30,531,755, calculated from March 29, 2022 (first issuance of shares of common stock) through December 31, 2022.

(11) Based on daily weighted average balance of debt outstanding during the period.

(12) Portfolio turnover calculation does not include the non-cash acquisition of the SDLP.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2023 except as disclosed below:

On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $25,000,000 and $25,000,000 that matures on December 21, 2026 and December 21, 2028, respectively. Under the interest rate swap agreement for the 2026 Notes and the 2028 Notes, the Company received a fixed interest rate of 8.10% and 8.20% and pay a floating interest rate of SOFR + 4.226% and SOFR + 4.595%, respectively.

On March 20, 2024, the Board determined to extend the Fundraising Period from 24 months to 42 months after the Initial Closing. As a result of the foregoing, the Company extended the period during which it may hold subsequent closings from June 2, 2024 to December 2, 2025.

On March 20, 2024, the Board declared a dividend of $0.2371 per share and a special dividend of $0.0333 per share, both payable on April 10, 2024 to shareholders of record as of the close of business on March 29, 2024.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a)
Item 8.01 Other Events.

Pursuant to a private offering of its shares of common stock, Varagon Capital Corporation (the “Company”) is offering its shares of common stock to “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). The initial closing of the Private Offering was held on June 2, 2022 (the “Initial Closing”). On March 20, 2024, the Company’s board of directors determined to extend the fundraising period from 24 months to 42 months after the Initial Closing. As a result of the foregoing, the Company extended the period during which it may hold subsequent closings from June 2, 2024 to December 2, 2025.

b)
During the fiscal quarter ended December 31, 2023, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors and Executive Officers

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

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

(a) Financial Statements

The following financial statements are set forth in Item 8 of Part II:

(b) Exhibits required to be filed by item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (2)
3.2	Amended and Restated Bylaws (1)
3.3	Articles of Merger of the Company (2)
4.1	Form of Subscription Agreement (3)
4.2	Description of Securities (6)
10.1	Investment Advisory Agreement, dated September 6, 2023, by and between Varagon Capital Corporation and VCC Advisors, LLC (7)
10.2	Administration Agreement, dated September 6, 2023, by and between Varagon Capital Corporation and Varagon Capital Partners, L.P. (7)
10.3	Sub-Administration Agreement between Varagon Capital Partners, L.P. and State Street Bank and Trust Company (2)
10.4	Transfer Agency Agreement between Varagon Capital Corporation and State Street Bank and Trust Company (2)
10.5	Distribution Reinvestment Plan (1)
10.6	Form of Indemnification Agreement (1)
10.7	Custody Agreement by and between Varagon Capital Corporation and State Street Bank and Trust Company (1)
10.8	License Agreement between Varagon Capital Corporation and VCC Advisors, LLC (1)
10.9	Expense Reimbursement Agreement between Varagon Capital Corporation and VCC Advisors, LLC (2)
10.10	Registration Rights Agreement by and among the Company and each of the investors listed therein (2)
10.11

Loan and Security Agreement, dated as of June 2, 2022, among VCC Funding, LLC, the lenders party thereto, the collateral administrator, collateral agent and securities intermediary party thereto, JPMorgan Chase Bank, National

Association, as administrative agent and Varagon Capital Corporation, as servicer (2)

10.12

First Amendment to the Loan and Security Agreement, dated as of January 26, 2023, by and among VCC

Funding, LLC, as borrower, the lenders party thereto, the collateral administrator, collateral agent and securities intermediary party thereto, JPMorgan Chase Bank, National Association, as administrative agent, and Varagon Capital

Corporation, as servicer (4)

10.13

Second Amendment to the Loan and Security Agreement, dated as of November 20, 2023, by and among VCC Funding, LLC, as borrower, the lenders party thereto, the collateral administrator, collateral agent and securities intermediary party thereto, JPMorgan Chase Bank, National Association, as administrative agent, and Varagon Capital Corporation, as servicer (8)

10.14

Senior Secured Revolving Credit Agreement, dated as of January 31, 2023, among Varagon Capital Corporation, as borrower, the lenders and issuing banks party thereto, and CIBC Bank USA, as administrative agent and as sole lead arranger (5)

10.15	Master Note Purchase Agreement, dated December 21, 2023, by and among Varagon Capital Corporation and each of the purchaser listed in the purchaser scheduled thereto (9)
14.1	Code of Ethics of Varagon Capital Corporation (2)
19.1*	Insider Trading Policy of Varagon Capital Corporation
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Audited Consolidated Financial Statements of Senior Direct Lending Program as of December 31, 2023 and December 2022 and for the years ended December 31, 2023 and 2022.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed here within.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on May 27, 2022.
(2)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form 10 filed on July 15, 2022.
(3)	Incorporated by reference to the Registrant’s Amendment No.2 to the Registration Statement on Form 10 filed on July 22, 2022.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 27, 2023.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2023
(6)	Incorporated by reference to the Registrant’s Annual Reporting on Form 10-K filed on March 27, 2023.
(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 7, 2023.
(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 21, 2023.
(9)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 21, 2023.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: March 25, 2024	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2024.

Name	Title
/s/ Walter J. Owens	Chief Executive Officer and Chairman of the Board of Directors
Walter J. Owens

/s/ Robert J. Bourgeois	Chief Financial Officer and Treasurer
Robert J. Bourgeois

/s/ Nell Cady-Kruse	Director
Nell Cady-Kruse

/s/ James Gertie	Director
James Gertie

/s/ Shawn Hessing	Director
Shawn Hessing