Form 10-Q
period 2024-03-31
Varagon Capital Corp
filed 2024-05-13
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of March 31, 2024, there was no established public market for the Registrant’s common stock.

As of May 13, 2024, the registrant had 41,511,677 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except share and per share data)

	As of	As of
	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $567,488 and $510,142, respectively)	$558,729	$501,552
Controlled investments, at fair value (amortized cost of $183,628 and $188,471, respectively)	180,704	184,485
Total investments, at fair value (amortized cost of $751,116 and $698,613, respectively)	739,433	686,037
Cash	18,557	19,976
Interest receivable	13,333	11,263
Deferred financing costs	2,468	2,649
Prepaid expenses	256	416
Other assets	32	21
Total assets	$774,079	$720,362

LIABILITIES
Revolving credit facility payable (Note 6)	$295,090	$241,670
Notes payable (net of debt issuance costs of $338, and $362, respectively) (Note 6)	48,775	49,638
Shareholder distributions payable	11,224	14,950
Derivative contracts payable, at fair value	—	91
Interest and credit facility fees payable	6,526	5,002
Base management fees payable (Note 7)	1,355	1,286
Income incentive fees payable (Note 7)	2,004	2,207
Administrator expenses payable	339	287
Directors' fees and expenses payable (Note 9)	82	82
Due to affiliates	776	859
Accounts payable and accrued expenses	977	1,140
Other liabilities	915	—
Total liabilities	368,063	317,212

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,511,677 shares issued and outstanding at March 31, 2024, and 500,000,000 shares authorized; 41,505,531 shares issued and outstanding at December 31, 2023	415	415
Paid-in capital in excess of par value	415,046	414,985
Total accumulated earnings (loss)	(9,445)	(12,250)
Total net assets	$406,016	$403,150
NET ASSETS PER SHARE	$9.78	$9.71

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$16,063	$13,206
Fee income	174	6
Total investment income from non-controlled/non-affiliated investments	16,237	13,212
From controlled investments:
Interest income	8,240	6,058
Total investment income from controlled investments	8,240	6,058
Total investment income	24,477	19,270

Expenses:
Base management fees (Note 7)	$1,355	$1,257
Income incentive fees (Note 7)	2,004	731
Professional fees	630	518
Administrator expenses	339	343
Interest expenses (Note 6)	6,450	4,812
Credit facility fees (Note 6)	368	1,745
Directors’ fees and expenses (Note 9)	85	80
Organizational expenses	91	102
Insurance expenses	94	98
Other general and administrative expenses	78	120
Total expenses	11,494	9,806
Net investment income (loss)	12,983	9,464

Realized and unrealized gain (loss):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	178	—
Net realized gain (loss) on investments	178	—
Net realized gain (loss) on derivatives	(116)	—
Net realized gain (loss)	62	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(170)	(664)
Controlled investments	1,063	(3,684)
Net change in unrealized appreciation (depreciation) on investments	893	(4,348)
Net change in unrealized appreciation (depreciation) on derivatives	91	—
Net change in unrealized appreciation (depreciation)	984	—
Net realized and unrealized gains (losses)	1,046	(4,348)
Net increase (decrease) in net assets resulting from operations	$14,029	$5,116

Per Common Share Information:
Weighted average shares outstanding	41,510,596	41,493,237
Net investment income per share (basic and diluted)	$0.31	$0.23
Earnings per share (basic and diluted)	$0.34	$0.12

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount	Excess of Par	earnings (losses)	Net Assets
Balance at December 31, 2022	41,490,642	$415	$414,868	$(11,606)	$403,677
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,464	9,464
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,348)	(4,348)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	7,284	—	72	—	72
Distributions to shareholders	—	—	—	(9,220)	(9,220)
Total increase (decrease) for the three months ended March 31, 2023	7,284	—	72	(4,104)	(4,032)
Balance at March 31 2023	41,497,926	$415	$414,940	$(15,710)	$399,645

Balance at December 31, 2023	41,505,531	$415	$414,985	$(12,250)	$403,150
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	12,983	12,983
Net realized gain (loss) on investments	—	—	—	178	178
Net realized gain (loss) on derivatives	—	—	—	(116)	(116)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	893	893
Net change in unrealized appreciation (depreciation) on derivatives	—	—	—	91	91
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	6,146	—	61	—	61
Distributions to shareholders	—	—	—	(11,224)	(11,224)
Tax reclassification of net assets	—	—	—	—	—
Total increase (decrease) for the three months ended March 31, 2024	6,146	—	61	2,805	2,866
Balance at March 31, 2024	41,511,677	$415	$415,046	$(9,445)	$406,016

(1) Par Amount was less than $1,000 for the periods shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$14,029	$5,116
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(68,641)	(20,520)
Payment-in-kind and other adjustments to cost	(624)	(110)
Repayments of investments	17,617	18,486
Net realized (gain) loss	(178)	—
Net realized (gain) loss on derivatives	116	—
Net payment of settlement of derivatives	(116)
Net change in unrealized (appreciation) depreciation on investments	(893)	4,348
Net change in unrealized (appreciation) depreciation on derivatives	(91)	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(887)
Net amortization (accretion) on investments	(678)	(410)
Amortization of deferred financing costs	206	1,585
Changes in operating assets:
Interest receivable	(2,070)	(2,634)
Prepaid expenses	160	119
Other assets	(11)	(61)
Changes in operating liabilities:
Interest and credit facility fees payable	1,524	406
Base management fees payable	69	(7)
Income incentive fees payable	(203)	258
Administrator expenses payable	52	24
Directors' fees and expenses payable (Note 9)	—	80
Other liabilities	915	—
Due to affiliates	(83)	(12)
Accounts payable and accrued expenses	(163)	4
Net cash provided by (used in) operating activities	(39,950)	6,672

Cash flows from financing activities:
Borrowings on debts	78,200	25,114
Repayments of debts	(24,780)	(18,000)
Financing costs paid	—	(1,072)
Dividends paid	(14,889)	(19,126)
Net cash provided by (used in) financing activities	38,531	(13,084)
Net increase (decrease) in cash	(1,419)	(6,412)
Cash, beginning of period	19,976	20,416
Cash, end of period	$18,557	$14,004

Supplemental cash information:
Cash paid during the period for interest	$5,060	$4,566
Supplemental non cash information:
Distributions reinvested	$61	$72

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	5.00%	(S)	10.49%	12/2/2025		$11,000	$10,841	$10,890		(1)(6)
Air Comm Corporation LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	10.33%	7/1/2027		3,533	3,515	3,436		(1)(6)
Air Comm Corporation LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	10.33%	7/1/2027		1,130	1,124	1,099		(1)(6)
Air Comm Corporation LLC	Term Loan	SOFR	+	5.00%	(S)	10.33%	7/1/2027		1,653	1,645	1,608		(1)(6)
Precinmac (US) Holdings Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027		7,236	7,167	7,145		(1)(6)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027		3,544	3,511	3,500		(1)(6)
SI Holdings, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.40%	12/31/2027		680	664	675		(1)(6)
Trident Maritime Systems, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.96%	2/26/2027		908	890	885		(6)(9)
										29,357	29,238	7.20%
Automobile Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.15%	11/5/2025		14,700	14,608	14,590		(1)(6)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.71%	8/31/2028		2,220	2,196	1,798		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.71%	8/31/2028		19	19	15		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.71%	8/31/2028		207	204	167		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.74%	8/31/2028		1,066	1,054	864		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.71%	8/31/2028		2,541	2,513	2,059		(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.99%	8/31/2028		65	64	65		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.99%	8/31/2028		9	9	9		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.97%	8/31/2028		3	3	3		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.93%	8/31/2028		11	10	11		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	5.50%	(Q)	10.98%	8/31/2028		1	1	1		(6)(9)
M&D MidCo, Inc.	Revolver	PRIME	+	4.50%	(Q)	13.00%	8/31/2028		2	2	2		(6)(9)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.25%	(M)	10.68%	11/16/2027		1,500	1,489	1,402		(1)(6)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.25%	(M)	10.68%	11/16/2027		3,585	3,560	3,352		(1)(6)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.25%	(M)	10.68%	11/16/2027		3,164	3,142	2,958		(1)(6)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.25%	(M)	10.68%	11/16/2027		1,646	1,634	1,539		(1)(6)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.25%	(M)	10.68%	11/16/2027		1,027	1,019	960		(1)(6)
USSC Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.97%	9/30/2027		72	71	71		(6)(9)
USSC Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.98%	9/30/2027		183	182	181		(6)(9)
USSC Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.98%	9/30/2027		82	81	81		(6)(9)
USSC Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.96%	9/30/2027		53	53	52		(6)(9)
USSC Acquisition Corp.	Term Loan	SOFR	+	6.50%	(Q)	11.96%	9/30/2027		7,025	6,988	6,937		(1)(6)
										38,902	37,117	9.14%
Chemicals

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Boulder Scientific Company, LLC	Delayed Draw Term Loan	N/A					12/28/2025	—	—	(7)		(2)(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.46%	12/28/2025	414	412	400		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.46%	12/28/2025	414	412	400		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.48%	12/28/2025	5,782	5,751	5,580		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.81%	7/25/2028	23	23	23		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.81%	7/25/2028	2,345	2,305	2,316		(1)(6)
MDI Buyer, Inc.	Revolver	SOFR	+	5.50%	(Q)	10.81%	7/25/2028	165	160	161		(6)(9)
MDI Buyer, Inc.	Revolver	PRIME	+	4.50%	(Q)	13.00%	7/25/2028	172	166	168		(6)(9)
MDI Buyer, Inc.	Revolver	SOFR	+	5.50%	(Q)	10.81%	7/25/2028	199	193	194		(6)(9)
MDI Buyer, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.81%	7/25/2028	6,565	6,453	6,483		(1)(6)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	N/A					9/1/2028	—	—	—		(2)(6)(8)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.72%	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.74%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.72%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.53%	9/1/2028	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.53%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.53%	9/1/2028	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.52%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.64%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	PRIME	+	4.25%	(M)	12.75%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.57%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.79%	9/1/2028	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.79%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.73%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.73%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.54%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.64%	9/1/2028	53	52	52		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.62%	9/1/2028	—	—	—		(6)(8)(9)
									15,940	15,783	3.89%
Commercial Services & Supplies
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	6.50%	(Q)	11.96%	12/17/2026	23	23	23		(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.96%	12/17/2026	76	74	76		(6)(9)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	6.75%	(Q)	12.21%	12/17/2026	303	296	303		(6)(9)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.69%	3/31/2028	1,297	1,264	1,297		(6)(9)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.58%	3/31/2028	1,064	1,037	1,064		(6)(9)
HLSG Intermediate, LLC	Term Loan	SOFR	+	6.25%	(M)	11.69%	3/31/2028	5,883	5,762	5,883		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.72%	10/31/2025	2,475	2,449	2,475		(1)(6)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.73%	10/31/2025	10	10	10		(6)(9)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.18%	5/31/2026	5,057	5,014	4,931		(1)(6)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	4.75%	(Q)	10.18%	5/31/2026	837	830	816		(1)(6)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2029	—	—	—		(2)(6)(8)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2029	—	—	—		(2)(6)(8)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.61%	12/19/2029	72	70	71		(6)(9)
Online Labels Group, LLC	Revolver	N/A					12/19/2029	—	—	—		(2)(6)(8)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.15%	8/5/2028	4	4	4		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.18%	8/5/2028	6	6	6		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.19%	8/5/2028	15	15	15		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.18%	8/5/2028	4	4	4		(6)(9)
RFI Buyer, Inc.	Revolver	N/A					8/5/2028	—	—	—		(2)(6)(8)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	10.18%	8/5/2028	58	57	58		(6)(9)
VRC Companies, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.07%	6/29/2027	11,695	11,583	11,607		(1)(6)
									28,498	28,643	7.05%
Construction & Engineering
HTI Intermediate, LLC	Delayed Draw Term Loan	N/A					3/1/2030	—	(5)	(5)		(2)(6)(9)
HTI Intermediate, LLC	Revolver	N/A					3/1/2030	—	(7)	(4)		(2)(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.34%	3/1/2030	1,286	1,260	1,273		(1)(6)
Royal Holdco Corporation	Term Loan	SOFR	+	5.75%	(M)	11.18%	12/30/2026	678	662	678		(1)(6)
									1,910	1,942	0.48%
Consumer Staples Distribution & Retail
Advantage HCS LLC	Term Loan	SOFR	+	6.25%	(Q)	11.57%	11/8/2029	12,469	12,112	12,251		(1)(6)
KeyImpact Holdings, Inc.	Term Loan	SOFR	+	6.50%	(Q)	11.81%	1/31/2029	14,214	13,867	13,858		(1)(6)
									25,979	26,109	6.43%
Containers & Packaging
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.08%	6/18/2026	585	577	529		(6)(9)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.08%	6/18/2026	1,852	1,828	1,676		(1)(6)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.08%	6/18/2026	3,071	3,070	2,779		(1)(6)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.08%	6/18/2026	210	210	190		(1)(6)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.08%	6/18/2026	2,960	2,909	2,679		(6)(9)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.08%	6/18/2026	5,976	5,872	5,408		(1)(6)
Oliver Packaging, LLC	Revolver	SOFR	+	5.00%	(Q)	10.46%	7/6/2028	176	168	157		(6)(9)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.45%	7/6/2028	3,964	3,911	3,835		(1)(6)
									18,545	17,253	4.25%
Distributors
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.93%	12/20/2024	6	6	6		(1)(6)
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.93%	12/20/2024	371	370	370		(1)(6)
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.93%	12/20/2024	22	22	21		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.93%	12/20/2024	160	160	159		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.93%	12/20/2024	10,109	10,079	10,058		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.93%	12/20/2024	589	587	586		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.97%	11/16/2027	436	423	436		(6)(9)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.95%	11/16/2027	5,074	4,976	5,074		(6)(9)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	10.46%	12/1/2025	10,866	10,839	9,671		(6)(9)
									27,462	26,381	6.50%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Diversified Consumer Services
ADPD Holdings LLC	Term Loan	SOFR	+	6.00%	(S)	11.51%	8/16/2028	66	65	58		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	11.41%	8/16/2028	2	2	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	11.44%	8/16/2028	2	2	2		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	11.51%	8/16/2028	2	2	2		(6)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2028	—	—	(2)		(2)(6)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2028	—	—	(2)		(2)(6)(9)
Any Hour LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.00%	7/21/2027	7,377	7,273	7,285		(1)(6)
Castleworks Home Services Company	Revolver	PRIME	+	4.50% (2.00% PIK)	(Q)	15.00%	6/29/2028	677	667	438		(2)(6)(9)
Castleworks Home Services Company	Term Loan	PRIME	+	4.50% (2.00% PIK)	(Q)	15.00%	6/29/2028	5,672	5,587	3,687		(6)(9)
Magnolia Wash Holdings (Express Wash Acquisition Company, LLC)	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.09%	7/14/2028	1,126	1,109	1,084		(1)(6)
Magnolia Wash Holdings (Express Wash Acquisition Company, LLC)	Revolver	SOFR	+	6.50%	(Q)	12.09%	7/14/2028	141	137	131		(6)(9)
Magnolia Wash Holdings (Express Wash Acquisition Company, LLC)	Term Loan	SOFR	+	6.50%	(Q)	12.09%	7/14/2028	5,272	5,199	5,075		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.83%	5/24/2027	479	476	474		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.82%	5/24/2027	1,542	1,532	1,527		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.85%	5/24/2027	1,725	1,713	1,707		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.84%	5/24/2027	1,396	1,387	1,382		(1)(6)
North Haven Stallone Buyer, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.08%	5/24/2027	180	175	179		(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.50%	(S)	11.08%	5/24/2027	91	87	90		(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	11.08%	5/24/2027	42	40	42		(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	11.09%	5/24/2027	42	40	42		(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	11.09%	5/24/2027	71	67	70		(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	11.07%	5/24/2027	32	30	32		(6)(9)
North Haven Stallone Buyer, LLC	Revolver	PRIME	+	4.50%	(Q)	13.00%	5/24/2027	25	24	25		(6)(9)
North Haven Stallone Buyer, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.84%	5/24/2027	1,103	1,095	1,092		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	11.42%	5/24/2027	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	11.33%	5/24/2027	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	11.14%	5/24/2027	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	11.14%	5/24/2027	—	—	—		(6)(8)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.09%	5/24/2027	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.07%	5/24/2027	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.09%	5/24/2027	4	4	4		(6)(9)
									26,718	24,430	6.02%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	6.25%	(M)	11.68%	4/16/2027	314	306	314		(6)(9)
									306	314	0.08%
Electronic Equipment, Instruments & Components
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.90%	12/21/2025	799	799	793		(6)(9)
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.90%	12/21/2025	6,548	6,547	6,499		(1)(6)
Wildcat Buyerco, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.06%	2/26/2027	1,894	1,894	1,894		(1)(6)
Wildcat Buyerco, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.06%	2/26/2027	189	188	189		(6)(9)
Wildcat Buyerco, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.06%	2/26/2027	535	535	535		(1)(6)
Wildcat Buyerco, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.06%	2/26/2027	3,581	3,581	3,581		(1)(6)
									13,544	13,491	3.32%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.68%	4/7/2028	728	725	728		(6)(9)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.25%	(M)	10.68%	4/7/2028	7,662	7,578	7,662		(1)(6)
									8,303	8,390	2.07%
Financial Services
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.07%	8/31/2028	13	13	13		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	PRIME	+	3.75%	(Q)	12.25%	8/31/2028	—	—	—		(6)(8)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.05%	8/31/2028	2	2	2		(6)(9)
RWA Wealth Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	10.09%	8/31/2028	38	37	38		(6)(9)
RWA Wealth Partners, LLC	Revolver	N/A					8/31/2028	—	—	—		(2)(6)(8)(9)
									52	53	0.01%
Food Products
Del Real, LLC	Term Loan	SOFR	+	6.75% (1.00% PIK)	(Q)	13.16%	3/28/2028	3,507	3,462	3,507		(1)(6)
JTM Food	Term Loan	SOFR	+	5.25%	(Q)	10.71%	5/14/2027	70	68	69		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.72%	5/14/2027	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.72%	5/14/2027	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.71%	5/14/2027	5	5	5		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.71%	5/14/2027	4	4	4		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.71%	5/14/2027	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.73%	5/14/2027	5	5	5		(6)(9)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(M)	12.75%	5/14/2027	5	5	5		(6)(9)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.50%	(S)	10.78%	10/22/2029	8,062	7,973	7,880		(1)(6)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.07%	8/2/2027	5,915	5,834	5,383		(6)(9)
									17,362	16,864	4.15%
Ground Transportation
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.73%	8/3/2026	4,958	4,938	4,859		(1)(6)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.73%	8/3/2026	934	931	916		(1)(6)
Van Pool Transportation (Beacon Mobility / VP Holding Co.)	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.68%	12/31/2025	8,809	8,798	8,699		(1)(6)
Van Pool Transportation (Beacon Mobility / VP Holding Co.)	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.68%	5/22/2024	1,944	1,942	1,920		(1)(6)
									16,609	16,394	4.04%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	10.47%	8/29/2026	5,877	5,829	5,803		(1)(6)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	5.00%	(M)	10.48%	8/29/2026	820	808	809		(1)(6)
BioCare Medical, LLC	Term Loan	SOFR	+	7.00%	(Q)	12.43%	12/9/2027	1,429	1,395	1,429		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.93%	12/6/2025	3,003	2,988	2,958		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.93%	12/6/2025	1,295	1,288	1,275		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.93%	12/6/2025	351	349	346		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.93%	12/6/2025	250	249	246		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	11.48%	12/6/2025	10	10	10		(6)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.41%	6/30/2028	4,899	4,865	4,850		(6)(9)
									17,781	17,726	4.37%
Health Care Providers & Services
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.55%	7/26/2028	1,706	1,676	1,706		(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.55%	7/26/2028	4,137	4,081	4,137		(1)(6)
Eye Health America, LLC	Revolver	SOFR	+	5.25%	(Q)	10.55%	7/26/2028	240	232	240		(6)(9)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	5.06%	(M)	10.49%	12/10/2026	1,308	1,301	1,301		(1)(6)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	5.06%	(M)	10.49%	12/10/2026	9,432	9,384	9,385		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	12.15%	12/30/2026	3	3	3		(6)(9)
KL Charlie Acquisition Company	Term Loan	SOFR	+	6.75%	(Q)	12.15%	12/30/2026	4	4	4		(6)(9)
KL Charlie Acquisition Company	Revolver	SOFR	+	6.75%	(Q)	12.16%	12/30/2026	19	19	19		(6)(9)
KL Charlie Acquisition Company	Revolver	SOFR	+	6.75%	(M)	12.15%	12/30/2026	6	6	6		(6)(9)
KL Charlie Acquisition Company	Revolver	SOFR	+	6.75%	(Q)	12.15%	12/30/2026	27	26	26		(6)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	12.15%	12/30/2026	2,617	2,583	2,545		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	12.15%	12/30/2026	610	610	593		(6)(9)
KL Charlie Acquisition Company	Term Loan	SOFR	+	6.75%	(Q)	12.15%	12/30/2026	625	617	607		(1)(6)
MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.41%	6/15/2027	1,975	1,962	1,960		(1)(6)
MWD Management, LLC	Revolver	SOFR	+	5.00%	(Q)	10.41%	6/15/2027	500	493	496		(6)(9)
MWD Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.41%	6/15/2027	2,463	2,429	2,444		(1)(6)
NJEye LLC	Term Loan	SOFR	+	4.75%	(S)	10.17%	3/14/2025	7,011	7,011	7,011		(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.46%	3/14/2025	929	929	929		(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.17%	3/14/2025	1,500	1,500	1,500		(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.17%	3/14/2025	241	241	241		(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.16%	3/14/2025	216	216	216		(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.15%	11/16/2028	287	280	287		(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.17%	11/16/2028	377	368	377		(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.16%	11/16/2028	1,246	1,216	1,246		(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.16%	11/16/2028	4,950	4,828	4,950		(1)(6)
OIS Management Services, LLC	Revolver	N/A					11/16/2028	—	(13)	—		(2)(6)(9)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.21%	11/24/2026	7,369	7,272	6,890		(1)(6)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.29%	12/4/2025	424	421	418		(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.79%	12/4/2025	2,085	2,079	2,074		(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	PRIME	+	5.25%	(Q)	13.75%	12/4/2025	384	382	382		(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.29%	12/4/2025	4,542	4,519	4,486		(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	6.25%	(S)	11.73%	12/4/2025	4,177	4,116	4,156		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Prelude Fertility, Inc.	Delayed Draw Term Loan	SOFR	+	7.00%	(S)	12.69%	12/31/2024	2,084	2,040	2,074		(1)(6)
Prelude Fertility, Inc.	Term Loan	SOFR	+	7.00%	(S)	12.52%	12/31/2024	3,000	2,942	2,985		(6)(9)
Prelude Fertility, Inc.	Term Loan	SOFR	+	7.00%	(Q)	12.52%	12/31/2024	3,406	3,340	3,389		(1)(6)
Prelude Fertility, Inc.	Term Loan	SOFR	+	7.00%	(Q)	12.52%	12/31/2024	6,406	6,294	6,374		(1)(6)
Prelude Fertility, Inc.	Term Loan	SOFR	+	7.00%	(S)	12.69%	12/31/2024	7,735	7,675	7,696		(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.56%	1/2/2025	3,688	3,671	3,448		(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.56%	1/2/2025	4,491	4,471	4,199		(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.56%	1/2/2025	3,066	3,052	2,867		(1)(6)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.58%	12/30/2026	164	162	164		(6)(9)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.57%	12/30/2026	3,087	3,046	3,087		(6)(9)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.60%	12/30/2026	331	326	331		(6)(9)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.56%	12/30/2026	3,494	3,447	3,494		(6)(9)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	N/A					12/30/2026	—	(30)	—		(2)(6)(9)
SGA Dental Partners OPCO, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.56%	12/30/2026	695	680	695		(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.41%	3/30/2027	776	773	745		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.41%	3/30/2027	1,729	1,723	1,660		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.41%	3/30/2027	5,461	5,443	5,242		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.41%	3/30/2027	498	496	478		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.07%	7/15/2028	856	845	856		(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.06%	7/15/2028	592	584	592		(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.09%	7/15/2028	377	371	377		(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.08%	7/15/2028	90	89	90		(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.07%	7/15/2028	4,925	4,925	4,925		(1)(6)
US Health Partners Management, LLC	Delayed Draw Term Loan	N/A					1/11/2030	—	—	(1)		(2)(6)(9)
US Health Partners Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.31%	1/11/2030	33	33	33		(6)(9)
US Health Partners Management, LLC	Revolver	N/A					1/11/2030	—	—	—		(2)(6)(8)(9)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.21%	12/21/2026	2,459	2,410	2,459		(1)(6)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.95%	12/21/2026	1,185	1,176	1,182		(6)(9)
									120,775	120,076	29.57%
Health Care Technology
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(Q)	11.31%	7/26/2028	2,993	2,935	2,993		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	10.96%	7/26/2028	6,797	6,692	6,797		(1)(6)
BRG Acquisition Co., LLC	Revolver	N/A					7/26/2028	—	(9)	—		(2)(6)(9)
Net Health Acquisition Corp.	Term Loan	SOFR	+	5.75%	(M)	11.18%	12/21/2025	177	177	175		(1)(6)
Net Health Acquisition Corp.	Term Loan	SOFR	+	5.75%	(M)	11.18%	12/21/2025	1,460	1,460	1,441		(1)(6)
Net Health Acquisition Corp.	Term Loan	SOFR	+	5.75%	(M)	11.18%	12/21/2025	9,137	9,137	9,022		(1)(6)
Q-Centrix Holdings LLC	Term Loan	SOFR	+	4.50%	(Q)	9.94%	5/30/2025	1,055	1,053	1,052		(6)(9)
Q-Centrix Holdings LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.94%	5/30/2025	4,823	4,813	4,811		(6)(9)
									26,258	26,291	6.48%
Hotels, Restaurants & Leisure

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(M)	11.43%	7/31/2026	4,925	4,796	4,925		(1)(6)
									4,796	4,925	1.21%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.96%	11/9/2027	9,364	9,330	9,223		(1)(6)
									9,330	9,223	2.27%
Insurance
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	6.05%	(Q)	11.49%	8/27/2026	10,778	10,778	10,671		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.46%	12/2/2025	1,232	1,220	1,216		(1)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.46%	12/2/2025	66	66	66		(6)(9)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.46%	12/2/2025	434	428	428		(6)(9)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.46%	12/2/2025	1,298	1,287	1,282		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.46%	12/2/2025	7,005	6,942	6,917		(1)(6)
									20,721	20,580	5.07%
IT Services
Alta Buyer, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.46%	12/21/2027	99	98	99		(6)(9)
Alta Buyer, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.46%	12/21/2027	9,850	9,777	9,850		(1)(6)
Concord III, L.L.C.	Term Loan	SOFR	+	6.25%	(Q)	11.56%	12/20/2028	3,734	3,653	3,724		(6)(9)
Concord III, L.L.C.	Revolver	N/A					12/20/2028	—	(4)	(1)		(2)(6)(9)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	10.20%	3/10/2028	8,511	8,418	8,468		(1)(6)
									21,942	22,140	5.45%
Personal Care Products
Accupac, LLC	Delayed Draw Term Loan	N/A					1/16/2026	—	—	(15)		(2)(6)(9)
Accupac, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.48%	1/16/2026	10,776	10,776	10,479		(1)(6)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(Q)	10.65%	7/28/2026	2,379	2,379	2,338		(6)(9)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(Q)	10.65%	7/28/2026	3,315	3,315	3,257		(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.75%	(S)	11.00%	6/30/2028	3,870	3,811	3,715		(1)(6)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.18%	6/30/2028	536	519	464		(6)(9)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.75%	(S)	11.00%	6/30/2028	464	455	439		(6)(9)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.75%	(S)	11.10%	6/30/2028	54	52	51		(6)(9)
									21,307	20,728	5.11%
Pharmaceuticals
Leiters, Inc.	Revolver	PRIME	+	5.00%	(Q)	13.50%	6/29/2028	77	70	76		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.43%	6/29/2028	334	325	332		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	6/29/2028	152	148	151		(6)(9)
									543	559	0.14%
Professional Services
Chartis Group, LLC, The	Term Loan	SOFR	+	5.75%	(Q)	11.24%	11/1/2027	10	10	10		(6)(9)
Chartis Group, LLC, The	Delayed Draw Term Loan	N/A					11/1/2027	—	(13)	(8)		(2)(6)(9)
Chartis Group, LLC, The	Term Loan	SOFR	+	5.75%	(Q)	11.22%	11/1/2027	2,725	2,673	2,691		(1)(6)
Chartis Group, LLC, The	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.21%	11/1/2027	815	810	805		(1)(6)
Chartis Group, LLC, The	Revolver	N/A					11/1/2027	—	(3)	(2)		(2)(6)(9)
Chartis Group, LLC, The	Term Loan	SOFR	+	5.75%	(S)	11.22%	11/1/2027	10,775	10,710	10,640		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.91%	10/30/2025	700	700	693		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.92%	10/30/2025	5,771	5,754	5,714		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.91%	10/30/2025	2,856	2,847	2,827		(1)(6)
									23,488	23,370	5.76%
Software
Pegasus Global Enterprise Holdings, LLC / Mekone Blocker Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.71%	5/29/2025	352	352	350		(1)(6)
Pegasus Global Enterprise Holdings, LLC / Mekone Blocker Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.71%	5/29/2025	5,525	5,525	5,497		(1)(6)
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.66%	7/20/2029	99	93	91		(6)(7)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

TCP Hawker Intermediate LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.96%	8/28/2026		4,330	4,323	4,330		(1)(6)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.50%	(Q)	10.96%	8/28/2026		6,446	6,436	6,446		(1)(6)
										16,729	16,714	4.12%
Trading Companies & Distributors
Easy Ice LLC	Delayed Draw Term Loan	SOFR	+	5.25% (1.00% PIK)	(Q)	11.71%	12/31/2025		6,007	5,999	6,007		(1)(6)
Easy Ice LLC	Term Loan	SOFR	+	5.25% (1.00% PIK)	(Q)	11.71%	12/31/2025		1,345	1,344	1,345		(1)(6)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					3/1/2029		—	(10)	—		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					3/1/2029		—	(10)	—		(2)(6)(9)
Krayden Holdings, Inc.	Revolver	N/A					3/1/2029		—	(10)	—		(2)(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.15%	3/1/2029		2,050	1,995	2,050		(6)(9)
										9,308	9,402	2.32%
Transportation Infrastructure
G2 Secure Staff, L.L.C.	Term Loan	SOFR	+	5.50%	(Q)	10.96%	7/2/2025		479	469	479		(6)(9)
										469	479	0.12%

Total Senior Secured First Lien Loans										562,934	554,615	136.60%
Equity
Automobile Components
M&D Parent Holdings, LLC	Class B Units							500,000		500	590		(3)(9)
										500	590	0.15%
Chemicals
MDI Aggregator LP	Common Units							8,046		805	797		(3)(9)
Techmer BB Aggregator, LP	Limited Partnership Units							333		333	243		(3)(9)
										1,138	1,040	0.26%
Commercial Services & Supplies
RFI Group Holdings, L.P.	Class A Units							3,000		300	318		(3)(9)
										300	318	0.08%
Construction & Engineering
HT Investors, LLC	A1 Units							3,333		333	333		(3)(9)
										333	333	0.08%
Containers & Packaging
Oliver Investors, LP	Class A Units							5,500		550	437		(3)(9)
										550	437	0.11%
Diversified Consumer Services
FS NU Investors, LP	Class A Units							5,000		500	243		(3)(9)
										500	243	0.06%
Health Care Technology
BRG Group Holdings, LLC	Class A Units							612,419		626	626		(3)(9)
										626	626	0.15%
Personal Care Products
KLC Fund 1-C1 LP	Limited Partnership Units							605,769		607	527		(3)(9)
										607	527	0.13%

Total Equity										4,554	4,114	1.01%
Subtotal Non-Controlled/Non-Affiliated Investments										567,488	558,729	137.61%

Controlled Investments:													(+)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 18.00%	12/31/36	184,863	183,628	180,704		(2)(4)(5)
									$183,628	$180,704	44.51%

Subtotal Controlled Investments									$183,628	$180,704	44.51%
Total Investments, March 31, 2024									$751,116	$739,433	182.12%

Derivative Instruments

Description	Hedging Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	2026 Notes	8.10%	USD-SOFR-Compound + 4.202%	CIBC Bank USA	12/21/2026	$25,000	$(358)	$—	$(358)	(7)
Interest rate swap	2028 Notes	8.20%	USD-SOFR-Compound + 4.550%	CIBC Bank USA	12/21/2028	25,000	(557)	—	(557)	(7)
Total						$50,000	$(915)	$—	$(915)

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of March 31, 2024.

^ Percentage is based on net assets of $406,016 as of March 31, 2024.

(+) Controlled Investments are defined by the Investment Company Act of 1940 Act, as amended (the "1940 Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(++) Negative cost, if applicable, results from unamortized fees on unfunded commitments, which are capitalized to the investment cost. The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

(1) The Company's investment or a portion thereof is pledged as collateral under the JPM Facility (See "Note 6. Borrowings").

(2) The investment has an unfunded commitment as of March 31, 2024 (See "Note 8. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2024, total qualifying assets at fair value represented 76.3% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of March 31, 2024 (See "Note 4. Fair Value Measurements").

(8) Par Amount, Amortized Cost, and Fair Value are less than $1,000.

(9) The Company's investment or a portion thereof is pledged as collateral under the CIBC Facility (See "Note 6. Borrowings").

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except Shares/Units)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except Shares/Units)

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
Chemicals

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except Shares/Units)

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

(dollar amounts in thousands, except Shares/Units)

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

(dollar amounts in thousands, except Shares/Units)

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

(dollar amounts in thousands, except Shares/Units)

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

(dollar amounts in thousands, except Shares/Units)

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

(dollar amounts in thousands, except Shares/Units)

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

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except Shares/Units)

Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.74%	05/22/24		1,951	1,943	1,916		(1)(6)
										16,629	16,389	4.06%
Software
Concord III, L.L.C.,	Term Loan	SOFR	+	6.25%	(Q)	11.62%	12/20/28		3,734	3,650	3,692		(6)(9)
Concord III, L.L.C.,	Revolver	N/A					12/20/28		—	(5)	(2)		(2)(6)(9)
Pegasus Global Enterprise Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.75%	05/29/25		352	352	349		(1)(6)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.75%	05/29/25		5,540	5,539	5,484		(1)(6)
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.73%	07/20/29		99	93	89		(6)(7)(9)
TimeClock Plus, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.00%	08/28/26		4,341	4,334	4,330		(1)(6)
TimeClock Plus, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.00%	08/28/26		6,463	6,452	6,447		(1)(6)
										20,415	20,389	5.06%
Trading Companies & Distributors
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	11.78% (1.00% PIK)	12/31/25		6,007	5,998	6,007		(1)(6)
Easy Ice, LLC	Term Loan	SOFR	+	5.25%	(Q)	11.78% (1.00% PIK)	12/31/25		1,345	1,343	1,345		(1)(6)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					03/01/29		—	(10)	—		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					03/01/29		—	(10)	—		(2)(6)(9)
Krayden Holdings, Inc.	Revolver	N/A					03/01/29		—	(10)	—		(2)(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.20%	03/01/29		2,055	1,999	2,055		(6)(9)
										9,310	9,407	2.33%
Transportation Infrastructure
G2 Secure Staff, L.L.C.	Term Loan	SOFR	+	5.50%	(Q)	11.03%	07/02/25		480	469	480		(6)(9)
										469	480	0.12%

Total Senior Secured First Lien Loans										506,153	497,911	123.46%
Equity
Auto Components
M&D Parent Holdings, LLC	Class B Units							5,000		500	607		(3)(9)
										500	607	0.15%
Chemicals
MDI Aggregator LP	Common Units							8,046		805	805		(3)(9)
Techmer BB Aggregator, LP	Limited Partnership Units							333		333	250		(3)(9)
										1,138	1,055	0.26%
Commercial Services & Supplies
RFI Group Holdings, L.P.	Class A Units							3,000		300	318		(3)(9)
										300	318	0.08%
Containers & Packaging
Oliver Investors, LP	Class A Units							5,500		550	476		(3)(9)
										550	476	0.12%
Diversified Consumer Services
FS NU Investors, LP	Class A Units							5,000		500	307		(3)(9)
										500	307	0.08%
Health Care Technology
BRG Group Holdings, LLC	Class A Units							500,000		500	485		(3)(9)
										500	485	0.12%
Personal Products
KLC Fund 1-C1 LP	Limited Partnership Units							500,000		501	393		(3)(9)
										501	393	0.10%

Total Equity										3,989	3,641	0.91%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2023

(dollar amounts in thousands, except Shares/Units)

Subtotal Non-Controlled/Non-Affiliated Investments									510,142	501,552	124.37%

Controlled Investments:												(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 14.25%	12/31/36	189,701	188,471	184,485		(2)(4)(5)
									$188,471	$184,485	45.75%

Subtotal Controlled Investments									$188,471	$184,485	45.75%
Total Investments, March 31, 2024									$698,613	$686,037	170.12%

Description	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	8.10%	USD-SOFR-Compound + 4.202%	CIBC Bank USA	12/21/2026	$25,000	$(20)	$—	$(20)	(7)
Interest rate swap	8.20%	USD-SOFR-Compound + 4.550%	CIBC Bank USA	12/21/2028	25,000	(71)	—	(71)	(7)
Total					$50,000	$(91)	$—	$(91)

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

(++) Negative cost, if applicable, results from unamortized fees on unfunded commitments, which are capitalized to the investment cost. The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

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
March 31, 2024

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

The Company has a wholly owned subsidiary, VCC Equity Holdings, LLC ("VCCEH”), that is taxed as a corporation for federal income tax purposes. VCCEH was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code, and the assets held by VCCEH are pledged as collateral supporting the amounts outstanding under the CIBC Facility (See "Note 6. Borrowings"). In addition, the Company has two other wholly owned subsidiaries, VCC Funding, LLC ("VCCF"), a bankruptcy remote special purpose entity, whose assets are pledged as collateral supporting the amounts outstanding under the JPM Facility (See "Note 6. Borrowings"), and Varagon SDLP, LLC (“VSDLP”), which holds the Company’s interest in the SDLP (as defined below). VCCEH, VCCF and VSDLP are each wholly owned subsidiaries of the Company, and as such are consolidated in its consolidated financial statements from June 2, 2022, the commencement of investment operations, in accordance with the Company’s consolidation policy.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to Regulation S-X and include the accounts of the Company and its consolidated subsidiaries. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of March 31, 2024, the Company held approximately $18.6 million in cash. As of December 31, 2023, the Company held approximately $20.0 million in cash.

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

For the three months ended March 31, 2024, the Company incurred and expensed $0.1 million of organizational expenses. For the three months ended March 31, 2023, the Company incurred and expensed $0.1 million of organizational expenses.

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

Deferred Financing Costs

Deferred financing costs, incurred in connection with any revolving credit facility are presented as an asset on the Company’s consolidated statements of assets and liabilities and are deferred and amortized over the life of the respective credit facility (See "Note 6. Borrowings”).

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

Revenue Recognition

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three months ended March 31, 2024, the Company earned PIK interest of $0.3 million. For the three months ended March 31, 2023, the Company earned PIK interest of $0.2 million, reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three months ended March 31, 2024, and the three months ended March 31, 2023, the Company did not earn any PIK fee income, respectively.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2024 and December 31, 2023, there were no loans on non-accrual.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the Company would be deemed to "control" a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it "controls" as "Controlled Investments." Under the 1940 Act, the Company would be deemed to be an "Affiliated Person" of a portfolio company if it owned between 5% and 25% of the portfolio company's outstanding voting securities or the Company was under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as "Affiliated Investments." Investments which are neither Control Investments nor Affiliated Investments are referred to as "Non-Controlled/Non-Affiliated investments."

Fair Value Measurements

The Company applies fair value accounting to all of its investments in accordance with the 1940 Act and ASC Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value, sets a framework for measuring fair value, and requires certain disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. exit price). Investments are reflected on the consolidated statements of assets and liabilities at fair value, with the changes in unrealized gains and losses resulting from changes in fair value, if any, reflected on the accompanying consolidated statements of operations as a change in unrealized gain (loss) on investments.

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

Derivative Instruments

The Company follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Company designated certain interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship and, as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “Interest and credit facility fees payable” in the Company’s consolidated statements of operations. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the corresponding fixed rate debt. See Note 5. "Derivative Instruments" for more information.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by FASB. ASUs not listed were assessed and either determined to be not applicable or expected to have a minimal impact on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities to Contractual Sale Restrictions ("ASU 2022-03") which clarifies guidance for the fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance did not have a material impact on its consolidated financial statements.

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
Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$562,934	74.9%	$554,615	75.0%
Equity	4,554	0.6	4,114	0.6
Subordinated Certificates of the SDLP	183,628	24.5	180,704	24.4
Total Investments	$751,116	100.0%	$739,433	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$506,153	72.5%	$497,911	72.6%
Equity	3,989	0.6	3,641	0.5
Subordinated Certificates of the SDLP	188,471	26.9	184,485	26.9
Total Investments	$698,613	100.0%	$686,037	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$183,628	24.5%	$180,704	24.4%
Health Care Providers & Services	120,775	16.1	120,076	16.2
Automobile Components	39,402	5.3	37,707	5.1
Aerospace & Defense	29,357	3.9	29,238	4.0
Commercial Services & Supplies	28,798	3.8	28,961	3.9
Distributors	27,462	3.7	26,381	3.6
Diversified Consumer Services	27,218	3.6	24,673	3.3
Health Care Technology	26,884	3.6	26,917	3.6
Consumer Staples Distribution & Retail	25,979	3.5	26,109	3.5
Professional Services	23,488	3.1	23,370	3.2
IT Services	21,942	2.9	22,140	3.0
Personal Care Products	21,914	2.9	21,255	2.9
Insurance	20,721	2.8	20,580	2.8
Containers & Packaging	19,095	2.5	17,690	2.4
Health Care Equipment & Supplies	17,781	2.4	17,726	2.4
Food Products	17,362	2.3	16,864	2.3
Chemicals	17,078	2.3	16,823	2.3
Software	16,729	2.2	16,714	2.3
Ground Transportation	16,609	2.2	16,394	2.2
Electronic Equipment, Instruments & Components	13,544	1.8	13,491	1.8
Household Products	9,330	1.2	9,223	1.2
Trading Companies & Distributors	9,308	1.2	9,402	1.3
Energy Equipment & Services	8,303	1.1	8,390	1.1
Hotels, Restaurants & Leisure	4,796	0.6	4,925	0.7
Construction & Engineering	2,243	0.3	2,275	0.3
Pharmaceuticals	543	0.1	559	0.1
Transportation Infrastructure	469	0.1	479	0.1
Diversified Telecommunication Services(2)	306	0.0	314	0.0
Financial Services(2)	52	0.0	53	0.0
Total Investments	$751,116	100.0%	$739,433	100.0%

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

Transactions With Controlled/Affiliated Companies

During the three months ended March 31, 2024, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2023	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2024	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$184,485	$7,339	$(5)	$(12,178)	$1,063	$—	$180,704	$8,240

During the three months ended March 31, 2023, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2022	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2023	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$178,367	$7,002	$—	$(5,907)	$(3,684)	$—	$175,778	$6,058

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of March 31, 2024 and December 31, 2023, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of March 31, 2024 and December 31, 2023, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of March 31, 2024 and December 31, 2023, the Company has funded $184.9 million and $189.7 million, respectively, of its commitment to the SDLP and had $21.4 million and $16.6 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $183.6 million and $180.7 million, respectively, as of March 31, 2024, and $188.5 million and $184.5 million, respectively, as of December 31, 2023. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 18.0% and 18.6%, respectively, as of March 31, 2024, and 14.3% and 14.6%, respectively, as of December 31, 2023. For the three months ended March 31, 2024 and March 31, 2023, the Company earned interest income of $8.2 million and $6.1 million, respectively, from its investment in the Subordinated Certificates. As of March 31, 2024 and December 31, 2023, $8.2 million and $6.8 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of March 31, 2024 and December 31, 2023, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of March 31, 2024 and December 31, 2023, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of March 31, 2024 and December 31, 2023 (dollars in millions):

	As of March 31, 2024	As of December 31, 2023
Total first lien senior secured loans(1)	$5,286	$5,431
Largest loan to a single borrower(1)	$369	$370
Total of five largest loans to borrower(1)	$1,713	$1,650
Number of borrowers in the SDLP	20	22
Commitments to fund delayed draw loans (2)	$246	$260

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of March 31, 2024 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027	$41,005	$41,005	$41,005	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.74%	8/31/2027	170,709	170,709	151,931	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.71%	8/31/2027	35,104	35,104	31,242	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	5.50%	(M)	10.98%	8/31/2027	43,802	43,802	43,802	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.58%	11/2/2029	74,730	74,730	74,730	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.56%	11/2/2029	168,725	168,725	168,725	(2)
									534,075	511,435
Automobile Components
Arrowhead Holdco Company	Term Loan	SOFR	+	6.50%	(Q)	12.00%	8/31/2028	4,820	—	—	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.50%	(Q)	10.93%	8/31/2028	197,380	197,380	193,432	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2028	13,935	13,935	13,098	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2028	47,011	47,011	44,190	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.71%	8/31/2028	40,314	40,314	35,880	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	IBOR	+	6.50%	(Q)	12.00%	5/19/2027	19,452	—	—	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.43%	5/19/2027	157,185	157,185	157,185	(2)
									455,825	443,785
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	7.00%	(Q)	12.17%	8/17/2029	3,171	3,171	3,171	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	7.00%	(Q)	12.17%	8/17/2029	274,482	274,482	274,482	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.98%	10/13/2027	34,852	34,852	34,852	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.96%	10/13/2027	221,066	221,066	221,066	(2)
									533,571	533,571
Construction & Engineering
Valcourt Holdings II, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.48%	11/21/2029	9,137	9,137	9,137	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.32%	11/21/2029	109,150	109,150	109,150	(2)
									118,287	118,287
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.38%	3/28/2025	67,029	67,029	67,029	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.68%	3/28/2025	64,822	64,822	64,822	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.68%	3/28/2025	169,643	169,643	169,643	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.68%	3/28/2025	4,241	4,241	4,241	(2)
									305,735	305,735
Diversified Consumer Services
Excelligence Learning Corporation	Term Loan	SOFR	+	5.50%	(Q)	10.96%	1/18/2024	302,400	302,400	299,376	(2)
									302,400	299,376
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	5.50%	(S)	10.93%	12/10/2026	47,191	47,191	46,247	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.46%	12/10/2026	61,538	61,538	61,538	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.46%	12/10/2026	204,868	204,868	204,868	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.25%	12/10/2026	232,852	232,852	232,852	(2)
									546,449	545,505
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.00%	(M)	11.43%	11/21/2024	11,449	11,449	11,449	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.00%	(M)	11.43%	11/21/2024	45,794	45,794	45,794	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
									57,243	57,243
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.75%	(B)	11.21%	6/29/2029	261,878	261,878	256,641	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.22%	6/29/2029	27,078	27,078	26,536	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	5.50%	(Q)	10.96%	4/2/2029	40,259	40,259	39,856	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	5.50%	(Q)	10.99%	4/2/2029	103,163	103,163	103,163	(2)

HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.38%	6/8/2026	227,807	227,807	227,807	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.18%	6/8/2026	83,778	83,778	83,778	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.96%	6/8/2026	24,608	24,608	24,608	(2)
									768,571	762,389
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(M)	11.18%	11/9/2027	24,400	24,400	24,400	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.98%	11/9/2027	50,000	50,000	50,000	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	10.93%	11/9/2027	22,809	22,809	22,809	(2)
									97,209	97,209
Insurance
Benecon Midco II, LLC	Term Loan	SOFR	+	5.75%	(M)	11.18%	12/4/2026	14,513	14,513	14,513	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.18%	12/2/2026	205,653	205,653	205,653	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.18%	12/2/2026	58,170	58,170	58,170	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.43%	12/2/2026	29,219	29,219	27,466	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.43%	12/2/2026	176,680	176,680	166,079	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.71%	12/2/2026	2,286	2,286	2,035	(2)
									486,521	473,916
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.96%	10/26/2027	26,600	26,600	26,334	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.96%	10/26/2027	12,568	12,568	12,568	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.31%	12/29/2026	32,769	32,769	26,215	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.33%	12/29/2026	195,733	195,732	156,586	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.71%	12/29/2026	25,034	25,034	22,280	(2)
									292,703	243,983
Software
Emergency Communications Network, LLC	Term Loan	SOFR	+	9.25%	(Q)	14.56%	6/30/2024	256,448	256,439	223,110	(2)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.71%	5/29/2025	258,627	258,627	258,627	(2)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.71%	5/29/2025	75,406	75,406	75,406	(2)
									590,472	557,143
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	5.75%	(M)	11.18%	12/14/2027	32,913	32,913	32,913	(2)
									32,913	32,913

Total Investments, March 31, 2024									$5,121,974	$4,982,490

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of March 31, 2024.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of March 31, 2024.

Below is a listing of SDLP’s individual investments as of December 31, 2023 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	$11,478	$11,478	$11,363	(2)
Precinmac (US) Holdings Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	45,911	45,911	45,452	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.54%	8/31/2027	157,588	157,588	156,012	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	41,110	41,110	40,699	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.38%	11/2/2029	3,179	3,179	3,179	(2)
Qnnect, LLC and Connector TopCo, LP	Term Loan	SOFR	+	7.00%	(Q)	12.38%	11/2/2029	275,175	275,175	275,175	(2)
									534,441	531,880
Auto Components
Arrowhead Holdco Company	Term Loan	SOFR	+	4.50%	(Q)	10.04%	8/31/2028	169,531	169,531	152,578	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	34,859	34,859	31,373	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	24,859	24,859	22,374	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	2,270	2,270	2,043	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	40,033	40,033	36,030	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.50%	5/19/2027	32,199	32,199	26,081	(2)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	8.00%	(Q)	13.52%	5/19/2027	192,273	192,272	155,741	(2)
									496,023	426,220
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	228,385	228,385	228,385	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	67,198	67,198	67,198	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.93%	10/13/2027	47,311	47,311	46,365	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.93%	10/13/2027	197,885	197,885	193,927	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(S)	11.27%	11/21/2029	262,536	262,536	257,286	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.27%	11/21/2029	—	—	—	(2)
									803,315	793,161
Diversified Consumer Services
Excelligence Learning Corporation	Term Loan	SOFR	+	6.00%	(Q)	11.46%	1/18/2024	145,432	145,429	145,432	(2)
									145,429	145,432
Food & Staples Retailing
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	3/28/2025	83,991	83,991	83,991	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	64,989	64,989	64,989	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	170,089	170,089	170,089	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	4,252	4,252	4,252	(2)
									323,321	323,321
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	13,970	13,970	13,132	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	29,294	29,294	27,536	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	47,131	47,131	44,303	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	177,136	177,136	166,508	(2)
									267,531	251,479
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
									—	—
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.72%	6/29/2029	169,150	169,150	169,150	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.72%	6/29/2029	—	—	—	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	5.50%	(Q)	11.25%	4/2/2029	233,445	233,445	233,445	(2)

Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.25%	4/2/2029	40,012	40,012	40,012	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.03%	6/8/2026	24,670	24,670	24,670	(2)
HGC Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.04%	6/8/2026	103,425	103,425	103,425	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.08%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.62%	6/8/2026	53,865	53,865	53,865	(2)
									674,567	674,567
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	303,188	303,188	300,156	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	40,367	40,367	39,963	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	26,670	26,670	26,403	(2)
									370,225	366,522
Insurance
Benecon Midco II, LLC	Term Loan	SOFR	+	5.25%	(M)	10.71%	12/4/2026	170,188	170,188	170,188	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	24,463	24,463	24,463	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	14,550	14,550	14,550	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	206,190	206,190	206,190	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	58,320	58,320	58,320	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	22,025	22,025	21,805	(2)
									495,736	495,516
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.03%	10/26/2027	34,940	34,940	34,591	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.00%	10/26/2027	221,631	221,631	219,415	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.53%	12/29/2026	61,696	61,696	61,696	(2)
NCWS Intermediate, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.53%	12/29/2026	205,398	205,398	205,398	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.03%	12/29/2026	12,600	12,600	12,600	(2)
									536,265	533,700
Software
Emergency Communications Network, LLC	Term Loan	SOFR	+	8.75%	(Q)	14.13%	6/30/2024	252,313	252,295	219,512	(2)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.75%	5/29/2025	259,306	259,306	259,306	(2)
Pegasus Global Enterprise Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.75%	5/29/2025	75,601	75,601	75,601	(2)
									587,202	554,419
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	6.25%	(M)	11.71%	12/14/2027	32,913	32,913	32,913	(2)
									32,913	32,913

Total Investments, December 31, 2023									$5,266,968	$5,129,130

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of December 31, 2023.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2023.
Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $5,122 and $5,267, respectively)	$4,982	$5,129
Restricted cash	160	150
Other Assets	42	42
Total assets	$5,184	$5,321

Senior notes	$3,601	$3,705
Intermediate funding notes	135	139
Interest payable	78	79
Other liabilities	56	57
Total liabilities	3,870	3,980
Members' capital	1,314	1,341
Total liabilities and members' capital	$5,184	$5,321

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended March 31,
	2024	2023
Selected Consolidated Statement of Operation Information:
Total revenues	$150	$136
Total expenses	82	75
Net unrealized appreciation/(depreciation)	(1)	(68)
Net realized gain/(loss)	—	—
Net income/(loss)	$67	$(7)

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if any of its portfolio companies is considered a “significant subsidiary.” Pursuant to the definition of “significant subsidiary” applicable to investment companies set forth in Rule 1-02(w) of Regulation S-X, a portfolio company will meet the definition of “significant subsidiary” if either the investment test or the income test is triggered. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (portfolio company in which the Company owns greater than 50% of the unconsolidated subsidiary) in the Company's annual report on Form 10-K if one of the following conditions are met: (i) if the portfolio investment’s fair value exceeds 20% of the Company’s total investments at fair value (the investment test); or (ii) either (A) if the income from the portfolio investment exceeds 80% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries (the income test) or (B) if the income from the portfolio investment exceeds 20% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries and have a fair value exceeding 5% of the Company’s total investment fair value (the alternate income test). If the Company has an unconsolidated majority-owned subsidiary and does not satisfy any Rule 3-09 significant subsidiary conditions during a quarter end, the Company must include a summarized income statement within the notes to the quarterly financial statements.

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

After performing the investment analysis and income analysis for the three months ended March 31, 2024, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$91	$554,524	$554,615
Equity	—	—	4,114	4,114
Subordinated Certificates of the SDLP	—	—	180,704	180,704
Total investments at fair value	$—	$91	$739,342	$739,433
Interest rate swaps	—	(915)	—	(915)
Total interest rate swaps	$—	$(915)	$—	$(915)

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$89	$497,822	$497,911
Equity	—	—	3,641	3,641
Subordinated Certificates of the SDLP	—	—	184,485	184,485
Total investments at fair value	$—	$89	$685,948	$686,037
Derivative contracts payable, at fair value	—	91	—	91
Total Derivative contracts payable, at fair value	$—	$91	$—	$91

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2023	$497,822	$3,641	$184,485	$685,948
Purchases	60,737	565	7,339	68,641
Payment-in-kind and other adjustments to cost	629	—	(5)	624
Principal repayments	(5,439)	—	(12,178)	(17,617)
Net realized gains/(losses)	179	—	—	179
Net amortization of premium/discount	675	—	—	675
Net change unrealized gains/(losses)	(79)	(92)	1,063	892
Transfers into Level 3	—	—	—	—
Balance as of March 31, 2024	$554,524	$4,114	$180,704	$739,342
Net change unrealized appreciation/(depreciation) for investments still held as of March 31, 2024	$(8,318)	$(440)	$(2,924)	$(11,682)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2023 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2022	$483,740	$2,633	$178,367	$664,740
Purchases	64,281	51	25,562	89,894
Payment-in-kind and other adjustments to cost	656	—	(1,230)	(574)
Principal repayments	(53,083)	—	(17,868)	(70,951)
Net realized gains/(losses)	(289)	—	—	(289)
Net amortization of premium/discount	1,838	—	—	1,838
Net change unrealized gains/(losses)	679	(348)	(346)	(15)
Transfer into Level 3	—	1,305	—	1,305
Balance as of December 31, 2023	$497,822	$3,641	$184,485	$685,948
Net change unrealized appreciation/(depreciation) for investments still held as of December 31, 2023	$(8,237)	$(348)	$(3,987)	$(12,572)

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. For the three months ended March 31, 2024, the Company had no investments transfer in/out of the Level 3 category. For the year ended December 31, 2023, the Company had two equity investments with an aggregate fair value of $1.3 million transfer from being measured at NAV to Level 3 as a result of changes in the observability of significant inputs.

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$530,342	Income Approach (DCF)	Discount Rate	8.3% - 19.8%	10.6%
Senior Secured First Lien Term Loans	15,154	Recent Transaction	Transactions Prices	97.5% - 99.0%	97.6%
Senior Secured First Lien Term Loans	4,903	Recovery	EV/EBITDA	10.4x - 10.4x	10.4x
Senior Secured First Lien Term Loans	4,125	Recovery	EV/Revenue	0.8x - 0.8x	0.8x
Equity	2,256	Income Approach (DCF)	Long Term Growth Rate, Discount Rate	5.0% -11.5%	8.3%
		EBITDA Multiple	EBIDTA Multiple	9.2x - 17.0x	13.7x
Equity	1,525	Market Approach	EBIDTA Multiple	9.2x - 17.0x	16.1x
Equity	333	Recent Transaction	Transactions Price	100.0% - 100.0%	100.0%
Subordinated Certificates of the SDLP	180,704	Income Approach (DCF)	Discount Rate	8.25% - 9.25%	9.3%
Total	$739,342

(1) Unobservable inputs were weighted by the fair value of the investments.

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

(1) Unobservable inputs were weighted by the fair value of the investments.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate interest rate risk exposures. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes (as defined in "Note 6. Borrowings"), the Company entered into an interest rate swap agreement with CIBC Bank USA ("CIBC"). As of March 31, 2024, the Company had two outstanding interest rates swaps that were designated as hedges in qualifying hedging relationships (as detailed below). As of December 31, 2023, the Company had two outstanding interest rates swaps that were not designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to all of these interest rate swap contracts was CIBC.

Certain information related to the Company's derivative instruments as of March 31, 2024 is presented in the consolidated statements of assets and liabilities as follows:

March 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$—	$358	Other liabilities
Interest rate swap	25,000	12/21/2028	—	557	Other liabilities
Total	$50,000		$—	$915

Certain information related to the Company's derivative instruments as of December 31, 2023 is presented in the consolidated statements of assets and liabilities as follows:

December 31, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$—	$20	Derivative contracts payable, at fair value
Interest rate swap	25,000	12/21/2028	—	71	Derivative contracts payable, at fair value
Total	$50,000		$—	$91

The Company records its derivatives on a net basis in the consolidated statements of assets and liabilities. The Company has a master netting agreement with its derivative counterparty which allows for the right to offset by counterparty. As of March 31, 2024 there have been no offsets.

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three months ended March 31, 2024 is presented in the consolidated statements of operations and consolidated statements of cash flows as follows:

Derivative Instrument	Consolidated Statements of Operations and Consolidated Statements of Cash Flows Locations	For the three months ended March 31, 2024
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$91
Total		$91

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three months ended March 31, 2023 is presented in the consolidated statements of operations and consolidated statements of cash flows as follows:

Derivative Instrument	Consolidated Statements of Operations and Consolidated Statements of Cash Flows Locations	For the three months ended March 31, 2023
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$—
Total		$—

Net realized gain (loss) on derivative instruments recognized by the Company for the three months ended March 31, 2024 is presented in the consolidated statements of operations and consolidated statements of cash flows as follows:

Derivative Instrument	Consolidated Statements of Operations and Consolidated Statements of Cash Flows Locations	Three months ended March 31, 2024
Interest rate swaps	Net realized gain (loss) on derivatives	$(116)
Total		$(116)

Net realized gain (loss) on derivative instruments recognized by the Company for the three months ended March 31, 2023 is presented in the consolidated statements of operations and consolidated statements of cash flows as follows:

Derivative Instrument	Consolidated Statements of Operations and Consolidated Statements of Cash Flows Locations	For the three months ended March 31, 2023
Interest rate swaps	Net realized gain (loss) on derivatives	$—
Total		$—

Each of the interest rate swap agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations. As of March 31, 2024, the termination fair value of derivatives in a net liability position related to these agreements was $(1.1) million. As of March 31, 2024, the Company had not posted any collateral related to these agreements.

If the Company had breached any of these provisions at March 31, 2024, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of March 31, 2024, the Company's asset coverage ratio was 217.30%.

The Company’s outstanding debt as of March 31, 2024 and December 31, 2023 was as follows (dollars in thousands):

	As of March 31, 2024				As of December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Facility	$300,000	$254,900	$254,900	$254,900	$300,000	$233,900	$233,900	$233,900
CIBC Facility	75,000	40,190	40,190	40,190	75,000	7,770	7,770	7,770
2026 Notes(1)(2)	25,000	25,000	24,286	25,000	25,000	25,000	25,000	25,000
2028 Notes(1)(2)	25,000	25,000	24,489	25,000	25,000	25,000	25,000	25,000
Total borrowings outstanding	$425,000	$345,090	$343,865	$345,090	$425,000	$291,670	$291,670	$291,670

(1) Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(2) The carrying values of the 2026 Notes and the 2028 Notes as of March 31, 2024 are presented inclusive of an incremental $(0.4) million and $(0.6) million, each resulting from a hedge accounting relationship.

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

On January 26, 2023, the Company entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”). The First Amendment, among other things: (i) reduces the borrowings available under the JPM Facility from up to $500 million to up to $300 million, subject to certain leverage and borrowing base restrictions; and (ii) reduces the commitment increase, subject to lender consent, from up to $800 million to up to $600 million. The reduction was accounted for as a debt modification to a line-of-credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt financing costs in the amount of $1.4 million and was recorded on the consolidated statements of operations as a component of "Credit facility fees".

On November 20, 2023, the Company entered into the Second Amendment to the Loan and Security Agreement (the "Second Amendment"). The Second Amendment, among other things: (i) permits the inclusion of revolving loans as collateral to the JPM Facility; (ii) decreases the minimum funding amount under the Loan and Agreement from 85% to 75% of the financing commitment which commenced November 21, 2023; and (iii) increases the percentage of Collateral Principal Amount (as defined in the Second Amendment) that may consist of portfolio investments the obligors of which have a leverage ratio equal to or greater than 7.0x from 0.0% to 10.0%.

At March 31, 2024 and December 31, 2023, the carrying amount of the Company's borrowings under the JPM Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the JPM Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three months ended March 31, 2024 and three months ended March 31, 2023 (dollars in thousands):

	Three months ended March 31,
	2024	2023
JPM Facility interest	$4,826	$4,693
JPM Facility unused fees	113	119
Amortization of debt issuance costs	123	1,550
Total interest and financing expenses related to the JPM Facility	$5,062	$6,362
Weighted average outstanding debt balance of the JPM Facility	$240,219	$266,500
Weighted average interest rate of the JPM Facility (annualized)	8.1%	7.1%

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

At March 31, 2024, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three months ended March 31, 2024 and three months ended March 31, 2023 (dollars in thousands):

	Three months ended March 31,
	2024	2023
CIBC Facility interest	$460	$119
CIBC Facility unused fees	49	41
Amortization of debt issuance costs	59	35
Total interest and financing expenses related to the CIBC Facility	$568	$195
Weighted average outstanding debt balance of the CIBC Facility	$23,239	$6,595
Weighted average interest rate of the CIBC Facility (annualized)	8.0%	7.3%

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

On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $25,000,000 and $25,000,000 that matures on December 21, 2026 and December 21, 2028, respectively. Under the interest rate swap agreement for the 2026 Notes and the 2028 Notes, the Company receives a fixed interest rate of 8.10% and 8.20% and pays a floating interest rate of SOFR + 4.226% and SOFR + 4.595%, respectively. The Company designated these interest rate swaps, the 2026 Notes, and the 2028 Notes as a qualifying fair value hedge accounting relationship. For more information, see "Note 5. Derivative Instruments."

At March 31, 2024, the fair value of the Notes approximated their amortized cost. As of March 31, 2024, the Notes would be deemed to be Level 3, as defined in Note 2.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the three months ended March 31, 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
2026 Notes interest	$506	$—
2028 Notes interest	513	$—
Amortization of debt issuance costs	24	$—
Effect of interest rate swap	145
Total	$1,188	$—
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	8.2%	$—
Weighted average outstanding balance	50,000	$—

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

For the three months ended March 31, 2024, the Company incurred base management fees to the Adviser of $1.4 million.

For the three months ended March 31, 2023, the Company incurred base management fees to the Adviser of $1.3 million.

As of March 31, 2024, $1.4 million was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2024, the Company incurred an Income Incentive Fee of $2.0 million.

For the three months ended March 31, 2023, the Company incurred an Income Incentive Fee of $0.7 million.

As of March 31, 2024, $2.0 million was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2024 and March 31, 2023, the Company did not incur a Capital Gains Incentive Fee.

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

For the three months ended March 31, 2024, the Company recorded administrator expenses of $0.3 million.

For the three months ended March 31, 2023, the Company recorded administrator expenses of $0.3 million.

As of March 31, 2024, the Company had $0.3 million in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

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

Any such reimbursement will be made during the first four fiscal quarters following the 24-month period after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended by up to an additional 18 months in the sole discretion of the Board (i.e., from 24 months to up to 42 months after the Initial Closing). On March 20, 2024, the Board determined to extend the Fundraising Period from 24 months to 42 months after the Initial Closing. As a result of the foregoing, the Company extended the period during which it may hold subsequent closings from June 2, 2024 to December 2, 2025. For the avoidance of doubt the Company will reimburse the Adviser or, as applicable, Varagon, for the organizational and offering expenses incurred by the Company during the first four fiscal quarters following the extended Fundraising Period. The Company’s obligation to reimburse the Adviser or Varagon, as applicable, under the Expense Reimbursement Agreement automatically became a liability of the Company on June 2, 2022, when the Company elected to be regulated as a BDC under the 1940 Act. For the avoidance of doubt, reimbursements under the Expense Reimbursement Agreement are not conditioned on any performance threshold and are not considered a contingent liability for accounting purposes.

Fronting Letter Agreement

On December 15, 2022, the Company and Varagon entered into a Fronting Letter Agreement (the “Fronting Letter”). Pursuant to the Fronting Letter, for purposes of facilitating the Company’s funding obligations under or in connection with one or more of the Company's portfolio investments, upon request by the Company or the Adviser, and the consent of Varagon, Varagon will advance up to an aggregate amount of $15.0 million to the Company (each advance, a "Fronted Amount"). No fees or interest is payable to Varagon by the Company with respect to any Fronted Amount. Each Fronted Amount will be reimbursed to Varagon by the Company within 90 days of receipt without any interest or fees.

On December, 20, 2022, Varagon advanced a Fronted Amount of $10.0 million to the Company. On December 28, 2022, the Company repaid $2.0 million thereof to Varagon. As of December 31, 2022, the Company had $8.0 million remaining due to Varagon, which is included in “Fronting amount payable” in the accompanying consolidated statements of assets and liabilities. On January 17, 2023, the Company repaid Varagon the remaining $8.0 million due to Varagon under the Fronting Letter. As of March 31, 2024, there were no Fronted Amounts advanced by the Company from Varagon.

Placement Agent Agreements

On September 6, 2023, the Adviser entered into an agreement with Man Investments Inc. on behalf of the Company, pursuant to which Man Investments Inc., assists the Company in conducting the Offering (the "Man Placement Agent Agreement"). On October 13, 2023, the Adviser entered into an agreement with Man Investments Inc. on behalf of the Company, pursuant to which Man Investments Inc. assists the Company in conducting the Offering in Canada (together with the Man Placement Agent Agreement, the "Placement Agent Agreements").

For avoidance of doubt, the Adviser or its affiliates are solely responsible for any placement or “finder’s” fees payable to any placement agents engaged by the Adviser on behalf of the Company in connection with the Offering.

Note 8. Commitments

Unfunded commitments

As of March 31, 2024 and December 31, 2023, the Company had commitments under loan and financing agreements to fund up to $20.9 million to 32 portfolio companies and $22.7 million to 29 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2024 and December 31, 2023 are shown in the table below (dollars in thousands):

	As of March 31, 2024	As of December 31, 2023
Accupac, LLC	564	564
ADPD Holdings, LLC	1	5
ADPD Holdings, LLC	12	12
ADPD Holdings, LLC	13	13
Adviser Investments, LLC	9	9
Adviser Investments, LLC	37	37
Boulder Scientific Company, LLC	209	625
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Chartis Group, LLC, The	677	—
Chartis Group, LLC, The	169	—
Concord III, L.L.C.,	210	210
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	360	360
Eye Health America, LLC	972	1,092
Fingerpaint Marketing, Inc.	—	14
HLSG Intermediate, LLC	591	1,655
HTI Intermediate, LLC	536	—
HTI Intermediate, LLC	357	—
JTM Foods LLC	5	3
KL Bronco Acquisition, Inc.	196	250
KL Bronco Acquisition, Inc.	1,250	1,786
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	405	405
Leiters, Inc.	167	244
M&D Midco, Inc.	9	11
M&D Midco, Inc.	—	10
MDI Buyer, Inc.	495	7
MWD Management, LLC	—	266
North Haven Stallone Buyer, LLC	242	333
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	410	176
Online Labels Group, LLC	10	10
Online Labels Group, LLC	9	9
Online Labels Group, LLC	9	9
POY Holdings, LLC	775	1,211
RFI Buyer, Inc.	12	12
Senior Direct Lending Program, LLC	8,096	8,557
SGA Dental Partners Opco, LLC	1,394	1,394
Techmer BB Bidco, LLC	12	32
Turbo Buyer, Inc.	—	760
United Musculoskeletal Partners Acquisition Holdings, LLC	562	562
US Health Partners Management, LLC	50	—
US Health Partners Management, LLC	11	—
Total Unfunded Commitments	$20,907	$22,714

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2024, the Company had cash of $18.6 million, available borrowings under the JPM Facility of $45.1 million, subject to borrowing base limitations, available borrowings under the CIBC Facility of $34.8 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

Note 9. Directors Fees

The Company’s business and affairs is managed under the direction of the Board. The Board consists of four (4) members, three (3) of whom are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (the “Independent Directors”).

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

For the three months ended March 31, 2024, the Company accrued $0.1 million for directors’ fees and expenses. For the three months ended March 31, 2023, the Company accrued $0.1 million. As of March 31, 2024 and December 31, 2023, the Company had $0.1 million and $0.1 million respectively, in "Directors' fees and expenses payable" in the accompanying consolidated statements of assets and liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three months ended March 31, 2024 and March 31, 2023 (dollars in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Net increase (decrease) in net assets resulting from operations	$14,029	$5,116
Weighted average shares outstanding	41,510,596	41,493,237
Earnings per share (basic and diluted)	$0.34	$0.12

Capital Activity

The Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.01 per share. The Company intends to offer and sell its shares of common stock to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act in a private placement in reliance on Regulation D and Regulation S, as applicable. The Fundraising Period commenced when the Company held the Initial Closing on June 2, 2022 and entered into subscription agreements in which investors made capital commitments to purchase shares of common stock (the “Subscription Agreements”), providing private placement of the Company’s shares of common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022, in connection with the Merger.

As of March 31, 2024, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $7.2 million ($1.2 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, the Company held the Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of its shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through March 31, 2024 (dollars in thousands, except per share data):

Issuance Date	Shares Issued	Proceeds Received	Issuance Price per Share
June 2, 2022	36,130,510	$361,305	$10.00
July 12, 2022	2,994,012	$30,000	$10.02
September 7, 2022	2,362,205	$24,000	$10.16

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through March 31, 2024 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,090	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Total					$74,765	28,897	$287

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

As of March 31, 2024, and December 31, 2023, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three months ended March 31, 2024 and the year ended December 2023, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no uncertain tax positions as of and through March 31, 2024.

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

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company's federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and March 31, 2023 (dollars in thousands, except per share data):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Per Share Data: (1)
Net asset value, beginning of period	$9.71	$9.73
Net investment income (loss)	0.31	0.23
Net unrealized appreciation (depreciation)	0.02	(0.11)
Net realized gains (losses)	0.01	—
Net increase (decrease) in net assets resulting from operations	0.34	0.12
Distributions of net investment income to shareholders (2)	(0.27)	(0.22)
Issuance of common stock	—	—
Net asset value per share, end of period	$9.78	$9.63
Number of shares outstanding, end of period	41,511,677	41,497,926
Total return based on net asset value (3)(4)	3.51%	1.24%
Net assets attributable to shareholders, end of period	$406,016	$399,645

Ratio to average net assets attributable to shareholders:
Average net assets	$404,583	$401,661
Total expenses (5)	9.86%	9.27%
Total expenses (other than incentive fee) (5)	9.37%	9.09%
Net investment income (5)	14.47%	10.19%
Interest expense and credit facility fees (5)	6.78%	6.62%

Ratios/Supplemental Data:
Asset coverage, end of period (6)	217.30%	239.92%
Weighted average shares outstanding	41,510,596	41,493,237
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%
Average debt outstanding (7)	$313,457	$273,095
Average debt outstanding per share	$7.55	$6.58
Portfolio turnover (4)	2.49%	2.78%
Year of formation	2019	2019

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

(4) Not annualized.

(5) Annualized except in the case of non-recurring expenses (i.e. organizational expenses).

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

Note 13. Subsequent Events

Management has evaluated subsequent events through May 13, 2024, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2024 except as disclosed below:

On May 9, 2024, the Board declared a dividend of $0.2371 per share and a special dividend of $0.0662 per share, both payable on July 17, 2024 to shareholders of record as of the close of business on June 28, 2024.

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
•
interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•
the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;
•
the elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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

Our level of investment activity (both the number of investments and the size of each investment) varies substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The historic strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from inflation, supply chain disruptions, labor and resource shortages, commodity inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine, conflict in the Middle East, and U.S. and China relations), and the uncertain economic outlook for the United States and globally, which could include a recession. We are closely monitoring the effect that market volatility, including as a result of the elevated interest rate environment, may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of March 31, 2024, the Company's asset coverage ratio was 217.30%.

Portfolio and Investment Activity

As of March 31, 2024, our portfolio had a fair value of approximately $739.4 million. The following table summarizes our portfolio and investment activity during the three months ended March 31, 2024 (dollars in thousands):

Three Months Ended March 31, 2024
Investments made in new portfolio companies	$1,613
Investments made in existing portfolio companies	67,028
Aggregate amount in exits and repayments	(17,617)
Net investment activity	$51,024

Portfolio Companies, at beginning of period	85
Number of new portfolio companies	2
Number of exited portfolio companies	—
Portfolio companies, at end of period	87

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$562,934	74.9%	$554,615	75.0%
Equity	4,554	0.6	4,114	0.6
Subordinated Certificates of the SDLP	183,628	24.5	180,704	24.4
Total Investments	$751,116	100.0%	$739,433	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024		As of December 31, 2023
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	11.7%	12.5%	11.7%	12.4%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	18.0	18.6	14.3	14.6
Total	13.3%	14.0%	12.4%	13.0%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of March 31, 2024 and 2.0 as of December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	As of March 31, 2024		As of December 31, 2023
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$19,368	2.6%	$7,924	1.2%
2	687,262	92.9	654,568	95.4
3	28,678	3.9	23,545	3.4
4	4,125	0.6	—	—
5	—	—	—	-
Total	$739,433	100.0%	$686,037	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$746,562	100.0%	$694,624	100.0%
Non-Accrual	—	—	—	—
Total	$746,562	100.0%	$694,624	100.0%

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of March 31, 2024 and December 31, 2023, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of March 31, 2024 and December 31, 2023, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above.

As of March 31, 2024 and December 31, 2023, the Company has funded $184.9 million and $189.7 million, respectively, of its commitment to the SDLP and had $21.4 million and $16.6 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $183.6 million and $180.7 million, respectively, as of March 31, 2024, and $188.5 million and $184.5 million, respectively, as of December 31, 2023. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 18.0% and 18.6%, respectively, as of March 31, 2024, and 14.3% and 14.6%, respectively, as of December 31, 2023. For the three months ended March 31, 2024 and March 31, 2023, the Company earned interest income of $8.2 million and 6.1 million, respectively, from its investment in the Subordinated Certificates. As of March 31, 2024 and December 31, 2023, $8.2 million and $6.8 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of March 31, 2024 and December 31, 2023, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of March 31, 2024 and December 31, 2023, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of March 31, 2024 and December 31, 2023 (dollars in millions):

	As of March 31, 2024	As of December 31, 2023
Total first lien senior secured loans(1)	$5,286	$5,431
Largest loan to a single borrower(1)	$369	$370
Total of five largest loans to borrower(1)	$1,713	$1,650
Number of borrowers in the SDLP	20	22
Commitments to fund delayed draw loans (2)	$246	$260

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of March 31, 2024 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027	$41,005	$41,005	$41,005	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.74%	8/31/2027	170,709	170,709	151,931	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.71%	8/31/2027	35,104	35,104	31,242	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	5.50%	(M)	10.98%	8/31/2027	43,802	43,802	43,802	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.58%	11/2/2029	74,730	74,730	74,730	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.56%	11/2/2029	168,725	168,725	168,725	(2)
									534,075	511,435
Automobile Components
Arrowhead Holdco Company	Term Loan	SOFR	+	6.50%	(Q)	12.00%	8/31/2028	4,820	—	—	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.50%	(Q)	10.93%	8/31/2028	197,380	197,380	193,432	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2028	13,935	13,935	13,098	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2028	47,011	47,011	44,190	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.71%	8/31/2028	40,314	40,314	35,880	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	IBOR	+	6.50%	(Q)	12.00%	5/19/2027	19,452	—	—	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.43%	5/19/2027	157,185	157,185	157,185	(2)
									455,825	443,785
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	7.00%	(Q)	12.17%	8/17/2029	3,171	3,171	3,171	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	7.00%	(Q)	12.17%	8/17/2029	274,482	274,482	274,482	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.98%	10/13/2027	34,852	34,852	34,852	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.96%	10/13/2027	221,066	221,066	221,066	(2)
									533,571	533,571
Construction & Engineering
Valcourt Holdings II, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.48%	11/21/2029	9,137	9,137	9,137	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.32%	11/21/2029	109,150	109,150	109,150	(2)
									118,287	118,287
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.38%	3/28/2025	67,029	67,029	67,029	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.68%	3/28/2025	64,822	64,822	64,822	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.68%	3/28/2025	169,643	169,643	169,643	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.68%	3/28/2025	4,241	4,241	4,241	(2)
									305,735	305,735
Diversified Consumer Services
Excelligence Learning Corporation	Term Loan	SOFR	+	5.50%	(Q)	10.96%	1/18/2024	302,400	302,400	299,376	(2)
									302,400	299,376
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	5.50%	(S)	10.93%	12/10/2026	47,191	47,191	46,247	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.46%	12/10/2026	61,538	61,538	61,538	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.46%	12/10/2026	204,868	204,868	204,868	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.25%	12/10/2026	232,852	232,852	232,852	(2)
									546,449	545,505
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.00%	(M)	11.43%	11/21/2024	11,449	11,449	11,449	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.00%	(M)	11.43%	11/21/2024	45,794	45,794	45,794	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
									57,243	57,243
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.75%	(B)	11.21%	6/29/2029	261,878	261,878	256,641	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.22%	6/29/2029	27,078	27,078	26,536	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	5.50%	(Q)	10.96%	4/2/2029	40,259	40,259	39,856	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	5.50%	(Q)	10.99%	4/2/2029	103,163	103,163	103,163	(2)

HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.38%	6/8/2026	227,807	227,807	227,807	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.18%	6/8/2026	83,778	83,778	83,778	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.96%	6/8/2026	24,608	24,608	24,608	(2)
									768,571	762,389
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(M)	11.18%	11/9/2027	24,400	24,400	24,400	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.98%	11/9/2027	50,000	50,000	50,000	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	10.93%	11/9/2027	22,809	22,809	22,809	(2)
									97,209	97,209
Insurance
Benecon Midco II, LLC	Term Loan	SOFR	+	5.75%	(M)	11.18%	12/4/2026	14,513	14,513	14,513	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.18%	12/2/2026	205,653	205,653	205,653	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.18%	12/2/2026	58,170	58,170	58,170	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.43%	12/2/2026	29,219	29,219	27,466	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.43%	12/2/2026	176,680	176,680	166,079	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.71%	12/2/2026	2,286	2,286	2,035	(2)
									486,521	473,916
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.96%	10/26/2027	26,600	26,600	26,334	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.96%	10/26/2027	12,568	12,568	12,568	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.31%	12/29/2026	32,769	32,769	26,215	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.33%	12/29/2026	195,733	195,732	156,586	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.71%	12/29/2026	25,034	25,034	22,280	(2)
									292,703	243,983
Software
Emergency Communications Network, LLC	Term Loan	SOFR	+	9.25%	(Q)	14.56%	6/30/2024	256,448	256,439	223,110	(2)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.71%	5/29/2025	258,627	258,627	258,627	(2)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.71%	5/29/2025	75,406	75,406	75,406	(2)
									590,472	557,143
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	5.75%	(M)	11.18%	12/14/2027	32,913	32,913	32,913	(2)
									32,913	32,913

Total Investments, March 31, 2024									$5,121,974	$4,982,490

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of March 31, 2024.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of March 31, 2024.

Below is a listing of SDLP’s individual investments as of December 31, 2023(4) (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	$11,478	$11,478	$11,363	(2)
Precinmac (US) Holdings Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	45,911	45,911	45,452	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.54%	8/31/2027	157,588	157,588	156,012	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.46%	8/31/2027	41,110	41,110	40,699	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.38%	11/2/2029	3,179	3,179	3,179	(2)
Qnnect, LLC and Connector TopCo, LP	Term Loan	SOFR	+	7.00%	(Q)	12.38%	11/2/2029	275,175	275,175	275,175	(2)
									534,441	531,880
Auto Components
Arrowhead Holdco Company	Term Loan	SOFR	+	4.50%	(Q)	10.04%	8/31/2028	169,531	169,531	152,578	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	34,859	34,859	31,373	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	24,859	24,859	22,374	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	2,270	2,270	2,043	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	10.05%	8/31/2028	40,033	40,033	36,030	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.50%	5/19/2027	32,199	32,199	26,081	(2)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	8.00%	(Q)	13.52%	5/19/2027	192,273	192,272	155,741	(2)
									496,023	426,220
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	228,385	228,385	228,385	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	67,198	67,198	67,198	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.93%	10/13/2027	47,311	47,311	46,365	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.93%	10/13/2027	197,885	197,885	193,927	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(S)	11.27%	11/21/2029	262,536	262,536	257,286	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.27%	11/21/2029	—	—	—	(2)
									803,315	793,161
Diversified Consumer Services
Excelligence Learning Corporation	Term Loan	SOFR	+	6.00%	(Q)	11.46%	1/18/2024	145,432	145,429	145,432	(2)
									145,429	145,432
Food & Staples Retailing
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	3/28/2025	83,991	83,991	83,991	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	64,989	64,989	64,989	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	170,089	170,089	170,089	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.71%	3/28/2025	4,252	4,252	4,252	(2)
									323,321	323,321
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	13,970	13,970	13,132	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	29,294	29,294	27,536	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	47,131	47,131	44,303	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.46%	12/10/2026	177,136	177,136	166,508	(2)
									267,531	251,479
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
									—	—
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.72%	6/29/2029	169,150	169,150	169,150	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.72%	6/29/2029	—	—	—	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	5.50%	(Q)	11.25%	4/2/2029	233,445	233,445	233,445	(2)

Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.25%	4/2/2029	40,012	40,012	40,012	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.03%	6/8/2026	24,670	24,670	24,670	(2)
HGC Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.04%	6/8/2026	103,425	103,425	103,425	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.08%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.62%	6/8/2026	53,865	53,865	53,865	(2)
									674,567	674,567
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	303,188	303,188	300,156	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	40,367	40,367	39,963	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	11.00%	11/9/2027	26,670	26,670	26,403	(2)
									370,225	366,522
Insurance
Benecon Midco II, LLC	Term Loan	SOFR	+	5.25%	(M)	10.71%	12/4/2026	170,188	170,188	170,188	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	24,463	24,463	24,463	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	14,550	14,550	14,550	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	206,190	206,190	206,190	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	58,320	58,320	58,320	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.21%	12/2/2026	22,025	22,025	21,805	(2)
									495,736	495,516
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.03%	10/26/2027	34,940	34,940	34,591	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.00%	10/26/2027	221,631	221,631	219,415	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.53%	12/29/2026	61,696	61,696	61,696	(2)
NCWS Intermediate, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.53%	12/29/2026	205,398	205,398	205,398	(2)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.03%	12/29/2026	12,600	12,600	12,600	(2)
									536,265	533,700
Software
Emergency Communications Network, LLC	Term Loan	SOFR	+	8.75%	(Q)	14.13%	6/30/2024	252,313	252,295	219,512	(2)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.75%	5/29/2025	259,306	259,306	259,306	(2)
Pegasus Global Enterprise Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.75%	5/29/2025	75,601	75,601	75,601	(2)
									587,202	554,419
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	6.25%	(M)	11.71%	12/14/2027	32,913	32,913	32,913	(2)
									32,913	32,913

Total Investments, December 31, 2023									$5,266,968	$5,129,130

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

(3) The investment was on non-accrual status as of December 31, 2023.

(4) The December 31, 2022 presentation has been revised to conform to the December 31, 2023 presentation.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $5,122 and $5,267, respectively)	$4,982	$5,129
Restricted cash	160	150
Other Assets	42	42
Total assets	$5,184	$5,321

Senior notes	$3,601	$3,705
Intermediate funding notes	135	139
Interest payable	78	79
Other liabilities	56	57
Total liabilities	3,870	3,980
Members' capital	1,314	1,341
Total liabilities and members' capital	$5,184	$5,321

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended March 31,
	2024	2023
Selected Consolidated Statement of Operation Information:
Total revenues	$150	$136
Total expenses	82	75
Net unrealized appreciation/(depreciation)	(1)	(68)
Net realized gain/(loss)	—	—
Net income/(loss)	$67	$(7)

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if any of its portfolio companies is considered a “significant subsidiary.” Pursuant to the definition of “significant subsidiary” applicable to investment companies set forth in Rule 1-02(w) of Regulation S-X, a portfolio company will meet the definition of “significant subsidiary” if either the investment test or the income test is triggered. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (portfolio company in which the Company owns greater than 50% of the unconsolidated subsidiary) in the Company's annual report on Form 10-K if one of the following conditions are met: (i) if the portfolio investment’s fair value exceeds 20% of the Company’s total investments at fair value (the investment test); or (ii) either (A) if the income from the portfolio investment exceeds 80% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries (the income test) or (B) if the income from the portfolio investment exceeds 20% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries and have a fair value exceeding 5% of the Company’s total investment fair value (the alternate income test). If the Company has an unconsolidated majority-owned subsidiary and does not satisfy any Rule 3-09 significant subsidiary conditions during a quarter end, the Company must include a summarized income statement within the notes to the quarterly financial statements.

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

After performing the investment analysis and income analysis for the three months ended March 31, 2024, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Results of Operations

Our operating results for the three months ended March 31, 2024 and March 31, 2023 were as follows (dollars in thousands):

	Three months ended March 31,
	2024	2023
Total investment income	$24,477	$19,270
Total expenses	11,494	9,806
Net investment income	12,983	9,464
Net realized gain (loss)	62	—
Net change in unrealized appreciation (depreciation)	984	(4,348)
Net increase in net assets resulting from operations	$14,029	$5,116
Net investment income per share - basic and diluted	$0.31	$0.23
Net increase in net assets resulting from operations per share - basic and diluted	$0.34	$0.12

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

Investment income increased to $24.5 million for the three months ended March 31, 2024, from $19.3 million for the comparable period in the prior year, primarily due to increased investment activity driven by an increase in our deployed capital and an increase in interest income from our portfolio investments with higher weighted average interest rates and, to a lesser extent, fee income.

Operating Expenses

Expenses for the three months ended March 31, 2024 and March 31, 2023 were as follows (dollars in thousands):

	Three months ended March 31,
	2024	2023
Base management fees	$1,355	$1,257
Income-based incentive fees	2,004	731
Professional fees	630	518
Administrator expenses	339	343
Interest expenses	6,450	4,812
Credit facility fees	368	1,745
Directors’ fees and expenses	85	80
Organizational expenses	91	102
Insurance expenses	94	98
Other general and administrative	78	120
Total expenses	$11,494	$9,806

Total expenses increased to $11.5 million for the three months ended March 31, 2024, from $9.8 million for the three months ended March 31, 2023.

Management and Incentive Fees

The increase in management and incentive fees for the three months ended March 31, 2024 from the comparable periods in the prior year were primarily driven by our increasing invested balance.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees increased to $6.8 million, for the three months ended March 31, 2024 from $6.6 million for the three months ended March 31, 2023. The increase was primarily attributable to increased expenses related to the issuance of the Notes (as defined below) on December 21, 2023. Expenses during the period ended March 31, 2023 included an acceleration of debt financing costs in the amount of $1.4 million related to the Amendment (as defined below) of the JPM Facility (as defined below), see "JPM Facility" below for more information.

Net Realized Gains/Losses

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three months ended March 31, 2024, we had $0.1 million of realized gains, due to an escrow payment from a previously realized investment offset by the winddown of two interest rate swaps during the period.

For the three months ended March 31, 2023, we did not have any realized gains or losses on our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation

For the three months ended March 31, 2024, we had $1.0 million of unrealized appreciation primarily due to the adjustment on our investment in the SDLP during the period.

For the three months ended March 31, 2023, we had $(4.3) million of unrealized depreciation on investments due to overall unfavorable market spread adjustments on the portfolio during the period.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2024, the net increase in net assets resulting from operations was $14.0 million or $0.34 per share. For the three months ended March 31, 2023, the net increase in net assets resulting from operations was $5.1 million or $0.12 per share.

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

As of March 31, 2024, we had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $7.2 million ($1.2 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through March 31, 2024 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through March 31, 2024 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,090	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Total					$74,765	28,897	$287

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of March 31, 2024.

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

On January 26, 2023, the Company entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”). The First Amendment, among other things: (i) reduces the borrowings available under the JPM Facility from up to $500 million to up to $300 million, subject to certain leverage and borrowing base restrictions; and (ii) reduces the commitment increase, subject to lender consent, from up to $800 million to up to $600 million. The reduction was accounted for as a debt modification to a line-of-credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt financing costs in the amount of $1.4 million and was recorded on the consolidated statements of operations as a component of "Credit facility fees."

On November 20, 2023, the Company entered into the Second Amendment to the Loan and Security Agreement (the "Second Amendment"). The Second Amendment, among other things: (i) permits the inclusion of revolving loans as collateral to the JPM Facility; (ii) decreases the minimum funding amount under the Loan and Agreement from 85% to 75% of the financing commitment which commenced November 21, 2023; and (iii) increases the percentage of Collateral Principal Amount (as defined in the Second Amendment) that may consist of portfolio investments the obligors of which have a leverage ratio equal to or greater than 7.0x from 0.0% to 10.0%.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three months ended March 31, 2024 and March 31, 2023 (dollars in thousands):

	Three months ended March 31,
	2024	2023
JPM Facility interest	$4,826	$4,693
JPM Facility unused fees	113	119
Amortization of debt issuance costs	123	1,550
Total interest and financing expenses related to the JPM Facility	$5,062	$6,362
Weighted average outstanding debt balance of the JPM Facility	$240,219	$266,500
Weighted average interest rate of the JPM Facility (annualized)	8.1%	7.1%

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

At March 31, 2024, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three months ended March 31, 2024 and March 31, 2023 (dollars in thousands):

	Three months ended March 31,
	2024	2023
CIBC Facility interest	$460	$119
CIBC Facility unused fees	49	41
Amortization of debt issuance costs	59	35
Total interest and financing expenses related to the CIBC Facility	$568	$195
Weighted average outstanding debt balance of the CIBC Facility	$23,239	$6,595
Weighted average interest rate of the CIBC Facility (annualized)	8.0%	7.3%

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

On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $25,000,000 and $25,000,000 that matures on December 21, 2026 and December 21, 2028,

respectively. Under the interest rate swap agreement for the 2026 Notes and the 2028 Notes, the Company receives a fixed interest rate of 8.10% and 8.20% and pays a floating interest rate of SOFR + 4.226% and SOFR + 4.595%, respectively. The Company designated these interest rate swaps, the 2026 Notes, and the 2028 Notes as a qualifying fair value hedge accounting relationship. For more information, see “Item 1. Notes to Consolidated Financial Statements – Note 5. Derivative Instruments” in this Quarterly Report on Form 10-Q.

At March 31, 2024, the carrying amount of the Notes approximated their fair value.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the three months ended March 31, 2024 and March 31, 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
2026 Notes interest	$506	$—
2028 Notes interest	513	$—
Amortization of debt issuance costs	24	$—
Effect of interest rate swap	145
Total	$1,188	$—
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	8.2%	$—
Weighted average outstanding balance	50,000	$—

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of March 31, 2024 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
JPM Facility	$254,900	$—	$—	$254,900	$—
CIBC Facility	40,190	—	—	40,190	—
2026 Notes	25,000	—	25,000	—	—
2028 Notes	25,000	—	—	25,000	—
Total debt obligations	$345,090	$—	$25,000	$320,090	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Reimbursement Agreement;
•
the Fronting Letter Agreement; and
•
the Placement Agent Agreements.

For more information on the above agreements, see "Item 1. Notes to Consolidated Financial Statements - Note 7. Related Party Transactions" in this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of March 31, 2024 and December 31, 2023, we had commitments under loan and financing agreements to fund up to $20.9 million to 32 portfolio companies and $22.7 million to 29 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2024 and December 31, 2023 are shown in the table below (dollars in thousands):

	As of March 31, 2024	As of December 31, 2023
Accupac, LLC	564	564
ADPD Holdings, LLC	1	5
ADPD Holdings, LLC	12	12
ADPD Holdings, LLC	13	13
Adviser Investments, LLC	9	9
Adviser Investments, LLC	37	37
Boulder Scientific Company, LLC	209	625
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Chartis Group, LLC, The	677	—
Chartis Group, LLC, The	169	—
Concord III, L.L.C.,	210	210
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	360	360
Eye Health America, LLC	972	1,092
Fingerpaint Marketing, Inc.	—	14
HLSG Intermediate, LLC	591	1,655
HTI Intermediate, LLC	536	—
HTI Intermediate, LLC	357	—
JTM Foods LLC	5	3
KL Bronco Acquisition, Inc.	196	250
KL Bronco Acquisition, Inc.	1,250	1,786
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	405	405
Leiters, Inc.	167	244
M&D Midco, Inc.	9	11
M&D Midco, Inc.	—	10
MDI Buyer, Inc.	495	7
MWD Management, LLC	—	266
North Haven Stallone Buyer, LLC	242	333
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	410	176
Online Labels Group, LLC	10	10
Online Labels Group, LLC	9	9
Online Labels Group, LLC	9	9
POY Holdings, LLC	775	1,211
RFI Buyer, Inc.	12	12
Senior Direct Lending Program, LLC	8,096	8,557
SGA Dental Partners Opco, LLC	1,394	1,394
Techmer BB Bidco, LLC	12	32
Turbo Buyer, Inc.	—	760
United Musculoskeletal Partners Acquisition Holdings, LLC	562	562
US Health Partners Management, LLC	50	—
US Health Partners Management, LLC	11	—
Total Unfunded Commitments	$20,907	$22,714

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

For more information regarding the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see "Item 1. Notes to Consolidated Financial Statements - Note 2 Significant Accounting Policies” in this Quarterly Report on Form 10-Q.

Revenue Recognition

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three months ended March 31, 2024, the Company earned PIK interest of $0.3 million. For the three months ended March 31, 2023, the Company earned PIK interest of $0.2 million, reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three months ended March 31, 2024, and the three months ended March 31, 2023, the Company did not earn any PIK fee income, respectively.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of March 31, 2024 and December 31, 2023.

Recent Developments

On May 9, 2024, the Board declared a dividend of $0.2371 per share and a special dividend of $0.0662 per share, both payable on July 17, 2024 to shareholders of record as of the close of business on June 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including the valuation of our investment portfolio and changes in interest rates. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including inflationary pressures; overall market changes, including an increase in market volatility, interest rate volatility; legislative reform; and general political, social or economic instability. Generally, a rise in the general level of interest rates, like the current elevated interest rate environment, can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for variable rate investments that have an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Conversely, a decline in the general level of interest rates can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our decreased pre-incentive fee net investment income.

In addition, we borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we will be subject to risks relating to changes in market interest rates. In periods of elevated interest rates, when we or any future subsidiaries have debt outstanding or financing arrangements in effect, our interest expense will increase, which could reduce our net investment income, particularly to the extent we hold fixed rate investments.

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

Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing rates to the 5.25% to 5.50% range. The Federal Reserve left its benchmark rates steady in the first quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could force the United States into a recession. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of March 31, 2024, all income producing investments in our portfolio and the outstanding borrowings under our credit facilities were at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2024, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$22,700	$8,853	$13,847
Up 200 basis points	15,100	5,902	9,198
Up 100 basis points	7,600	2,951	4,649
Down 100 basis points	(7,600)	(2,951)	(4,649)
Down 200 basis points	(15,100)	(5,902)	(9,198)
Down 300 basis points	(22,700)	(8,853)	(13,847)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under "Item. 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 25, 2024, which is accessible on the SEC’s website at sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None
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

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: May 13, 2024	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer