Form 10-Q
period 2024-06-30
Varagon Capital Corp
filed 2024-08-08
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, there was no established public market for the Registrant’s common stock.

As of August 8, 2024, the registrant had 41,520,143 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except share and per share data)

	As of	As of
	June 30, 2024	December 31,
ASSETS	(unaudited)	2023
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $563,539 and $510,142, respectively)	$557,121	$501,552
Controlled investments, at fair value (amortized cost of $184,345 and $188,471, respectively)	177,342	184,485
Total investments, at fair value (amortized cost of $747,884 and $698,613, respectively)	734,463	686,037
Cash	22,825	19,976
Interest receivable	11,861	11,263
Deferred financing costs	2,286	2,649
Prepaid expenses	96	416
Other assets	43	21
Total assets	$771,574	$720,362

LIABILITIES
Revolving credit facility payable (Note 6)	$293,810	$241,670
Notes payable (net of debt issuance costs of $338, and $362, respectively) (Note 6)	48,685	49,638
Shareholder distributions payable	12,592	14,950
Derivative contracts payable, at fair value	—	91
Interest and credit facility fees payable	6,055	5,002
Base management fees payable (Note 7)	1,401	1,286
Income incentive fees payable (Note 7)	1,539	2,207
Administrator expenses payable	297	287
Directors' fees and expenses payable (Note 9)	72	82
Due to affiliates	919	859
Accounts payable and accrued expenses	936	1,140
Other liabilities	1,034	—
Total liabilities	367,340	317,212

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,515,624 shares issued and outstanding at June 30, 2024, and 500,000,000 shares authorized; 41,505,531 shares issued and outstanding at December 31, 2023	415	415
Paid-in capital in excess of par value	415,084	414,985
Total accumulated earnings (loss)	(11,265)	(12,250)
Total net assets	$404,234	$403,150
NET ASSETS PER SHARE	$9.74	$9.71

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Investment income:
From non-controlled/non-affiliated investments:
Interest income	$17,187	$13,876	$33,250	$27,082
Fee income	86	128	260	134
Total investment income from non-controlled/non-affiliated investments	17,273	14,004	33,510	27,216
From controlled investments:
Interest income	6,664	6,204	14,905	12,262
Total investment income from controlled investments	6,664	6,204	14,905	12,262
Total investment income	23,937	20,208	48,415	39,478

Expenses:
Base management fees (Note 7)	$1,401	$1,271	$2,757	$2,528
Income incentive fees (Note 7)	1,539	1,286	3,543	2,017
Professional fees	564	503	1,194	1,021
Administrator expenses	297	287	635	630
Interest expenses (Note 6)	7,019	5,300	13,469	10,112
Credit facility fees (Note 6)	327	297	695	2,042
Directors’ fees and expenses (Note 9)	66	83	151	163
Organizational expenses	63	91	155	193
Insurance expenses	59	97	153	195
Other general and administrative expenses	92	66	170	186
Total expenses	11,427	9,281	22,922	19,087
Net investment income (loss)	12,510	10,927	25,493	20,391

Realized and unrealized gain (loss):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	—	—	179	—
Net realized gain (loss) on investments	—	—	179	—
Net realized gain (loss) on derivatives	—	—	(116)	—
Net realized gain (loss)	—	—	63	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	2,341	(1,881)	2,171	(2,545)
Controlled investments	(4,079)	(40)	(3,017)	(3,724)
Net change in unrealized appreciation (depreciation) on investments	(1,738)	(1,921)	(846)	(6,269)
Net change in unrealized appreciation (depreciation) on derivatives	—	—	91	—
Net change in unrealized appreciation (depreciation)	(1,738)	(1,921)	(755)	(6,269)
Net realized and unrealized gains (losses)	(1,738)	(1,921)	(692)	(6,269)
Net increase (decrease) in net assets resulting from operations	$10,772	$9,006	$24,801	$14,122

Per Common Share Information:
Weighted average shares outstanding	41,515,234	41,497,926	41,512,915	41,495,620

Net investment income per share (basic and diluted)	$0.30	$0.26	$0.61	$0.49
Earnings per share (basic and diluted)	$0.26	$0.22	$0.60	$0.34

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount	Excess of Par	earnings (losses)	Net Assets
Balance at March 31, 2023	41,497,926	$415	$414,940	$(15,710)	$399,645
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,927	10,927
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,921)	(1,921)
Total increase (decrease) for the three months ended June 30, 2023	—	—	—	9,006	9,006
Balance at June 30, 2023	41,497,926	$415	$414,940	$(6,704)	$408,651

Balance at March 31, 2024	41,511,677	$415	$415,046	$(9,445)	$406,016
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	12,510	12,510
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,738)	(1,738)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	3,947	—	38	—	38
Distributions to shareholders	—	—	—	(12,592)	(12,592)
Total increase (decrease) for the three months ended June 30, 2024	3,947	—	38	(1,820)	(1,782)
Balance at June 30, 2024	41,515,624	415	415,084	(11,265)	404,234

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount (1)	Excess of Par (1)	earnings (loss)	Net Assets
Balance at December 31, 2022	41,490,642	$415	$414,868	$(11,606)	$403,677
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	20,391	20,391
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,269)	(6,269)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	7,284	—	72	—	72
Distributions to shareholders	—	—	—	(9,220)	(9,220)
Total increase (decrease) for the six months ended June 30, 2023	7,284	—	72	4,902	4,974
Balance at June 30, 2023	41,497,926	$415	$414,940	$(6,704)	$408,651

Balance at December 31, 2023	41,505,531	$415	$414,985	$(12,250)	$403,150
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	25,493	25,493

Net realized gain (loss) on investments	—	—	—	179	179
Net realized gain (loss) on derivatives	—	—	—	(116)	(116)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(846)	(846)
Net change in unrealized appreciation (depreciation) on derivatives	—	—	—	91	91
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	10,093	—	99	—	99
Distributions to shareholders	—	—	—	(23,816)	(23,816)
Tax reclassification of net assets	—	—	—	—	—
Total increase (decrease) for the six months ended June 30, 2024	10,093	—	99	985	1,084
Balance at June 30, 2024	41,515,624	$415	$415,084	$(11,265)	$404,234

(1) Par Amount was less than $1,000 for the periods shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$24,801	$14,122
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(104,693)	(35,203)
Payment-in-kind and other adjustments to cost	(1,247)	(277)
Repayments of investments	58,548	37,228
Net realized (gain) loss	(179)	—
Net realized (gain) loss on derivatives	116	—
Net payment of settlement of derivatives	(116)	—
Net change in unrealized (appreciation) depreciation on investments	846	6,269
Net change in unrealized (appreciation) depreciation on derivatives	(91)	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(1,001)	—
Net amortization (accretion) on investments	(1,701)	(903)
Amortization of deferred financing costs	412	1,761
Changes in operating assets:
Interest receivable	(598)	(1,291)
Prepaid expenses	320	(34)
Other assets	(22)	(74)
Changes in operating liabilities:
Interest and credit facility fees payable	1,053	880
Base management fees payable	115	7
Income incentive fees payable	(668)	814
Administrator expenses payable	10	(8)
Directors' fees and expenses payable (Note 9)	(10)	(5)
Other liabilities	1,034	—
Due to affiliates	60	(12)
Accounts payable and accrued expenses	(204)	284
Net cash provided by (used in) operating activities	(23,215)	23,558

Cash flows from financing activities:
Borrowings on debts	85,750	34,614
Repayments of debts	(33,610)	(29,114)
Financing costs paid	—	(1,084)
Dividends paid	(26,076)	(19,126)
Net cash provided by (used in) financing activities	26,064	(14,710)
Net increase (decrease) in cash	2,849	8,848
Cash, beginning of period	19,976	20,416
Cash, end of period	$22,825	$29,264

Supplemental cash information:
Cash paid during the period for interest	$12,166	$9,514
Supplemental non cash information:
Distributions reinvested	$99	$72

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	5.00%	(S)	10.42%	12/2/2025		$11,000	$10,862	$10,972		(1)(6)
Air Comm Corporation LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	10.33%	7/1/2027		3,524	3,507	3,524		(1)(6)
Air Comm Corporation LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	10.33%	7/1/2027		1,127	1,122	1,127		(1)(6)
Air Comm Corporation LLC	Term Loan	SOFR	+	5.00%	(S)	10.33%	7/1/2027		1,649	1,641	1,649		(1)(6)
Precinmac (US) Holdings Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	11.44%	8/31/2027		7,217	7,152	7,217		(1)(6)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.44%	8/31/2027		3,535	3,503	3,535		(1)(6)
SI Holdings, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.43%	12/31/2027		678	663	678		(1)(6)
Trident Maritime Systems, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.98%	2/26/2027		906	889	851		(6)(9)
										29,339	29,553	7.31%
Automobile Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.18%	11/5/2025		$14,663	$14,583	$14,552		(1)(6)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.75%	8/31/2028		2,243	2,219	1,817		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.75%	8/31/2028		19	19	15		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.75%	8/31/2028		2,576	2,549	2,086		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.75%	8/31/2028		209	207	169		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.75%	8/31/2028		1,074	1,062	870		(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	5.50%	(Q)	11.00%	8/31/2028		64	63	64		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.97%	8/31/2028		11	10	11		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.00%	8/31/2028		12	12	12		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	5.50%	(Q)	10.96%	8/31/2028		3	3	3		(6)(9)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.73%	11/16/2027		10,884	10,815	10,367		(1)(6)
										31,542	29,966	7.41%

Chemicals
Boulder Scientific Company, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.50%	12/28/2025		$207	$206	$200		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	5.00%	(M)	10.45%	12/28/2025		5,764	5,738	5,563		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.49%	12/28/2025		414	412	400		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.49%	12/28/2025		414	412	400		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.33%	7/25/2028		23	23	23		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.33%	7/25/2028		2,339	2,301	2,322		(1)(6)
MDI Buyer, Inc.	Revolver	SOFR	+	6.00%	(Q)	11.33%	7/25/2028		199	194	197		(6)(9)
MDI Buyer, Inc.	Revolver	SOFR	+	5.50%	(Q)	10.82%	7/25/2028		165	161	163		(6)(9)
MDI Buyer, Inc.	Revolver	PRIME	+	5.00%	(Q)	13.50%	7/25/2028		275	268	271		(6)(9)
MDI Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.33%	7/25/2028		6,548	6,442	6,499		(1)(6)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	N/A					9/1/2028		—	—	—		(2)(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.52%	9/1/2028		1	1	1		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.64%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	10.57%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	10.68%	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	10.70%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	PRIME	+	4.25%	(M)	12.75%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	10.70%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	10.68%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	10.68%	9/1/2028	—	—	—		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	10.68%	9/1/2028	—	—	—		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.54%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.64%	9/1/2028	53	53	51		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	10.62%	9/1/2028	—	—	—		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.68%	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.68%	9/1/2028	1	1	1		(6)(9)
									16,222	16,101	3.98%
Commercial Services & Supplies
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	6.25%	(Q)	11.74%	12/17/2027	$23	$23	$23		(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.74%	12/17/2027	76	74	76		(6)(9)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	6.50%	(Q)	11.99%	12/17/2027	302	295	302		(6)(9)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.71%	3/31/2028	2,948	2,891	2,948		(6)(9)
HLSG Intermediate, LLC	Term Loan	SOFR	+	6.25%	(M)	11.71%	3/31/2028	5,869	5,754	5,869		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.70%	10/31/2025	10	10	10		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.73%	10/31/2025	2,469	2,454	2,469		(1)(6)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.15%	5/29/2026	5,044	5,005	4,906		(1)(6)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	4.75%	(Q)	10.15%	5/31/2026	835	829	812		(1)(6)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2029	—	—	—		(2)(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2029	—	—	—		(2)(6)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.58%	12/19/2029	71	70	71		(6)(9)
Online Labels Group, LLC	Revolver	N/A					12/19/2029	—	—	—		(2)(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.18%	8/5/2028	10	9	10		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.20%	8/5/2028	15	15	15		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.19%	8/5/2028	4	4	4		(6)(9)
RFI Buyer, Inc.	Revolver	SOFR	+	4.75%	(Q)	10.17%	8/5/2028	1	1	1		(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	10.19%	8/5/2028	58	57	58		(6)(9)
VRC Companies, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.09%	6/29/2027	11,665	11,561	11,665		(1)(6)
									29,052	29,239	7.23%
Construction & Engineering
HTI Intermediate, LLC	Delayed Draw Term Loan	N/A					3/1/2030	$—	$(5)	$(5)		(2)(6)(9)
HTI Intermediate, LLC	Revolver	SOFR	+	5.00%	(Q)	10.34%	3/1/2030	71	65	68		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.35%	3/1/2030	1,283	1,258	1,270		(1)(6)
Royal Holdco Corporation	Term Loan	SOFR	+	5.75%	(M)	11.19%	12/30/2026	676	662	676		(1)(6)
									1,980	2,009	0.50%
Consumer Staples Distribution & Retail
Advantage HCS LLC	Term Loan	SOFR	+	6.25%	(Q)	11.57%	11/8/2029	$12,469	$12,123	$12,469		(1)(6)
KeyImpact Holdings, Inc.	Term Loan	SOFR	+	6.50%	(Q)	11.83%	1/31/2029	13,180	12,871	13,081		(1)(6)
									24,994	25,550	6.32%
Containers & Packaging
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.09%	6/18/2026	$592	$592	$541		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.09%	6/18/2026	1,874	1,874	1,715		(1)(6)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.09%	6/18/2026	3,109	3,109	2,844		(1)(6)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.09%	6/18/2026	2,996	2,996	2,741		(6)(9)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.09%	6/18/2026	212	212	194		(1)(6)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	12.09%	6/18/2026	6,048	6,048	5,534		(1)(6)
Oliver Packaging, LLC	Revolver	SOFR	+	10.49%	(Q)	5.00%	7/6/2028	408	403	393		(2)(6)(9)
Oliver Packaging, LLC	Revolver	SOFR	+	5.00%	(Q)	10.48%	7/6/2028	176	173	169		(6)(9)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.48%	7/6/2028	3,954	3,904	3,805		(1)(6)
									19,311	17,936	4.44%
Distributors
Graffiti Buyer, Inc.	Delayed Draw Term Loan	N/A					8/10/2027	$—	$(11)	$—		(2)(6)(9)
Graffiti Buyer, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.92%	8/10/2027	1,732	1,708	1,732		(1)(6)
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.94%	12/20/2024	6	6	6		(1)(6)
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.94%	12/20/2024	370	370	369		(1)(6)
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.94%	12/20/2024	24	24	24		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.94%	12/20/2024	651	650	648		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.94%	12/20/2024	10,081	10,062	10,031		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.94%	12/20/2024	160	160	159		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.98%	11/16/2027	435	423	435		(6)(9)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.98%	11/16/2027	5,061	4,966	5,061		(6)(9)
United Scope LLC	Term Loan	SOFR	+	5.00%	(M)	10.44%	12/1/2025	10,866	10,843	9,888		(6)(9)
									29,201	28,353	7.01%

Diversified Consumer Services
ADPD Holdings LLC	Term Loan	SOFR	+	6.00%	(S)	11.51%	8/16/2028	$66	$65	$58		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	11.41%	8/16/2028	1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	11.51%	8/16/2028	2	2	2		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	11.54%	8/16/2028	1	1	1		(6)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2028	—	—	(1)		(2)(6)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2028	—	—	(1)		(2)(6)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2028	—	—	—		(2)(6)(9)
Castleworks Home Services Company	Revolver	PRIME	+	4.50% (fully PIK)	(Q)	20.50%	6/29/2028	720	710	509		(6)(9)
Castleworks Home Services Company	Term Loan	PRIME	+	4.50% (fully PIK)	(Q)	20.50%	6/29/2028	5,989	5,861	4,219		(6)(9)
Magnolia Wash Holdings (Express Wash Acquisition Company, LLC)	Revolver	SOFR	+	6.50%	(Q)	12.06%	7/14/2028	141	137	130		(6)(9)
Magnolia Wash Holdings (Express Wash Acquisition Company, LLC)	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.06%	7/14/2028	1,123	1,107	1,075		(1)(6)
Magnolia Wash Holdings (Express Wash Acquisition Company, LLC)	Term Loan	SOFR	+	6.50%	(Q)	12.06%	7/14/2028	5,272	5,204	5,048		(1)(6)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.75%	(S)	11.33%	5/24/2027	91	87	91		(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	11.09%	5/24/2027	85	81	85		(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.75%	(Q)	11.36%	5/24/2027	103	98	103		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

North Haven Stallone Buyer, LLC	Revolver	PRIME	+	4.75%	(Q)	13.25%	5/24/2027	25	24	25		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.31%	5/24/2027	2	2	2		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.34%	5/24/2027	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.34%	5/24/2027	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.36%	5/24/2027	4	4	4		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.35%	5/24/2027	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.84%	5/24/2027	478	475	478		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.83%	5/24/2027	1,538	1,528	1,538		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.86%	5/24/2027	1,720	1,709	1,720		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.86%	5/24/2027	1,392	1,384	1,392		(1)(6)
North Haven Stallone Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.34%	5/24/2027	179	175	179		(6)(9)
North Haven Stallone Buyer, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.85%	5/24/2027	1,100	1,093	1,100		(1)(6)
									19,751	17,761	4.39%

Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	6.25%	(M)	11.69%	4/16/2027	$314	$306	$314		(6)(9)
									306	314	0.08%
Electronic Equipment, Instruments & Components
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.93%	12/21/2025	$797	$797	$797		(6)(9)
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.93%	12/21/2025	6,531	6,530	6,531		(1)(6)
EIS Legacy, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.43%	11/1/2027	3,793	3,720	3,793		(1)(6)
Wildcat Buyerco, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.08%	2/26/2027	189	188	189		(6)(9)
Wildcat Buyerco, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.08%	2/26/2027	1,889	1,889	1,889		(1)(6)
Wildcat Buyerco, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.08%	2/26/2027	533	533	533		(1)(6)
Wildcat Buyerco, Inc.	Term Loan	SOFR	+	5.75%	(Q)	11.08%	2/26/2027	3,572	3,572	3,572		(1)(6)
									17,229	17,304	4.28%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	10.44%	4/7/2028	$727	$724	$727		(6)(9)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.00%	(M)	10.44%	4/7/2028	7,643	7,563	7,643		(1)(6)
									8,287	8,370	2.07%
Financial Services
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	10.09%	8/31/2028	$2	$2	$2		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.07%	8/31/2028	13	13	13		(6)(9)
RWA Wealth Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	10.10%	8/31/2028	38	37	38		(6)(9)
RWA Wealth Partners, LLC	Revolver	N/A					8/31/2028	—	—	—		(2)(6)(9)
									52	53	0.01%
Food Products
Del Real, LLC	Term Loan	SOFR	+	6.75% (1.00% PIK)	(Q)	13.18%	3/28/2028	$3,507	$3,465	$3,507		(1)(6)
JTM Food	Term Loan	SOFR	+	5.25%	(Q)	10.73%	5/14/2027	69	68	69		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.71%	5/14/2027	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.73%	5/14/2027	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.73%	5/14/2027	5	5	5		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.72%	5/14/2027	4	4	4		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.72%	5/14/2027	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.73%	5/14/2027	5	5	5		(6)(9)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(M)	12.75%	5/14/2027	8	8	8		(6)(9)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.50%	(S)	10.78%	10/22/2029	8,041	7,957	7,941		(1)(6)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50% (0.50% PIK)	(Q)	11.59%	8/2/2027	5,906	5,830	5,375		(6)(9)
									17,348	16,920	4.19%
Ground Transportation
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.75%	(Q)	12.20%	8/3/2026	$4,945	$4,929	$4,821		(1)(6)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.75%	(Q)	12.20%	8/3/2026	932	929	909		(1)(6)
Van Pool Transportation (Beacon Mobility / VP Holding Co.)	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.68%	12/31/2025	8,780	8,713	8,758		(1)(6)
Van Pool Transportation (Beacon Mobility / VP Holding Co.)	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.68%	12/31/2025	1,938	1,923	1,933		(1)(6)
									16,494	16,421	4.06%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	10.48%	8/29/2026	$5,862	$5,821	$5,861		(1)(6)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	10.48%	8/29/2026	818	807	818		(1)(6)
BioCare Medical, LLC	Term Loan	SOFR	+	7.00%	(Q)	12.45%	12/9/2027	1,414	1,382	1,414		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	11.49%	12/6/2025	10	10	10		(6)(9)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.94%	12/6/2025	2,995	2,982	2,950		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.94%	12/6/2025	350	348	345		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.94%	12/6/2025	249	248	246		(1)(6)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.94%	12/6/2025	1,291	1,286	1,272		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.43%	6/30/2028	4,887	4,854	4,887		(6)(9)
									17,738	17,803	4.40%
Health Care Providers & Services
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.09%	6/3/2030	$384	$286	$334		(6)(9)
Bebright MSO, LLC	Revolver	N/A					6/3/2030	—	(24)	(12)		(2)(6)(9)
Bebright MSO, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.10%	6/3/2030	6,186	6,063	6,124		(1)(6)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.33%	7/26/2028	1,870	1,841	1,870		(6)(9)
Eye Health America, LLC	Revolver	N/A					7/26/2028	—	(7)	—		(2)(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.33%	7/26/2028	4,127	4,073	4,126		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	12.18%	12/30/2026	3	3	3		(6)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	12.18%	12/30/2026	608	608	602		(6)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	12.18%	12/30/2026	2,611	2,579	2,584		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	6.75%	(Q)	12.18%	12/30/2026	2	2	2		(6)(9)
KL Charlie Acquisition Company	Term Loan	SOFR	+	6.75%	(Q)	12.18%	12/30/2026	623	616	617		(1)(6)
KL Charlie Acquisition Company	Revolver	N/A					12/30/2026	—	(1)	(1)		(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Delayed Draw Term Loan	N/A					5/13/2030	—	(29)	(59)		(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Revolver	N/A					5/13/2030	—	(11)	(12)		(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.82%	5/13/2030	8,782	8,609	8,607		(1)(6)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	5.06%	(M)	10.50%	12/10/2026	1,304	1,298	1,304		(1)(6)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	5.06%	(M)	10.50%	12/10/2026	9,404	9,362	9,404		(1)(6)
MWD Management, LLC	Revolver	SOFR	+	5.00%	(Q)	10.43%	6/15/2027	367	360	367		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.43%	6/15/2027	1,970	1,957	1,970	(1)(6)
MWD Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.43%	6/15/2027	2,456	2,425	2,456	(1)(6)
NJEye LLC	Term Loan	SOFR	+	4.75%	(S)	10.17%	3/14/2025	6,992	6,992	6,992	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.17%	3/14/2025	1,493	1,493	1,493	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.17%	3/14/2025	241	241	241	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.16%	3/14/2025	216	216	216	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.23%	3/14/2025	929	929	929	(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.17%	11/16/2028	286	280	286	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.18%	11/16/2028	1,619	1,581	1,619	(6)(9)
OIS Management Services, LLC	Revolver	N/A					11/16/2028	—	(13)	—	(2)(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.18%	11/16/2028	4,938	4,820	4,937	(1)(6)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.23%	11/24/2026	7,350	7,261	6,946	(1)(6)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	11.29%	12/4/2025	422	421	422	(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(S)	11.79%	12/4/2025	2,080	2,076	2,080	(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	PRIME	+	5.25%	(Q)	13.75%	12/4/2025	383	382	383	(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.75%	(S)	11.29%	12/4/2025	4,530	4,516	4,530	(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	6.25%	(S)	11.80%	12/4/2025	2,858	2,811	2,858	(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	6.25%	(Q)	11.73%	12/4/2025	4,167	4,098	4,167	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00% (2.00% Default)	(Q)	13.60%	1/2/2025	3,679	3,667	3,347	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00% (2.00% Default)	(Q)	13.60%	1/2/2025	4,480	4,466	4,077	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00% (2.00% Default)	(Q)	13.60%	1/2/2025	3,171	3,161	2,886	(1)(6)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.59%	12/30/2026	163	161	163	(6)(9)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.59%	12/30/2026	3,072	3,034	3,072	(6)(9)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.61%	12/30/2026	329	325	329	(6)(9)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.60%	12/30/2026	3,494	3,451	3,494	(6)(9)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	N/A					12/30/2026	—	(27)	—	(2)(6)(9)
SGA Dental Partners OPCO, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.60%	12/30/2026	694	680	694	(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.43%	3/30/2027	776	773	743	(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.43%	3/30/2027	1,729	1,724	1,656	(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.43%	3/30/2027	5,461	5,444	5,229	(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.43%	3/30/2027	498	496	477	(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.08%	7/15/2028	854	843	849	(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.08%	7/15/2028	590	582	586	(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.10%	7/15/2028	376	371	373	(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.10%	7/15/2028	90	89	89		(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.07%	7/15/2028	4,913	4,913	4,888		(1)(6)
US Health Partners Management, LLC	Delayed Draw Term Loan	N/A					1/11/2030	—	—	—		(2)(6)(9)
US Health Partners Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.33%	1/11/2030	33	33	33		(6)(9)
US Health Partners Management, LLC	Revolver	N/A					1/11/2030	—	—	—		(2)(6)(9)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.98%	12/21/2026	1,182	1,173	1,182		(6)(9)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.24%	12/21/2026	2,453	2,408	2,453		(1)(6)
									115,881	115,005	28.45%
Health Care Technology
BRG Acquisition Co., LLC	Revolver	N/A					7/26/2028	$—	$(8)	$—		(2)(6)(9)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(Q)	11.33%	7/26/2028	2,985	2,931	2,985		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	10.98%	7/26/2028	6,779	6,680	6,779		(1)(6)
Net Health Acquisition Corp.	Term Loan	SOFR	+	5.75%	(M)	11.19%	12/21/2025	177	177	177		(1)(6)
Net Health Acquisition Corp.	Term Loan	SOFR	+	5.75%	(M)	11.19%	12/21/2025	1,456	1,456	1,456		(1)(6)
Net Health Acquisition Corp.	Term Loan	SOFR	+	5.75%	(M)	11.19%	12/21/2025	9,113	9,113	9,113		(1)(6)
Q-Centrix Holdings LLC	Term Loan	SOFR	+	4.50%	(Q)	9.95%	5/30/2025	1,052	1,050	1,052		(6)(9)
Q-Centrix Holdings LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.95%	5/30/2025	4,811	4,803	4,811		(6)(9)
									26,202	26,373	6.52%
Hotels, Restaurants & Leisure
Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(M)	11.44%	7/31/2026	$4,913	$4,787	$4,912		(1)(6)
									4,787	4,912	1.22%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.98%	11/9/2027	$9,339	$9,307	$9,245		(1)(6)
									9,307	9,245	2.29%
Insurance
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	6.05%	(Q)	11.50%	8/27/2026	$10,751	$10,751	$10,751		(1)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.48%	12/2/2025	66	65	64		(6)(9)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.48%	12/2/2025	432	428	418		(6)(9)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.48%	12/2/2025	1,295	1,285	1,253		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.48%	12/2/2025	1,228	1,219	1,188		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.48%	12/2/2025	6,987	6,933	6,760		(1)(6)
									20,681	20,434	5.05%
IT Services
Alta Buyer, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.48%	12/21/2027	$98	$98	$98		(6)(9)
Alta Buyer, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.48%	12/21/2027	9,825	9,756	9,825		(1)(6)
Concord III, L.L.C.	Term Loan	SOFR	+	6.25%	(Q)	11.58%	12/20/2028	3,724	3,647	3,724		(6)(9)
Concord III, L.L.C.	Revolver	SOFR	+	6.25%	(Q)	11.58%	12/20/2028	105	101	105		(6)(9)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	10.23%	3/10/2028	8,489	8,401	8,489		(1)(6)
									22,003	22,241	5.50%
Personal Care Products
Accupac, LLC	Delayed Draw Term Loan	N/A					1/16/2026	$—	$—	$(15)		(2)(6)(9)
Accupac, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.50%	1/16/2026	10,747	10,747	10,452		(1)(6)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(Q)	10.68%	7/28/2026	2,379	2,379	2,361		(6)(9)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(Q)	10.68%	7/28/2026	3,315	3,315	3,290		(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.18%	6/30/2028	534	518	494		(6)(9)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.75%	(S)	11.00%	6/30/2028	375	365	359		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.75%	(S)	11.00%	6/30/2028	3,860	3,804	3,773		(1)(6)
									21,128	20,714	5.12%
Pharmaceuticals
Leiters, Inc.	Revolver	PRIME	+	5.00%	(Q)	13.50%	6/29/2028	$77	$70	$69		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(M)	11.44%	6/29/2028	333	324	322		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(M)	11.44%	6/29/2028	151	147	146		(6)(9)
									541	537	0.13%
Professional Services
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.93%	10/30/2025	$698	$698	$698		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.92%	10/30/2025	5,757	5,742	5,757		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.93%	10/30/2025	2,848	2,841	2,848		(1)(6)
Chartis Group, LLC, The	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.23%	11/1/2027	813	809	813		(1)(6)
Chartis Group, LLC, The	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.24%	11/1/2027	144	132	144		(6)(9)
Chartis Group, LLC, The	Revolver	N/A					11/1/2027	—	(2)	—		(2)(6)(9)
Chartis Group, LLC, The	Term Loan	SOFR	+	5.75%	(Q)	11.23%	11/1/2027	2,718	2,669	2,718		(1)(6)
Chartis Group, LLC, The	Term Loan	SOFR	+	5.75%	(Q)	11.25%	11/1/2027	10	10	10		(6)(9)
Chartis Group, LLC, The	Term Loan	SOFR	+	5.75%	(Q)	11.22%	11/1/2027	10,747	10,697	10,747		(1)(6)
									23,596	23,735	5.87%
Software
Pegasus Global Enterprise Holdings, LLC / Mekone Blocker Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.73%	5/29/2025	$351	$351	$351		(1)(6)
Pegasus Global Enterprise Holdings, LLC / Mekone Blocker Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.73%	5/29/2025	5,511	5,511	5,511		(1)(6)
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.68%	7/20/2029	99	93	91		(6)(7)(9)
TCP Hawker Intermediate LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.98%	8/28/2026	4,318	4,312	4,318		(1)(6)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.50%	(Q)	10.98%	8/28/2026	6,429	6,420	6,429		(1)(6)
									16,687	16,700	4.13%
Textiles, Apparel & Luxury Goods
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.33%	5/17/2030	$343	$325	$326		(6)(9)
BPCP NSA Intermedco, Inc.	Revolver	N/A					5/17/2030	—	(15)	(7)		(2)(6)(9)
BPCP NSA Intermedco, Inc.	Term Loan	SOFR	+	5.00%	(Q)	10.33%	5/17/2030	6,553	6,456	6,503		(1)(6)
									6,766	6,822	1.69%
Trading Companies & Distributors
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	11.09%	12/31/2025	$237	$226	$237		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	11.23%	12/31/2025	1,293	1,253	1,293		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	11.23%	12/31/2025	6,006	6,000	6,006		(1)(6)
Easy Ice, LLC	Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	11.23%	12/31/2025	1,327	1,302	1,327		(1)(6)
Easy Ice, LLC	Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	11.23%	12/31/2025	1,345	1,344	1,345		(1)(6)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					3/1/2029	—	(9)	—		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					3/1/2029	—	(9)	—		(2)(6)(9)
Krayden Holdings, Inc.	Revolver	N/A					3/1/2029	—	(9)	—		(2)(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.43%	3/1/2029	2,045	1,992	2,045		(6)(9)
									12,090	12,253	3.03%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Transportation Infrastructure
G2 Secure Staff, L.L.C.	Term Loan	SOFR	+	5.50%	(Q)	10.98%	7/2/2025		$478	$470	$478		(6)(9)
										470	478	0.12%

Total Senior Secured First Lien Loans										558,985	553,102	136.83%
Equity
Automobile Components
M&D Parent Holdings, LLC	Class B Units							500,000		500	575		(3)(9)
										500	575	0.14%
Chemicals
MDI Aggregator LP	Common Units							8,046		805	777		(3)(9)
Techmer BB Aggregator, LP	Limited Partnership Units							333		333	230		(3)(9)
										1,138	1,007	0.25%
Commercial Services & Supplies
RFI Group Holdings, L.P.	Class A Units							3,000		300	311		(3)(9)
										300	311	0.08%
Construction & Engineering
HT Investors, LLC	A1 Units							3,333		333	338		(3)(9)
										333	338	0.08%
Containers & Packaging
Oliver Investors, LP	Class A Units							5,500		550	417		(3)(9)
										550	417	0.10%
Diversified Consumer Services
FS NU Investors, LP	Class A Units							5,000		500	180		(3)(9)
										500	180	0.04%
Health Care Technology
BRG Group Holdings, LLC	Class A Units							612,419		626	608		(3)(9)
										626	608	0.15%
Personal Care Products
KLC Fund 1-C1 LP	Limited Partnership Units							605,769		607	583		(3)(9)
										607	583	0.14%

Total Equity										4,554	4,019	0.99%
Subtotal Non-Controlled/Non-Affiliated Investments										563,539	557,121	137.82%

Controlled Investments:													(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 18.00%	12/31/36		185,698	184,345	177,342		(2)(4)(5)
										$184,345	$177,342	43.87%

Subtotal Controlled Investments										$184,345	$177,342	43.87%
Total Investments, June 30, 2024										$747,884	$734,463	181.69%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Derivative Instruments

Description	Hedging Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	2026 Notes	8.10%	USD-SOFR-Compound + 4.202%	CIBC Bank USA	12/21/2026	$25,000	$(396)	$—	$(396)	(7)
Interest rate swap	2028 Notes	8.20%	USD-SOFR-Compound + 4.550%	CIBC Bank USA	12/21/2028	25,000	(638)	—	(638)	(7)
Total						$50,000	$(1,034)	$—	$(1,034)

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of June 30, 2024.

^ Percentage is based on net assets of $404,234 as of June 30, 2024.

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

(2) The investment has an unfunded commitment as of June 30, 2024 (See "Note 8. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2024, total qualifying assets at fair value represented 76.7% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of June 30, 2024 (See "Note 4. Fair Value Measurements").

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
June 30, 2024
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

The Company has a wholly owned subsidiary, VCC Equity Holdings, LLC ("VCCEH”), that is taxed as a corporation for federal income tax purposes. VCCEH was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code, and the assets held by VCCEH are pledged as collateral supporting the amounts outstanding under the CIBC Facility (See "Note 6. Borrowings"). In addition, the Company has two other wholly owned subsidiaries, VCC Funding, LLC ("VCCF"), a bankruptcy remote special purpose entity, whose assets are pledged as collateral supporting the amounts outstanding under the JPM Facility (See "Note 6. Borrowings"), and Varagon SDLP, LLC (“VSDLP”), which holds the Company’s interest in the SDLP (as defined below). VCCEH, VCCF and VSDLP are each wholly owned subsidiaries of the Company, and as such are consolidated in the Company's consolidated financial statements from June 2, 2022, the commencement of investment operations, in accordance with the Company’s consolidation policy.

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

Varagon Transaction with Man Group plc

On July 5, 2023, Varagon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Man Group plc (“Man Group”), pursuant to which a newly formed indirect subsidiary of Man Group merged with and into Varagon, with Varagon surviving the merger as an indirect subsidiary of Man Group (the “Transaction”). The Transaction closed on September 6, 2023. As a result, following the Transaction, Man Group owns a majority interest in Varagon and Varagon management continues to own, directly or indirectly, a minority interest in Varagon. Although the ownership of Varagon changed as a result of the Transaction, there were no material changes to the investment advisory or administrative services performed by the Adviser or Varagon in its capacity as the Company’s administrator.

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

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of June 30, 2024, the Company held approximately $22.8 million in cash. As of December 31, 2023, the Company held approximately $20.0 million in cash.

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

For the three and six months ended June 30, 2024, the Company incurred and expensed $0.1 million and $0.2 million, respectively, of organizational expenses. For the three and six months ended June 30, 2023, the Company incurred and expensed $0.1 million and $0.2 million, respectively, of organizational expenses.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three and six months ended June 30, 2024, the Company earned PIK interest of $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2023, the Company earned PIK interest of $0.1 million and $0.3 million, respectively, reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and six months ended June 30, 2024, and the three and six months ended June 30, 2023, the Company did not earn any PIK fee income, respectively.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2024 and December 31, 2023, there were no loans on non-accrual.

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

Currently, the Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Rule 2a-5 under the 1940 Act (the "Rule 2a-5") establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”), provides the record keeping requirements associated with fair value determinations. While the Board has not designated the Adviser as the valuation designee, the Company has established policies and procedures in compliance with the applicable requirements of Rule 2a-5 and Rule 31a-4.

Derivative Instruments

The Company follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Company designated certain interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship and, as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “Interest and credit facility fees payable” in the Company’s consolidated statements of operations. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the corresponding fixed rate debt. See "Note 5. Derivative Instruments" for more information.

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
Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$558,985	74.7%	$553,102	75.3%
Equity	4,554	0.6	4,019	0.6
Subordinated Certificates of the SDLP	184,345	24.7	177,342	24.1
Total Investments	$747,884	100.0%	$734,463	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$506,153	72.5%	$497,911	72.6%
Equity	3,989	0.6	3,641	0.5
Subordinated Certificates of the SDLP	188,471	26.9	184,485	26.9
Total Investments	$698,613	100.0%	$686,037	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$184,345	24.7%	$177,342	24.1%
Health Care Providers & Services	115,881	15.5	115,005	15.7
Automobile Components	32,042	4.3	30,541	4.2
Commercial Services & Supplies	29,352	3.9	29,550	4.0
Aerospace & Defense	29,339	3.9	29,553	4.0
Distributors	29,201	3.9	28,353	3.9
Health Care Technology	26,828	3.6	26,981	3.7
Consumer Staples Distribution & Retail	24,994	3.3	25,550	3.5
Professional Services	23,596	3.2	23,735	3.2
IT Services	22,003	2.9	22,241	3.0
Personal Care Products	21,735	2.9	21,297	2.9
Insurance	20,681	2.8	20,434	2.8
Diversified Consumer Services	20,251	2.7	17,941	2.4
Containers & Packaging	19,861	2.7	18,353	2.5
Health Care Equipment & Supplies	17,738	2.4	17,803	2.4
Chemicals	17,360	2.3	17,108	2.3
Food Products	17,348	2.3	16,920	2.3
Electronic Equipment, Instruments & Components	17,229	2.3	17,304	2.4
Software	16,687	2.2	16,700	2.3
Ground Transportation	16,494	2.2	16,421	2.2
Trading Companies & Distributors	12,090	1.6	12,253	1.7
Household Products	9,307	1.3	9,245	1.3
Energy Equipment & Services	8,287	1.1	8,370	1.1
Textiles, Apparel & Luxury Goods	6,766	0.9	6,822	0.9
Hotels, Restaurants & Leisure	4,787	0.6	4,912	0.7
Construction & Engineering	2,313	0.3	2,347	0.3
Pharmaceuticals	541	0.1	537	0.1
Transportation Infrastructure	470	0.1	478	0.1
Diversified Telecommunication Services(2)	306	0.0	314	0.0
Financial Services(2)	52	0.0	53	0.0
Total Investments	$747,884	100.0%	$734,463	100.0%

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

Transactions With Controlled/Affiliated Companies

During the six months ended June 30, 2024, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2023	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2024	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$184,485	$9,032	$(123)	$(13,035)	$(3,017)	$—	$177,342	$14,905

During the six months ended June 30, 2023, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2022	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2023	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$178,367	$10,726	$—	$(8,621)	$(3,724)	$—	$176,748	$12,262

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of June 30, 2024 and December 31, 2023, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of June 30, 2024 and December 31, 2023, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of June 30, 2024 and December 31, 2023, the Company has funded $185.7 million and $189.7 million, respectively, of its commitment to the SDLP and had $20.6 million and $16.6 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $184.3 million and $177.3 million, respectively, as of June 30, 2024, and $188.5 million and $184.5 million, respectively, as of December 31, 2023. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 14.5% and 15.1%, respectively, as of June 30, 2024, and 14.3% and 14.6%, respectively, as of December 31, 2023. For the three and six months ended June 30, 2024, the Company earned interest income of $6.7 million and $14.9 million, respectively, from its investment in the Subordinated Certificates. For the three and six months ended June 30, 2023, the Company earned interest income of $6.2 million and $12.3 million, respectively, from its investment in the Subordinated Certificates. As of June 30, 2024 and December 31, 2023, $8.2 million and $6.8 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of June 30, 2024 and December 31, 2023, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of June 30, 2024, loans in two portfolio companies were on non-accrual status. As of December 31, 2023, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2024 and December 31, 2023 (dollars in millions):

	As of June 30, 2024	As of December 31, 2023
Total first lien senior secured loans(1)	$5,050	$5,431
Largest loan to a single borrower(1)	$368	$370
Total of five largest loans to borrower(1)	$1,709	$1,650
Number of borrowers in the SDLP	19	22
Commitments to fund delayed draw loans (2)	$231	$260

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of June 30, 2024 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027	$11,419	$11,419	$11,419	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027	45,678	45,678	45,678	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027	156,782	156,782	156,782	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027	40,900	40,900	40,900	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.75%	(S)	11.92%	11/2/2029	3,163	3,163	3,163	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	11.92%	11/2/2029	273,789	273,789	273,789	(2)
									531,731	531,731
Automobile Components
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.75%	8/31/2028	171,909	171,909	152,999	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	10.75%	8/31/2028	35,461	35,461	31,561	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.75%	8/31/2028	25,289	25,289	22,507	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.75%	8/31/2028	2,310	2,310	2,055	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	10.75%	8/31/2028	40,725	40,725	36,245	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.33%	5/19/2027	33,187	33,187	26,550	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.33%	5/19/2027	198,177	198,177	158,542	(2)
									507,058	430,459
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	227,229	227,229	227,229	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	74,654	74,654	74,654	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.01%	10/13/2027	47,071	47,071	46,130	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.17%	10/13/2027	196,875	196,875	192,938	(2)
									545,829	540,951
Construction & Engineering
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.23%	11/21/2029	261,220	261,220	261,220	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.23%	11/21/2029	43,892	43,892	43,892	(2)
									305,112	305,112
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.19%	3/28/2025	83,566	83,566	83,566	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.69%	3/28/2025	64,654	64,654	64,654	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.69%	3/28/2025	169,196	169,196	169,196	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.69%	3/28/2025	4,230	4,230	4,230	(2)
									321,646	321,646
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.44%	12/10/2026	13,899	13,899	12,231	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.44%	12/10/2026	29,144	29,144	25,647	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.44%	12/10/2026	46,891	46,891	41,264	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.44%	12/10/2026	176,223	176,223	155,076	(2)
									266,157	234,218
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
									—	—
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.58%	6/29/2029	168,300	168,300	168,300	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.58%	6/29/2029	11,750	11,750	11,750	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	10.23%	4/2/2029	232,260	232,260	232,260	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	10.13%	4/2/2029	43,693	43,693	43,693	(2)
Concert Golf Partners Holdco LLC	Term Loan	#N/A					4/2/2029	—	—	—	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.97%	6/8/2026	24,545	24,545	24,545	(2)

HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.00%	6/8/2026	102,900	102,900	102,900	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.95%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.59%	6/8/2026	74,543	74,543	74,543	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.33%	6/8/2026	108,877	108,877	108,877	(2)
									816,868	816,868
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.98%	11/9/2027	301,613	301,613	295,580	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.98%	11/9/2027	40,152	40,152	39,349	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.98%	11/9/2027	26,530	26,530	25,999	(2)
									368,295	360,928
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.19%	12/2/2026	24,338	24,338	24,338	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.19%	12/2/2026	14,475	14,475	14,475	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.19%	12/2/2026	205,116	205,116	205,116	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.19%	12/2/2026	58,019	58,019	58,019	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.94%	12/2/2026	22,751	22,751	22,751	(2)
									324,699	324,699
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.99%	10/26/2027	34,765	34,757	34,765	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.98%	10/26/2027	220,501	220,493	220,501	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.83%	10/26/2027	12,915	12,777	12,915	(2)
									268,027	268,181
Software
Emergency Communications Network, LLC	Term Loan	SOFR	+	9.75%	(E)	15.09%	6/30/2024	263,979	257,524	166,307	(2)(3)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.73%	5/29/2025	257,948	257,948	257,948	(2)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.73%	5/29/2025	75,211	75,211	75,211	(2)
									590,683	499,466
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.23%	12/14/2027	32,913	32,913	32,913	(2)
									32,913	32,913

Total Investments, June 30, 2024									$4,879,018	$4,667,172

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of June 30, 2024.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of June 30, 2024.

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

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2023.
Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of June 30, 2024	As of December 31, 2023
	(unaudited)
Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,879 and $5,267, respectively)	$4,667	$5,129
Restricted cash	152	150
Other Assets	27	42
Total assets	$4,846	$5,321

Senior notes	$3,352	$3,705
Intermediate funding notes	128	139
Interest payable	76	79
Other liabilities	54	57
Total liabilities	3,610	3,980
Members' capital	1,237	1,341
Total liabilities and members' capital	$4,847	$5,321

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Selected Consolidated Statement of Operation Information:
Total revenues	$133	$140	$283	$276
Total expenses	80	78	162	153
Net unrealized appreciation/(depreciation)	(71)	(17)	(72)	(85)
Net realized gain/(loss)	—	—	—	—
Net income/(loss)	$(18)	$45	$49	$38

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

After performing the investment analysis and income analysis for the six months ended June 30, 2024, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$91	$553,011	$553,102
Equity	—	—	4,019	4,019
Subordinated Certificates of the SDLP	—	—	177,342	177,342
Total investments at fair value	$—	$91	$734,372	$734,463
Interest rate swaps	—	(1,034)	—	(1,034)
Total interest rate swaps	$—	$(1,034)	$—	$(1,034)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2024 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2023	$497,822	$3,641	$184,485	$685,948
Purchases	95,095	566	9,032	104,693
Payment-in-kind and other adjustments to cost	1,370	—	(123)	1,247
Principal repayments	(45,513)	—	(13,035)	(58,548)
Net realized gains/(losses)	179	—	—	179
Net amortization of premium/discount	1,701	—	—	1,701
Net change unrealized gains/(losses)	2,357	(188)	(3,017)	(848)
Balance as of June 30, 2024	$553,011	$4,019	$177,342	$734,372
Net change unrealized appreciation/(depreciation) for investments still held as of June 30, 2024	$(5,880)	$(537)	$(7,003)	$(13,420)

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

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. For the six months ended June 30, 2024, the Company had no investments transferred in/out of the Level 3 category. For the year ended December 31, 2023, there were no investments transferred out of Level 3 however, the Company had two equity investments with an aggregate fair value of $1.3 million transfer from being measured at NAV to Level 3 as a result of changes in the observability of significant inputs.

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$521,522	Income Approach (DCF)	Discount Rate	8.0% - 30.7%	10.8%
Senior Secured First Lien Term Loans	21,804	Recent Transaction	Transactions Prices	98.0% - 99.3%	98.7%
Senior Secured First Lien Term Loans	9,685	Recovery	EV/EBITDA	10.7x - 11.4x	11.0x
Equity	2,528	Income Approach (DCF)	Long Term Growth Rate, Discount Rate	8.0% -12.3%	10.1%
		EBITDA Multiple	EBITDA Multiple	9.3x - 17.4x	13.3x
Equity	1,491	Market Approach	EBITDA Multiple	9.3x - 24.9x	14.7x
Subordinated Certificates of the SDLP	177,342	Income Approach (DCF)	Discount Rate	8.25% - 9.25%	8.7%
Total	$734,372

(1) Unobservable inputs were weighted by the fair value of the investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$476,551	Income Approach (DCF)	Discount Rate	8.4% - 16.5%	10.5%
Senior Secured First Lien Term Loans	21,271	Recent Transaction	Transactions Prices	97.0% - 98.9%	97.7%
Equity	1,735	Income Approach (DCF)	Long Term Growth Rate, Discount Rate	7.5% -10.5%	8.8%
		Market Approach	EBITDA Multiple	10.5x - 17.6x	13.5x
Equity	1,101	Market Approach	EBITDA Multiple	11.0x - 20.0x	14.4x
Equity	805	Recent Transaction	Transactions Price	100.0% - 100.0%	100.0%
Subordinated Certificates of the SDLP	184,485	Income Approach (DCF)	Discount Rate	8.5% -9.5%	9.5%
Total	$685,948

(1) Unobservable inputs were weighted by the fair value of the investments.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate interest rate risk exposures. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes (as defined in "Note 6. Borrowings"), the Company entered into an interest rate swap agreement with CIBC Bank USA ("CIBC"). As of June 30, 2024, the Company had two outstanding interest rates swaps that were designated as hedges in qualifying hedging relationships (as detailed below). As of December 31, 2023, the Company had two outstanding interest rates swaps that were not designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to all of these interest rate swap contracts was CIBC.

Certain information related to the Company's derivative instruments as of June 30, 2024 is presented in the consolidated statements of assets and liabilities as follows:

June 30, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$—	$396	Other liabilities
Interest rate swap	25,000	12/21/2028	—	638	Other liabilities
Total	$50,000		$—	$1,034

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

The Company records its derivatives on a net basis in the consolidated statements of assets and liabilities. The Company has a master netting agreement with its derivative counterparty which allows for the right to offset by counterparty. As of June 30, 2024 there have been no offsets.

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three and six months ended June 30, 2024, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended June 30, 2024	For the six months ended June 30, 2024
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$—	$91
Total		$—	$91

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three and six months ended June 30, 2023, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$—	$—
Total		$—	$—

Net realized gain (loss) on derivative instruments recognized by the Company for the three and six months ended June 30, 2024, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended June 30, 2024	For the six months ended June 30, 2024
Interest rate swaps	Net realized gain (loss) on derivatives	$—	$(116)
Total		$—	$(116)

Net realized gain (loss) on derivative instruments recognized by the Company for the three and six months ended June 30, 2023, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Interest rate swaps	Net realized gain (loss) on derivatives	$—	$—
Total		$—	$—

Each of the interest rate swap agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations. As of June 30, 2024, the termination fair value of derivatives in a net liability position related to these agreements was $(1.1) million. As of June 30, 2024, the Company had not posted any collateral related to these agreements.

If the Company had breached any of these provisions at June 30, 2024, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of June 30, 2024, the Company's asset coverage ratio was 217.19%.

The Company’s outstanding debt as of June 30, 2024 and December 31, 2023 was as follows (dollars in thousands):

	As of June 30, 2024				As of December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Facility	$300,000	$252,650	$252,650	$252,650	$300,000	$233,900	$233,900	$233,900
CIBC Facility	75,000	41,160	41,160	41,160	75,000	7,770	7,770	7,770
2026 Notes(1)(2)	25,000	25,000	24,477	25,000	25,000	25,000	25,000	25,000
2028 Notes(1)(2)	25,000	25,000	24,208	25,000	25,000	25,000	25,000	25,000
Total borrowings outstanding	$425,000	$343,810	$342,495	$343,810	$425,000	$291,670	$291,670	$291,670

(1) Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(2) The carrying values of the 2026 Notes and the 2028 Notes as of June 30, 2024 are presented inclusive of an incremental $(0.4) million and $(0.6) million, each resulting from a hedge accounting relationship.

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

At June 30, 2024 and December 31, 2023, the carrying amount of the Company's borrowings under the JPM Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the JPM Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and six months ended June 30, 2024 and 2023, respectively (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
JPM Facility interest	$4,991	$4,880	$9,816	$9,573
JPM Facility unused fees	88	71	201	190
Amortization of debt issuance costs	124	122	247	1,672
Total interest and financing expenses related to the JPM Facility	$5,203	$5,073	$10,264	$11,435
Weighted average outstanding debt balance of the JPM Facility	$253,422	$262,272	$246,820	$264,386
Weighted average interest rate of the JPM Facility (annualized)	7.9%	7.5%	8.0%	7.3%

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

At June 30, 2024, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three and six months ended June 30, 2024 and 2023, respectively (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
CIBC Facility interest	$765	$420	$1,225	$539
CIBC Facility unused fees	33	50	82	91
Amortization of debt issuance costs	58	54	117	89
Total interest and financing expenses related to the CIBC Facility	$856	$524	$1,424	$719
Weighted average outstanding debt balance of the CIBC Facility	$40,218	$22,217	$31,729	$14,406
Weighted average interest rate of the CIBC Facility (annualized)	7.7%	7.6%	7.8%	7.6%

Unsecured Notes

On December 21, 2023, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $25,000,000 in aggregate principal amount of Series A Senior Notes, Tranche A, due December 21, 2026, with a fixed interest rate of 8.10% per year (the “2026 Notes”), and $25,000,000 in aggregate principal amount of Series A Senior Notes, Tranche B, due December 21, 2028, with a fixed interest rate of 8.20% per year (the “2028 Notes” and, together with the 2026 Notes, the “Notes”), to qualified institutional investors in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"). The Notes are guaranteed by VCCEH, a wholly owned subsidiary of the Company.

Interest on the Notes will be payable semi-annually on June 21 and December 21 each year. The 2026 Notes and the 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to September 21, 2026 and September 21, 2028, respectively, at par plus accrued interest to the redemption date and a make-whole premium, and thereafter at par plus accrued interest to the redemption date. In addition, the Company is obligated to offer to prepay the Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

At June 30, 2024, the fair value of the Notes approximated their amortized cost. As of June 30, 2024, the Notes would be deemed to be Level 3 securities, as described in Note 2.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the three and six months ended June 30, 2024 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
2026 Notes interest	$506	$—	$1,012	$—
2028 Notes interest	513	$—	1,026	$—
Amortization of debt issuance costs	24	$—	48	$—
Effect of interest rate swap	244		390
Total	$1,287	$—	$2,476	$—
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	10.2%	$—	9.8%	$—
Weighted average outstanding balance	50,000	$—	50,000	$—

Note 7. Related Party Transactions

Investment Advisory Agreement

On June 2, 2022, the Company entered into an investment advisory agreement with the Adviser. In connection with the Transaction, the Company entered into a new investment agreement between the Company and the Adviser (the "Prior Investment Advisory Agreement"), which became effective on September 6, 2023. The Prior Investment Advisory Agreement was materially identical to the investment advisory agreement, dated June 2, 2022. At a meeting of the Company’s shareholders held on June 12, 2024, the Company’s shareholders voted to approve an amended investment advisory agreement by and between the Company and the Adviser (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders.

The Investment Advisory Agreement amended the Prior Investment Advisory Agreement as follows:

(i)
Reduced the incentive fee payable by the Company to the Adviser following an initial public offering or a listing of the common stock on a national securities exchange (a "Public Listing") from 20% of all remaining Pre-Incentive Fee Net

Investment Income (as defined below) above the “catch-up” to 17.5% of all remaining Pre-Incentive Fee Net Investment Income above the “catch-up”; and

(ii)
More accurately reflect the original intent of the parties with respect to the “three-year look back” by revising the description of the calculation of the Income Incentive Fee (as defined below) to more explicitly account for the “three-year look back” and specifically referring to the “aggregate” Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters (as defined below) in the description of the calculation; therefore, the foregoing change is clarifying in nature and neither reflects a change in the actual calculation of the Income Incentive Fee nor would result in any change in the fees payable by the Adviser.

Other than the foregoing, no other material provisions of the Prior Investment Advisory Agreement changed.

Base Management Fee

Pursuant to the Amended Investment Advisory Agreement, prior to a Public Listing, the Company pays to the Adviser a fee (the “Management Fee”) for management services in an amount equal to an annual rate of 0.75% of the Company's "Adjusted Gross Assets". The Company's Adjusted Gross Assets is the average of the accreted or amortized cost basis of the Company's portfolio investments, excluding cash and cash equivalents and undrawn capital commitments at the end of the two most recently completed fiscal quarters (and, in the case of the first quarter-end following the Initial Closing, at the end of such fiscal quarter-end). The Management Fee is payable quarterly in arrears. Pursuant to the Investment Advisory Agreement, beginning with the first full calendar quarter following Public Listing, the Company will pay to the Adviser the Management Fee in an amount equal to an annual rate of 1.00% of the Adjusted Gross Assets payable quarterly in arrears (and, in the case of the first full calendar quarter-end following a Public Listing, at the end of such fiscal quarter-end).

For the three months ended June 30, 2024, the Company incurred base management fees to the Adviser of $1.4 million. For the six months ended June 30, 2024, the Company incurred base management fees to the Adviser of $2.8 million.

For the three months ended June 30, 2023, the Company incurred base management fees to the Adviser of $1.3 million. For the six months ended June 30, 2023, the Company incurred base management fees to the Adviser of $2.5 million.

As of June 30, 2024, $1.4 million was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

As of December 31, 2023, $1.3 million was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

Income Incentive Fee and Capital Gain Incentive Fee Calculation

Pursuant to the Investment Advisory Agreement, the Company pays to the Adviser an incentive fee consisting of two components – an incentive fee based on a percentage of net investment income (the "Income Incentive Fee") and an incentive fee based on a percentage of capital gains(the "Capital Gains Incentive Fee"). The two components of the incentive fee are independent of each other and therefore, one component may be payable to the Adviser even if the other component is not payable to the Adviser.

Income Incentive Fee

The first part of the incentive fee, the Income Incentive Fee, is calculated and payable quarterly in arrears.

Prior to a Public Listing, under the Investment Advisory Agreement, the Income Incentive Fee will be calculated, subject to the Incentive Fee Cap (as defined below), and payable quarterly in arrears in respect of the Trailing Twelve Quarters as follows:

(i)
no incentive fee in any calendar quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters does not exceed the hurdle rate of 1.75% for such Trailing Twelve Quarters;

(ii)
100% of the excess of the Company’s Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate until the Adviser has received a “catch-up” equal to 12.5% of the aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters; and
(iii)
12.5% of the Company’s remaining aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters, if any, that exceeds the “catch-up”.

Beginning with the first full calendar quarter following a Public Listing, under the Investment Advisory Agreement, the Income Incentive Fee will be calculated, subject to the Incentive Fee Cap, and payable quarterly in arrears in respect of the Trailing Twelve Quarters as follows:

(i)
no incentive fee in any calendar quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters does not exceed the hurdle rate of 1.75% for such Trailing Twelve Quarters;

(ii)
100% of the excess of the Company’s Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate until the Adviser has received a “catch-up” equal to 17.5% of the aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters; and

(iii)
17.5% of the Company’s remaining aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters, if any, that exceeds the “catch-up”.

“Pre-incentive fee net investment income” means interest income, dividend income, accrued interest on the Subordinated Certificates, and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies accrued during the quarter, minus its operating expenses for the quarter including the Management Fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Income Incentive Fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The Income Incentive Fee for a particular quarter is subject to a cap (the "Incentive Fee Cap”). For periods prior to a Public Listing, the Incentive Fee Cap is equal to the difference between (x) 12.5% of the Cumulative Net Return (as defined below) from the calendar quarter then ending and the eleven preceding calendar quarters (such period the “Trailing Twelve Quarters”) and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Following a Public Listing, the Incentive Fee Cap will be equal to the difference between (x) 20% of the Cumulative Net Return during the relevant Trailing Twelve Quarters and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Cumulative Net Return is defined as the sum of (a) pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation in respect of the relevant Trailing Twelve Quarters.

For the three months ended June 30, 2024, the Company incurred an Income Incentive Fee of $1.5 million. For the six months ended June 30, 2024, the Company incurred an Income Incentive Fee of $3.5 million.

For the three months ended June 30, 2023, the Company incurred an Income Incentive Fee of $1.3 million. For the six months ended June 30, 2023, the Company incurred an Income Incentive Fee of $2.0 million.

As of June 30, 2024, $1.5 million was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

As of December 31, 2023, $2.2 million was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

Capital Gains Incentive Fee

The second part of the incentive fee, the Capital Gains Incentive Fee, is determined and payable in arrears as of the end of each fiscal year. Prior to a Public Listing, the amount of Capital Gains Incentive Fee is equal to 12.5% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Beginning with the first full calendar quarter following a Public Listing, the Capital Gains Incentive Fee will be equal to 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

For the three and six months ended June 30, 2024 and 2023, the Company did not incur a Capital Gains Incentive Fee.

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

Administration Agreement

On June 2, 2022, the Company entered into an administration agreement with Varagon (in its capacity as the administrator, the "Administrator"). In connection with the Transaction, and in conjunction with entering into the Prior Investment Advisory Agreement, the Company entered into a new administration agreement between the Company and the Administrator (the "Administration Agreement"), which became effective on September 6, 2023. The Administration Agreement is materially identical to the prior administration agreement, dated June 2, 2022. Pursuant to the Administration Agreement, the Administrator (or one or more delegated service providers) furnishes the Company with office facilities, together with equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC and otherwise assists with the Company’s compliance with the rules and regulations applicable to a BDC and RIC. In addition, the Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s shareholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Administrator will charge the Company only for the actual expenses it incurs on its behalf, or its allocable portion thereof, without any profit to the Administrator.

For the three and six months ended June 30, 2024, the Company recorded administrator expenses of $0.3 million and $0.6 million, respectively.

For the three and six months ended June 30, 2023, the Company recorded administrator expenses of $0.3 million and $0.6 million, respectively.

As of June 30, 2024, the Company had $0.3 million in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

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

On December, 20, 2022, Varagon advanced a Fronted Amount of $10.0 million to the Company. On December 28, 2022, the Company repaid $2.0 million thereof to Varagon. As of December 31, 2022, the Company had $8.0 million remaining due to Varagon, which is included in “Fronting amount payable” in the accompanying consolidated statements of assets and liabilities. On January 17, 2023, the Company repaid Varagon the remaining $8.0 million due to Varagon under the Fronting Letter. As of June 30, 2024, there were no Fronted Amounts advanced by the Company from Varagon.

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

Note 8. Commitments

Unfunded commitments

As of June 30, 2024 and December 31, 2023, the Company had commitments under loan and financing agreements to fund up to $36.3 million to 37 portfolio companies and $22.7 million to 29 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2024 and December 31, 2023 are shown in the table below (dollars in thousands):

	As of June 30, 2024	As of December 31, 2023
Accupac, LLC	564	564
ADPD Holdings, LLC	2	5
ADPD Holdings, LLC	10	12
ADPD Holdings, LLC	11	13
ADPD Holdings, LLC	4	—
Adviser Investments, LLC	9	9
Adviser Investments, LLC	37	37
Bebright MSO, LLC	4,565	—
Bebright MSO, LLC	1,237	—
BPCP NSA Intermedco, Inc.	1,944	—
BPCP NSA Intermedco, Inc.	996	—
Boulder Scientific Company, LLC	—	625
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Chartis Group, LLC, The	533	—
Chartis Group, LLC, The	169	—
Concord III, L.L.C.,	105	210
Easy Ice, LLC	713	—
Easy Ice, LLC	2,126	—
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	600	360
Eye Health America, LLC	804	1,092
Gen4 Dental Partners OPCO, LLC	2,927	—
Gen4 Dental Partners OPCO, LLC	585	—
Graffiti Buyer, Inc.	1,575
Fingerpaint Marketing, Inc.	52	14
HLSG Intermediate, LLC	—	1,655
HTI Intermediate, LLC	536	—
HTI Intermediate, LLC	286	—
JTM Foods LLC	2	3
KL Bronco Acquisition, Inc.	339	250
KL Bronco Acquisition, Inc.	1,250	1,786
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	406	405
Leiters, Inc.	167	244
M&D Midco, Inc.	9	11
M&D Midco, Inc.	—	10
MDI Buyer, Inc.	392	7
MWD Management, LLC	133	266
North Haven Stallone Buyer, LLC	242	333
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	2	176
Online Labels Group, LLC	11	10
Online Labels Group, LLC	9	9
Online Labels Group, LLC	9	9
POY Holdings, LLC	775	1,211
RFI Buyer, Inc.	11	12
Senior Direct Lending Program, LLC	8,021	8,557
SGA Dental Partners Opco, LLC	1,394	1,394
Techmer BB Bidco, LLC	12	32
Turbo Buyer, Inc.	—	760
United Musculoskeletal Partners Acquisition Holdings, LLC	562	562
US Health Partners Management, LLC	50	—
US Health Partners Management, LLC	11	—
Total Unfunded Commitments	$36,268	$22,714

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2024, the Company had cash of $22.8 million, available borrowings under the JPM Facility of $47.4 million, subject to borrowing base limitations, available borrowings under the CIBC Facility of $33.8 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

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

For the three and six months ended June 30, 2024, the Company accrued $0.1 million and $0.2 million, respectively, for directors’ fees and expenses. For the three and six months ended June 30, 2023, the Company accrued $0.1 million and $0.2 million, respectively, for directors' fees. As of June 30, 2024 and December 31, 2023, the Company had $0.1 million and $0.1 million respectively, in "Directors' fees and expenses payable" in the accompanying consolidated statements of assets and liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$10,772	$9,006	$24,801	$14,122
Weighted average shares outstanding	41,515,234	41,497,926	41,512,915	41,495,620
Earnings per share (basic and diluted)	$0.26	$0.22	$0.60	$0.34

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

As of June 30, 2024, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $7.2 million ($1.2 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, the Company held the Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of its shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through June 30, 2024 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through June 30, 2024 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,090	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Total					$87,313	33,416	$332

Note 11. Income Taxes

The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a RIC, the Company generally will not pay U.S. federal income taxes at corporate tax rates on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. To qualify as a RIC, the Company must meet certain minimum distribution, source-of-income, and asset diversification requirements. The minimum distribution requirements applicable to RICs require the Company to distribute at least 90% of its investment company taxable income, as defined by the Code, each year.

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

As of June 30, 2024, and December 31, 2023, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three and six months ended June 30, 2024 and the year ended December 2023, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no uncertain tax positions as of and through June 30, 2024.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023 (dollars in thousands, except per share data):

	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Per Share Data: (1)
Net asset value, beginning of period	$9.71	$9.73
Net investment income (loss)	0.61	0.49
Net unrealized appreciation (depreciation)	(0.02)	(0.15)
Net realized gains (losses)	0.01	—
Net increase (decrease) in net assets resulting from operations	0.60	0.34
Distributions of net investment income to shareholders (2)	(0.57)	(0.22)
Issuance of common stock	—	—
Net asset value per share, end of period	$9.74	$9.85
Number of shares outstanding, end of period	41,515,624	41,497,926
Total return based on net asset value (3)(4)	6.26%	3.52%
Net assets attributable to shareholders, end of period	$404,234	$408,651

Ratio to average net assets attributable to shareholders:
Average net assets	$404,467	$403,991
Total expenses (5)	10.47%	8.62%
Total expenses (other than incentive fee) (5)	9.60%	8.12%
Net investment income (5)	13.60%	11.09%
Interest expense and credit facility fees (5)	7.04%	5.71%

Ratios/Supplemental Data:
Asset coverage, end of period (6)	217.19%	243.89%
Weighted average shares outstanding	41,512,915	41,495,620
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%
Average debt outstanding (7)	$328,549	$278,821
Average debt outstanding per share	$7.91	$6.72
Portfolio turnover (4)	8.15%	5.29%
Year of formation	2019	2019

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

Note 13. Subsequent Events

Management has evaluated subsequent events through August 8, 2024, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2024 except as disclosed below:

On August 6, 2024, the Board declared a dividend of $0.2397 per share and a special dividend of $0.0638 per share, both payable on October 17, 2024 to shareholders of record as of the close of business on September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Varagon Capital Corporation. The term “Adviser” refers to VCC Advisors, LLC, our investment adviser; the term “Varagon” refers to Varagon Capital Partners, L.P.; the parent company of the Adviser; and the term “Administrator” refers to Varagon Capital Partners, L.P., when acting in its capacity as our administrator.

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

The Company has a wholly owned subsidiary, VCC Equity Holdings, LLC ("VCCEH”), that is taxed as a corporation for U.S. federal income tax purposes. VCCEH was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code, and the assets held by VCCEH are pledged as collateral supporting the amounts outstanding under the CIBC Facility (as discussed below). In addition, the Company has two other wholly owned subsidiaries, VCC Funding, LLC ("VCCF"), a bankruptcy remote special purpose entity, whose assets are pledged as collateral supporting the amounts outstanding under the JPM Facility (as discussed below), and Varagon SDLP, LLC (“VSDLP”), which holds the Company's interest in the SDLP (as defined below). VCCEH, VCCF and VSDLP are each wholly owned subsidiaries of the Company, and as such are consolidated in the Company's consolidated financial statements commencing from June 2, 2022, the commencement of investment operations, in accordance with the Company’s consolidation policy.

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

Varagon Transaction with Man Group plc

On July 5, 2023, Varagon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Man Group plc (“Man Group”), pursuant to which a newly formed indirect subsidiary of Man Group merged with and into Varagon, with Varagon surviving the merger as an indirect subsidiary of Man Group (the “Transaction”). The Transaction closed on September 6, 2023. As a result, following the Transaction, Man Group owns a majority interest in Varagon and Varagon management continues to own, directly or indirectly, a minority interest in Varagon. Although the ownership of Varagon changed as a result of the Transaction, there were no material changes to the investment advisory or administrative services performed by the Adviser or Varagon in its capacity as the Company’s administrator.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of June 30, 2024, the Company's asset coverage ratio was 217.19%.

Portfolio and Investment Activity

As of June 30, 2024, our portfolio had a fair value of approximately $734.5 million. The following table summarizes our portfolio and investment activity during the six months ended June 30, 2024 (dollars in thousands):

Six Months Ended June 30, 2024
Investments made in new portfolio companies	$28,748
Investments made in existing portfolio companies	75,945
Aggregate amount in exits and repayments	(58,548)
Net investment activity	$46,145

Portfolio Companies, at beginning of period	85
Number of new portfolio companies	7
Number of exited portfolio companies	(3)
Portfolio companies, at end of period	89

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$558,985	74.7%	$553,102	75.3%
Equity	4,554	0.6	4,019	0.6
Subordinated Certificates of the SDLP	184,345	24.7	177,342	24.1
Total Investments	$747,884	100.0%	$734,463	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024		As of December 31, 2023
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	11.7%	12.5%	11.7%	12.4%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	14.5%	15.1%	14.3	14.6
Total	12.4%	13.1%	12.4%	13.0%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of June 30, 2024 and 2.0 as of December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	As of June 30, 2024		As of December 31, 2023
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$18,577	2.5%	$7,924	1.2%
2	$682,322	92.9	654,568	95.4
3	$33,564	4.6	23,545	3.4
4	$—	—	—	—
5	$—	—	—	—
Total	$734,463	100.0%	$686,037	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$743,330	100.0%	$694,624	100.0%
Non-Accrual	—	—	—	—
Total	$743,330	100.0%	$694,624	100.0%

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of June 30, 2024 and December 31, 2023, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of June 30, 2024 and December 31, 2023, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above.

As of June 30, 2024 and December 31, 2023, the Company has funded $185.7 million and $189.7 million, respectively, of its commitment to the SDLP and had $20.6 million and $16.6 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $184.3 million and $177.3 million, respectively, as of June 30, 2024, and $188.5 million and $184.5 million, respectively, as of December 31, 2023. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 14.5% and 15.1%, respectively, as of June 30, 2024, and 14.3% and 14.6%, respectively, as of December 31, 2023. For the three and six months ended June 30, 2024, the Company earned interest income of $6.7 million and $14.9 million, respectively, from its investment in the Subordinated Certificates. For the three and six months ended June 30, 2023, the Company earned interest income of $6.2 million and $12.3 million, respectively, from its investment in the Subordinated Certificates. As of June 30, 2024 and December 31, 2023, $8.2 million and $6.8 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of June 30, 2024 and December 31, 2023, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of June 30, 2024, loans in two portfolio companies were on non-accrual status. As of December 31, 2023, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2024 and December 31, 2023 (dollars in millions):

	As of June 30, 2024	As of December 31, 2023
Total first lien senior secured loans(1)	$5,050	$5,431
Largest loan to a single borrower(1)	$368	$370
Total of five largest loans to borrower(1)	$1,709	$1,650
Number of borrowers in the SDLP	19	22
Commitments to fund delayed draw loans (2)	$231	$260
(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of June 30, 2024 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027	$11,419	$11,419	$11,419	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027	45,678	45,678	45,678	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027	156,782	156,782	156,782	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	11.43%	8/31/2027	40,900	40,900	40,900	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.75%	(S)	11.92%	11/2/2029	3,163	3,163	3,163	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	11.92%	11/2/2029	273,789	273,789	273,789	(2)
									531,731	531,731
Automobile Components
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.75%	8/31/2028	171,909	171,909	152,999	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	10.75%	8/31/2028	35,461	35,461	31,561	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.75%	8/31/2028	25,289	25,289	22,507	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.75%	8/31/2028	2,310	2,310	2,055	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	10.75%	8/31/2028	40,725	40,725	36,245	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.33%	5/19/2027	33,187	33,187	26,550	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.33%	5/19/2027	198,177	198,177	158,542	(2)
									507,058	430,459
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	227,229	227,229	227,229	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	6.00%	(M)	11.38%	8/17/2029	74,654	74,654	74,654	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.01%	10/13/2027	47,071	47,071	46,130	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	7.00%	(Q)	12.17%	10/13/2027	196,875	196,875	192,938	(2)
									545,829	540,951
Construction & Engineering
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.23%	11/21/2029	261,220	261,220	261,220	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.23%	11/21/2029	43,892	43,892	43,892	(2)
									305,112	305,112
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.19%	3/28/2025	83,566	83,566	83,566	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.69%	3/28/2025	64,654	64,654	64,654	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.69%	3/28/2025	169,196	169,196	169,196	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.69%	3/28/2025	4,230	4,230	4,230	(2)
									321,646	321,646
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.44%	12/10/2026	13,899	13,899	12,231	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.44%	12/10/2026	29,144	29,144	25,647	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.44%	12/10/2026	46,891	46,891	41,264	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	11.44%	12/10/2026	176,223	176,223	155,076	(2)
									266,157	234,218
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
									—	—
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.58%	6/29/2029	168,300	168,300	168,300	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.58%	6/29/2029	11,750	11,750	11,750	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	10.23%	4/2/2029	232,260	232,260	232,260	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	10.13%	4/2/2029	43,693	43,693	43,693	(2)
Concert Golf Partners Holdco LLC	Term Loan	#N/A					4/2/2029	—	—	—	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.97%	6/8/2026	24,545	24,545	24,545	(2)

HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	11.00%	6/8/2026	102,900	102,900	102,900	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.95%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.59%	6/8/2026	74,543	74,543	74,543	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.33%	6/8/2026	108,877	108,877	108,877	(2)
									816,868	816,868
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.98%	11/9/2027	301,613	301,613	295,580	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.98%	11/9/2027	40,152	40,152	39,349	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.98%	11/9/2027	26,530	26,530	25,999	(2)
									368,295	360,928
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.19%	12/2/2026	24,338	24,338	24,338	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.19%	12/2/2026	14,475	14,475	14,475	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.19%	12/2/2026	205,116	205,116	205,116	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	11.19%	12/2/2026	58,019	58,019	58,019	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.94%	12/2/2026	22,751	22,751	22,751	(2)
									324,699	324,699
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.99%	10/26/2027	34,765	34,757	34,765	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.98%	10/26/2027	220,501	220,493	220,501	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.83%	10/26/2027	12,915	12,777	12,915	(2)
									268,027	268,181
Software
Emergency Communications Network, LLC	Term Loan	SOFR	+	9.75%	(E)	15.09%	6/30/2024	263,979	257,524	166,307	(2)(3)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.73%	5/29/2025	257,948	257,948	257,948	(2)
Pegasus Global Enterprise Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.73%	5/29/2025	75,211	75,211	75,211	(2)
									590,683	499,466
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.23%	12/14/2027	32,913	32,913	32,913	(2)
									32,913	32,913

Total Investments, June 30, 2024									$4,879,018	$4,667,172

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of June 30, 2024.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of June 30, 2024.

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

(3) The investment was on non-accrual status as of December 31, 2023.

(4) The December 31, 2022 presentation has been revised to conform to the December 31, 2023 presentation.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of June 30, 2024	As of December 31, 2023
	(unaudited)
Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,879 and $5,267, respectively)	$4,667	$5,129
Restricted cash	152	150
Other Assets	27	42
Total assets	$4,846	$5,321

Senior notes	$3,352	$3,705
Intermediate funding notes	128	139
Interest payable	76	79
Other liabilities	54	57
Total liabilities	3,610	3,980
Members' capital	1,237	1,341
Total liabilities and members' capital	$4,847	$5,321

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Selected Consolidated Statement of Operation Information:
Total revenues	$133	$140	$283	$276
Total expenses	80	78	162	153
Net unrealized appreciation/(depreciation)	(71)	(17)	(72)	(85)
Net realized gain/(loss)	—	—	—	—
Net income/(loss)	$(18)	$45	$49	$38

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

After performing the investment analysis and income analysis for the three and six months ended June 30, 2024, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Results of Operations

Our operating results for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total investment income	$23,937	$20,208	$48,415	$39,478
Total expenses	11,427	9,281	22,922	19,087
Net investment income	12,510	10,927	25,493	20,391
Net realized gain (loss)	—	—	63	—
Net change in unrealized appreciation (depreciation)	(1,738)	(1,921)	(755)	(6,269)
Net increase in net assets resulting from operations	$10,772	$9,006	$24,801	$14,122
Net investment income per share - basic and diluted	$0.30	$0.26	$0.61	$0.49
Net increase in net assets resulting from operations per share - basic and diluted	$0.26	$0.22	$0.60	$0.34

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

Investment income increased to $23.9 million and $48.4 million for the three and six months ended June 30, 2024, respectively, from $20.2 million and $39.5 million for the comparable period in the prior year, primarily due to increased investment activity driven by an increase in our deployed capital and an increase in interest income from our portfolio investments with higher weighted average interest rates and, to a lesser extent, fee income.

Operating Expenses

Expenses for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Base management fees	$1,401	$1,271	$2,757	$2,528
Income-based incentive fees	1,539	1,286	3,543	2,017
Professional fees	564	503	1,194	1,021
Administrator expenses	297	287	635	630
Interest expenses	7,019	5,300	13,469	10,112
Credit facility fees	327	297	695	2,042
Directors’ fees and expenses	66	83	151	163
Organizational expenses	63	91	155	193
Insurance expenses	59	97	153	195
Other general and administrative	92	66	170	186
Excise tax expense	—	—	—	—
Total expenses	$11,427	$9,281	$22,922	$19,087

Total expenses increased to $11.4 million and $22.9 million for the three and six months ended June 30, 2024, respectively, from $9.3 million and $19.1 million for the three and six months ended June 30, 2023.

Management and Incentive Fees

The increase in management and incentive fees for the three and six months ended June 30, 2024 from the comparable periods in the prior year were primarily driven by our increasing invested balance.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees increased to $7.3 million and $14.2 million, respectively, for the three and six months ended June 30, 2024 from $5.6 million and $12.2 million, respectively, for the three and six months ended June 30, 2023. The increase was primarily attributable to increased expenses related to the issuance of the Notes (as defined below) on December 21, 2023. Expenses during the period ended June 30, 2023 included an acceleration of debt financing costs in the amount of $1.4 million related to the Amendment (as defined below) of the JPM Facility (as defined below), see "JPM Facility" below for more information.

Net Realized Gains/Losses

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three months ended June 30, 2024, we did not have any realized gains or losses. For the six months ended June 30, 2024, we had $0.1 million of realized gains, due to an escrow payment from a previously realized investment offset by the winddown of two interest rate swaps during the period.

For the three and six months ended June 30, 2023, we did not have any realized gains or losses on our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation

For the three and six months ended June 30, 2024, we had $(1.7) million and $(0.8) million, respectively, of unrealized depreciation on portfolio investments.

For the three and six months ended June 30, 2023, we had $(1.9) million and $(6.3) million, respectively, of unrealized depreciation on portfolio investments.

Net Increase in Net Assets Resulting from Operations

For the three and six months ended June 30, 2024, the net increase in net assets resulting from operations was $10.8 million or $0.26 per share and $24.8 million or $0.60 per share, respectively. For the three and six months ended June 30, 2023, the net increase in net assets resulting from operations was $9.0 million or $0.22 per share and $14.1 million and $0.34 per share, respectively.

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

As of June 30, 2024, we had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $7.2 million ($1.2 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through June 30, 2024 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through June 30, 2024 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,090	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Total					$87,313	33,416	$332

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of June 30, 2024.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
JPM Facility interest	$4,991	$4,880	$9,816	$9,573
JPM Facility unused fees	88	71	201	190
Amortization of debt issuance costs	124	122	247	1,672
Total interest and financing expenses related to the JPM Facility	$5,203	$5,073	$10,264	$11,435
Weighted average outstanding debt balance of the JPM Facility	$253,422	$262,272	$246,820	$264,386
Weighted average interest rate of the JPM Facility (annualized)	7.9%	7.5%	8.0%	7.3%

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

At June 30, 2024, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the CIBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
CIBC Facility interest	$765	$420	$1,225	$539
CIBC Facility unused fees	33	50	82	91
Amortization of debt issuance costs	58	54	117	89
Total interest and financing expenses related to the CIBC Facility	$856	$524	$1,424	$719
Weighted average outstanding debt balance of the CIBC Facility	$40,218	$22,217	$31,729	$14,406
Weighted average interest rate of the CIBC Facility (annualized)	7.7%	7.6%	7.8%	7.6%

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

Interest on the Notes will be payable semi-annually on June 21 and December 21 each year. The 2026 Notes and the 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to September 21, 2026 and September 21, 2028, respectively, at par plus accrued interest to the redemption date and a make-whole premium, and thereafter at par plus accrued interest to the redemption date. In addition, the Company is obligated to offer to prepay the Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

At June 30, 2024, the carrying amount of the Notes approximated their fair value.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
2026 Notes interest	$506	$—	$1,012	$—
2028 Notes interest	513	$—	1,026	$—
Amortization of debt issuance costs	24	$—	48	$—
Effect of interest rate swap	244		390
Total	$1,287	$—	$2,476	$—
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	10.2%	$—	9.8%	$—
Weighted average outstanding balance	50,000	$—	50,000	$—

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of June 30, 2024 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
JPM Facility	$252,650	$—	$—	$252,650	$—
CIBC Facility	41,160	—	—	41,160	—
2026 Notes	25,000	—	25,000	—	—
2028 Notes	25,000	—	—	25,000	—
Total debt obligations	$343,810	$—	$25,000	$318,810	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2024 and December 31, 2023, we had commitments under loan and financing agreements to fund up to $36.3 million to 37 portfolio companies and $22.7 million to 29 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2024 and December 31, 2023 are shown in the table below (dollars in thousands):

	As of June 30, 2024	As of December 31, 2023
Accupac, LLC	564	564
ADPD Holdings, LLC	2	5
ADPD Holdings, LLC	10	12
ADPD Holdings, LLC	11	13
ADPD Holdings, LLC	4	—
Adviser Investments, LLC	9	9
Adviser Investments, LLC	37	37
Bebright MSO, LLC	4,565	—
Bebright MSO, LLC	1,237	—
BPCP NSA Intermedco, Inc.	1,944	—
BPCP NSA Intermedco, Inc.	996	—
Boulder Scientific Company, LLC	—	625
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Chartis Group, LLC, The	533	—
Chartis Group, LLC, The	169	—
Concord III, L.L.C.,	105	210
Easy Ice, LLC	713	—
Easy Ice, LLC	2,126	—
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	600	360
Eye Health America, LLC	804	1,092
Gen4 Dental Partners OPCO, LLC	2,927	—
Gen4 Dental Partners OPCO, LLC	585	—
Graffiti Buyer, Inc.	1,575
Fingerpaint Marketing, Inc.	52	14
HLSG Intermediate, LLC	—	1,655
HTI Intermediate, LLC	536	—
HTI Intermediate, LLC	286	—
JTM Foods LLC	2	3
KL Bronco Acquisition, Inc.	339	250
KL Bronco Acquisition, Inc.	1,250	1,786
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	406	405
Leiters, Inc.	167	244
M&D Midco, Inc.	9	11
M&D Midco, Inc.	—	10
MDI Buyer, Inc.	392	7
MWD Management, LLC	133	266
North Haven Stallone Buyer, LLC	242	333
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	2	176
Online Labels Group, LLC	11	10
Online Labels Group, LLC	9	9
Online Labels Group, LLC	9	9
POY Holdings, LLC	775	1,211
RFI Buyer, Inc.	11	12
Senior Direct Lending Program, LLC	8,021	8,557
SGA Dental Partners Opco, LLC	1,394	1,394
Techmer BB Bidco, LLC	12	32
Turbo Buyer, Inc.	—	760
United Musculoskeletal Partners Acquisition Holdings, LLC	562	562
US Health Partners Management, LLC	50	—
US Health Partners Management, LLC	11	—
Total Unfunded Commitments	$36,268	$22,714

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

For more information regarding the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see "Item 1. Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” in this Quarterly Report on Form 10-Q.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three and six months ended June 30, 2024, the

Company earned PIK interest of $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2023, the Company earned PIK interest of $0.1 million and $0.3 million, respectively, reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and six months ended June 30, 2024 and 2023, the Company did not earn any PIK fee income, respectively.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of June 30, 2024 and December 31, 2023.

Recent Developments

On August 6, 2024, the Board declared a dividend of $0.2397 per share and a special dividend of $0.0638 per share, both payable on October 17, 2024 to shareholders of record as of the close of business on September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including the valuation of our investment portfolio and changes in interest rates. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including inflationary pressures; overall market changes, including an increase in market volatility and interest rate volatility; legislative reform; and general political, social or economic instability. Generally, a rise in the general level of interest rates, like the current elevated interest rate environment, can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and lead to declines in the value of any fixed rate investments we may hold. However, for variable rate investments that have an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Conversely, a decline in the general level of interest rates can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our decreased pre-incentive fee net investment income.

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

Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing rates to the 5.25% to 5.50% range. The Federal Reserve left its benchmark rates steady in the second quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could force the United States into a recession. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of June 30, 2024, all income producing investments in our portfolio and the outstanding borrowings under our credit facilities were at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2024, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$21,000	$8,800	$12,200
Up 200 basis points	14,000	5,900	8,100
Up 100 basis points	7,000	2,900	4,100
Down 100 basis points	(7,000)	(2,900)	(4,100)
Down 200 basis points	(14,000)	(5,900)	(8,100)
Down 300 basis points	(21,000)	(8,800)	(12,200)

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (2)
3.2	Amended and Restated Bylaws (1)
3.3	Articles of Merger of the Company (2)
4.1	Form of Subscription Agreement (3)
10.1	Amended and Restated Investment Advisory Agreement, dated as of June 12, 2024, by and between Varagon Capital Corporation and VCC Advisors, LLC (4)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed here within.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on May 27, 2022.
(2)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form 10 filed on July 15, 2022.
(3)	Incorporated by reference to the Registrant’s Amendment No.2 to the Registration Statement on Form 10 filed on July 22, 2022.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 17, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: August 8, 2024	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer