Form 10-Q
period 2024-09-30
Varagon Capital Corp
filed 2024-11-12
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, there was no established public market for the Registrant’s common stock.

As of November 12, 2024, the registrant had 41,524,827 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except share and per share data)

	As of
	September 30, 2024	As of
ASSETS	(unaudited)	December 31, 2023
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $598,633 and $510,142, respectively)	$591,949	$501,552
Controlled investments, at fair value (amortized cost of $179,126 and $188,471, respectively)	173,772	184,485
Total investments, at fair value (amortized cost of $777,759 and $698,613, respectively)	765,721	686,037
Cash	21,163	19,976
Interest receivable	11,942	11,263
Deferred financing costs	3,028	2,649
Prepaid expenses	350	416
Other assets	518	21
Total assets	$802,722	$720,362

LIABILITIES
Revolving credit facility payable (Note 6)	$322,850	$241,670
Notes payable (net of debt issuance costs of $289, and $362, respectively) (Note 6)	50,094	49,638
Shareholder distributions payable	12,601	14,950
Derivative contracts payable, at fair value	—	91
Interest and credit facility fees payable	7,174	5,002
Base management fees payable (Note 7)	1,442	1,286
Income incentive fees payable (Note 7)	1,837	2,207
Administrator expenses payable	302	287
Directors' fees and expenses payable (Note 9)	79	82
Due to affiliates	732	859
Accounts payable and accrued expenses	1,075	1,140
Other liabilities	—	—
Total liabilities	398,186	317,212

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,520,143 shares issued and outstanding at September 30, 2024, and 500,000,000 shares authorized; 41,505,531 shares issued and outstanding at December 31, 2023	415	415
Paid-in capital in excess of par value	415,129	414,985
Total accumulated earnings (loss)	(11,008)	(12,250)
Total net assets	$404,536	$403,150
NET ASSETS PER SHARE	$9.74	$9.71

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$17,628	$14,171	$50,878	$41,253
Fee income	226	155	486	289
Total investment income from non-controlled/non-affiliated investments	17,854	14,326	51,364	41,542
From controlled investments:
Interest income	6,547	6,902	21,451	19,163
Total investment income from controlled investments	6,547	6,902	21,451	19,163
Total investment income	24,401	21,228	72,815	60,705

Expenses:
Base management fees (Note 7)	$1,442	$1,266	$4,199	$3,794
Income incentive fees (Note 7)	1,837	1,810	5,380	3,828
Professional fees	469	537	1,663	1,559
Administrator expenses	270	271	905	901
Interest expenses (Note 6)	7,509	5,459	20,978	15,570
Credit facility fees (Note 6)	383	308	1,078	2,350
Directors’ fees and expenses (Note 9)	79	102	230	265
Organizational expenses	—	93	155	286
Insurance expenses	19	95	172	290
Other general and administrative expenses	104	63	273	248
Total expenses before taxes	12,112	10,004	35,033	29,091
Net investment income before taxes	12,289	11,224	37,782	31,614
Excise tax expense	—	2	—	2
Net investment income (loss)	12,289	11,222	37,782	31,612

Realized and unrealized gain (loss):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	—	(391)	179	(391)
Net realized gain (loss) on investments	—	(391)	179	(391)
Net realized gain (loss) on derivatives	—	—	(116)	—
Net realized gain (loss) on extinguishment of debt	(816)	—	(816)	—
Net realized gain (loss)	(816)	(391)	(753)	(391)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(265)	1,043	1,906	(1,501)
Controlled investments	1,650	1,487	(1,367)	(2,237)
Net change in unrealized appreciation (depreciation) on investments	1,385	2,530	539	(3,738)
Net change in unrealized appreciation (depreciation) on derivatives	—	—	91	—
Net change in unrealized appreciation (depreciation)	1,385	2,530	630	(3,738)
Net realized and unrealized gains (losses)	569	2,139	(123)	(4,129)
Net increase (decrease) in net assets resulting from operations	$12,858	$13,361	$37,659	$27,483

Per Common Share Information:
Weighted average shares outstanding	41,519,357	41,501,172	41,515,078	41,497,491

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

Net investment income per share (basic and diluted)	$0.30	$0.27	$0.91	$0.76
Earnings per share (basic and diluted)	$0.31	$0.32	$0.91	$0.66

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount	Excess of Par	earnings (losses)	Net Assets
Balance at June 30, 2023	41,497,926	$415	$414,940	$(6,704)	$408,651
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	11,222	11,222
Net realized gain (loss) on investments	—	—	—	(391)	(391)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	2,530	2,530
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan			37		37
Distributions to shareholders				(9,321)	(9,321)
Total increase (decrease) for the three months ended September 30, 2023	3,780	—	37	4,040	4,077
Balance at September 30, 2023	41,501,706	$415	$414,977	$(2,664)	$412,728

Balance at June 30, 2024	41,515,624	$415	$415,084	$(11,265)	$404,234
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	12,289	12,289
Net realized gain (loss) on extinguishment of debt	—	—	—	(816)	(816)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,385	1,385
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	4,519	—	45	—	45
Distributions to shareholders	—	—	—	(12,601)	(12,601)
Total increase (decrease) for the three months ended September 30, 2024	4,519	—	45	257	302
Balance at September 30, 2024	41,520,143	415	415,129	(11,008)	404,536

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount (1)	Excess of Par (1)	earnings (loss)	Net Assets
Balance at December 31, 2022	41,490,642	$415	$414,868	$(11,606)	$403,677
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	31,612	31,612
Net realized gain (loss) on investments	—	—	—	(391)	(391)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,738)	(3,738)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	11,064	—	109	—	109
Distributions to shareholders	—	—	—	(18,541)	(18,541)
Total increase (decrease) for the nine months ended September 30, 2023	11,064	—	109	8,942	9,051
Balance at September 30, 2023	41,501,706	$415	$414,977	$(2,664)	$412,728

Balance at December 31, 2023	41,505,531	$415	$414,985	$(12,250)	$403,150

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	37,782	37,782
Net realized gain (loss) on investments	—	—	—	179	179
Net realized gain (loss) on derivatives	—	—	—	(116)	(116)
Net realized gain (loss) on extinguishment of debt	—	—	—	(816)	(816)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	539	539
Net change in unrealized appreciation (depreciation) on derivatives	—	—	—	91	91
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	14,612	—	144	—	144
Distributions to shareholders	—	—	—	(36,417)	(36,417)
Tax reclassification of net assets	—	—	—	—	—
Total increase (decrease) for the nine months ended September 30, 2024	14,612	—	144	1,242	1,386
Balance at September 30, 2024	41,520,143	$415	$415,129	$(11,008)	$404,536

(1) Par Amount was less than $1,000 for the periods shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$37,659	$27,483
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(202,754)	(41,125)
Payment-in-kind and other adjustments to cost	(1,155)	(359)
Repayments of investments	127,385	59,283
Net realized (gain) loss	(179)	391
Net realized (gain) loss on derivatives	116	—
Net realized (gain) loss on extinguishment of debt	816	—
Net payment of settlement of derivatives	(116)	—
Net change in unrealized (appreciation) depreciation on investments	(539)	3,738
Net change in unrealized (appreciation) depreciation on derivatives	(91)	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	383	—
Net amortization (accretion) on investments	(2,442)	(1,404)
Amortization of deferred financing costs	638	1,937
Changes in operating assets:
Interest receivable	(679)	(1,759)
Prepaid expenses	66	106
Other assets	(497)	(4)
Changes in operating liabilities:
Interest and credit facility fees payable	2,172	911
Base management fees payable	156	2
Income incentive fees payable	(370)	1,337
Administrator expenses payable	15	(24)
Directors' fees and expenses payable (Note 9)	(3)	1
Other liabilities	—	—
Due to affiliates	(127)	(12)
Accounts payable and accrued expenses	(65)	78
Net cash provided by (used in) operating activities	(39,611)	50,580

Cash flows from financing activities:
Borrowings on debts	198,950	34,614
Repayments of debts	(117,770)	(47,714)
Financing costs paid	(1,759)	(1,084)
Dividends paid	(38,623)	(28,410)
Net cash provided by (used in) financing activities	40,798	(42,594)
Net increase (decrease) in cash	1,187	7,986
Cash, beginning of period	19,976	20,416
Cash, end of period	$21,163	$28,402

Supplemental cash information:
Cash paid during the period for interest	$19,218	$15,072
Cash paid during the period for taxes	$—	$63
Supplemental non cash information:
Distributions reinvested	$144	$109

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	4.75%	(S)	10.17%	12/4/2025		$11,000	$10,886	$11,000		(1)(6)
Air Comm Corporation LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.35%	12/4/2025		3,515	3,499	3,515		(1)(6)
Air Comm Corporation LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.35%	12/4/2025		1,125	1,119	1,125		(1)(6)
Air Comm Corporation LLC	Term Loan	SOFR	+	5.00%	(S)	9.35%	12/20/2024		1,645	1,637	1,645		(1)(6)
Precinmac (US) Holdings Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(M)	10.95%	8/13/2029		7,199	7,137	7,199		(1)(6)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.95%	8/13/2029		3,526	3,496	3,526		(1)(6)
SI Holdings, Inc.	Revolver	N/A					7/25/2028		—	(5)	—		(2)(6)(9)
SI Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.45%	7/15/2028		677	663	677		(1)(6)
SI Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.91%	7/15/2028		832	824	832		(1)(6)
SI Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.45%	12/1/2025		832	824	832		(1)(6)
Trident Maritime Systems, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.25%	5/24/2027		901	886	843		(6)(9)
										30,966	31,194	7.71%
Air Freight & Logistics
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					6/18/2026		$—	$(11)	$(23)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					6/18/2026		—	(11)	(23)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Revolver	SOFR	+	5.00%	(M)	9.85%	6/18/2026		253	238	238		(6)(9)
Horizon Freight Holdings, Inc.	Term Loan	SOFR	+	5.00%	(M)	9.85%	8/5/2028		6,557	6,460	6,459		(1)(6)
										6,676	6,651	1.64%
Automobile Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.45%	12/19/2029		$14,625	$14,560	$14,442		(1)(6)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.46%	8/16/2028		2,258	2,236	1,829		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.46%	8/16/2028		19	19	16		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.46%	12/17/2027		2,594	2,568	2,101		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.46%	12/17/2027		210	208	170		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	10.46%	12/17/2027		1,081	1,070	876		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.40%	5/13/2030		11	10	10		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	11.21%	5/13/2030		12	12	12		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	11.47%	8/10/2027		3	3	3		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	11.45%	8/10/2027		1	1	1		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	11.21%	8/10/2027		2	2	2		(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.21%	5/13/2030		64	63	63		(6)(9)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.90%	7/15/2028		10,851	10,787	10,281		(1)(6)
USSC Holding Corp.	Delayed Draw Term Loan	N/A					11/16/2028		—	(13)	(13)		(2)(6)(9)
USSC Holding Corp.	Revolver	N/A					11/16/2028		—	(8)	(8)		(2)(6)(9)
USSC Holding Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.85%	2/26/2027		2,700	2,660	2,659		(1)(6)
										34,178	32,444	8.02%
Chemicals

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Boulder Scientific Company, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.48%	7/1/2027	$5,745	$5,722	$5,544		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.84%	7/1/2027	207	206	200		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.81%	12/21/2027	414	413	400		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.79%	12/21/2027	414	413	400		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.00%	3/31/2028	23	23	23		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.00%	12/31/2027	2,333	2,297	2,333		(1)(6)
MDI Buyer, Inc.	Revolver	SOFR	+	5.75%	(Q)	11.00%	3/31/2028	199	195	199		(6)(9)
MDI Buyer, Inc.	Revolver	SOFR	+	5.75%	(Q)	10.85%	8/22/2030	165	161	165		(6)(9)
MDI Buyer, Inc.	Revolver	PRIME	+	4.75%	(Q)	12.75%	8/22/2030	344	336	344		(6)(9)
MDI Buyer, Inc.	Term Loan	SOFR	+	5.75%	(M)	10.60%	12/31/2027	6,531	6,431	6,531		(1)(6)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	N/A					7/25/2028	—	—	(1)		(2)(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	10.67%	7/25/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	10.47%	10/4/2027	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	10.41%	10/1/2027	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	10.41%	6/15/2027	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	10.37%	6/15/2027	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.60%	6/15/2027	3	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	PRIME	+	4.25%	(Q)	12.25%	6/15/2027	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.63%	3/14/2025	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.59%	3/14/2025	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.42%	3/14/2025	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.41%	3/14/2025	1	1	—		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.37%	5/24/2027	53	53	48		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.36%	5/24/2027	—	—	—		(6)(8)(9)
									16,262	16,197	4.00%
Commercial Services & Supplies
3G Intermediate, Inc.	Delayed Draw Term Loan	N/A					9/30/2030	$—	$(27)	$(13)		(2)(6)(9)
3G Intermediate, Inc.	Revolver	N/A					9/30/2030	—	(13)	(7)		(2)(6)(9)
3G Intermediate, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.10%	9/30/2030	3,333	3,267	3,300		(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.06%	8/16/2028	75	74	75		(6)(9)
AWT Merger Sub, Inc.	Delayed Draw Term Loan	N/A					12/17/2027	—	(14)	—		(2)(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	10.06%	12/4/2025	431	426	431		(1)(6)
Advanced Web Technologies Holding Company	Revolver	N/A					8/16/2028	—	(3)	—		(2)(6)(9)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	5.75%	(Q)	10.06%	8/16/2028	23	23	23		(6)(9)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	5.75%	(Q)	10.06%	8/16/2028	301	295	301		(6)(9)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	5.75%	(S)	10.06%	12/4/2025	1,095	1,084	1,095		(1)(6)
AWT Merger Sub, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.06%	12/20/2024	506	499	506		(1)(6)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.21%	6/29/2028	2,939	2,886	2,939		(6)(9)
HLSG Intermediate, LLC	Term Loan	SOFR	+	6.25%	(M)	11.21%	6/18/2026	5,854	5,745	5,854		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.72%	7/26/2028	10	10	10		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	11.64%	7/17/2029	2,463	2,459	2,463		(1)(6)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.18%	7/17/2029	5,032	4,997	4,906		(1)(6)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	4.75%	(Q)	10.18%	7/17/2029	833	827	812		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Online Labels Group, LLC	Delayed Draw Term Loan	N/A					6/30/2028	—	—	—		(2)(6)(8)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/30/2026	—	—	—		(2)(6)(8)(9)
Online Labels Group, LLC	Revolver	N/A					12/30/2026	—	—	—		(2)(6)(8)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.85%	12/30/2026	71	70	71		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.13%	8/31/2028	10	9	10		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.87%	8/31/2028	15	15	15		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.80%	8/31/2028	4	4	4		(6)(9)
RFI Buyer, Inc.	Revolver	SOFR	+	4.75%	(Q)	9.96%	8/31/2028	1	1	1		(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.80%	8/31/2028	58	57	58		(6)(9)
Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					5/24/2027	—	(4)	—		(2)(6)(9)
Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					5/24/2027	—	(4)	—		(2)(6)(9)
Titan Group Holdco, LLC	Revolver	N/A					5/24/2027	26	79	85		(2)(6)(9)
Titan Group Holdco, LLC	Revolver	PRIME	+	4.00%	(Q)	12.00%	5/24/2027	106	44	47		(6)(9)
Titan Group Holdco, LLC	Term Loan	SOFR	+	5.00%	(M)	9.85%	6/21/2030	2,560	2,522	2,560		(1)(6)
VRC Companies, LLC	Term Loan	SOFR	+	5.50%	(Q)	11.01%	2/26/2027	11,635	11,538	11,634		(1)(6)
									36,866	37,180	9.19%
Construction & Engineering
HTI Intermediate, LLC	Delayed Draw Term Loan	N/A					6/18/2026	$—	$(5)	$(7)		(2)(6)(9)
HTI Intermediate, LLC	Revolver	SOFR	+	5.00%	(Q)	9.99%	12/20/2028	36	29	31		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.02%	12/30/2026	1,279	1,256	1,263		(1)(6)
Royal Holdco Corporation	Term Loan	SOFR	+	5.75%	(M)	10.70%	7/15/2028	674	661	674		(1)(6)
									1,941	1,961	0.48%
Consumer Staples Distribution & Retail
KeyImpact Holdings, Inc.	Term Loan	SOFR	+	6.50%	(Q)	11.75%	8/31/2028	$11,888	$11,621	$11,888		(1)(6)
									11,621	11,888	2.94%
Containers & Packaging
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(S)	11.23%	6/3/2030	$599	$599	$548		(6)(9)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(S)	11.23%	1/2/2025	1,897	1,897	1,736		(1)(6)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(S)	11.23%	1/2/2025	3,146	3,146	2,879		(1)(6)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(S)	11.23%	6/3/2030	3,032	3,032	2,775		(6)(9)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(S)	11.23%	1/2/2025	215	215	197		(1)(6)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(S)	11.23%	1/2/2025	6,122	6,121	5,601		(1)(6)
Oliver Packaging, LLC	Revolver	N/A					6/30/2028	—	—	—		(2)(6)(8)(9)
Oliver Packaging, LLC	Revolver	SOFR	+	5.00% (.50% PIK)	(Q)	10.25%	6/30/2028	174	167	168		(6)(9)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00% (.50% PIK)	(Q)	11.21%	9/1/2028	714	700	707		(1)(6)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00% (.50% PIK)	(Q)	10.25%	9/1/2028	3,945	3,898	3,906		(1)(6)
									19,775	18,517	4.58%
Distributors
Graffiti Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.70%	6/29/2028	$361	$349	$357		(6)(9)
Graffiti Buyer, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.86%	8/5/2028	1,728	1,705	1,724		(1)(6)
Hub Pen Company, LLC	Revolver	N/A					12/20/2028	—	(13)	(13)		(2)(6)(9)
Hub Pen Company, LLC	Term Loan	SOFR	+	5.25%	(M)	10.20%	12/20/2028	6,294	6,168	6,168		(6)(9)
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.45%	3/30/2027	6	6	6		(1)(6)
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.45%	3/30/2027	26	26	26		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.45%	3/30/2027	369	369	361		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.45%	8/13/2029	160	160	156		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.45%	8/13/2029	715	693	678		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	12.45%	8/13/2029	10,053	10,065	9,848		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.89%	3/1/2029	581	573	581		(6)(9)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.29%	3/1/2029	194	191	194		(6)(9)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.25%	3/1/2029	434	428	434		(6)(9)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.25%	3/1/2029	5,049	4,957	5,049		(6)(9)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	10.40%	5/24/2027	10,866	10,847	10,078		(6)(9)
									36,524	35,647	8.81%
Diversified Consumer Services
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					9/3/2029	$—	$—	$—		(2)(6)(8)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					9/3/2029	—	—	(1)		(2)(6)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2028	—	—	(1)		(2)(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	11.03%	8/29/2026	2	2	2		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	11.54%	8/29/2026	1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	11.39%	9/3/2029	1	1	1		(6)(9)
ADPD Holdings LLC	Term Loan	SOFR	+	6.00%	(S)	11.03%	1/16/2026	68	68	61		(6)(9)
Castleworks Home Services Company	Revolver	PRIME	+	4.5% (7.5% PIK)	(Q)	20.00%	12/17/2027	19	19	15		(6)(9)
Castleworks Home Services Company	Revolver	PRIME	+	4.5% (7.5% PIK)	(Q)	20.00%	12/21/2026	738	729	552		(6)(9)
Castleworks Home Services Company	Revolver	N/A					12/21/2026	—	—	—		(2)(6)(8)(9)
Castleworks Home Services Company	Term Loan	PRIME	+	4.5% (7.5% PIK)	(Q)	20.00%	12/31/2025	162	160	122		(6)(9)
Castleworks Home Services Company	Term Loan	PRIME	+	4.5% (7.5% PIK)	(Q)	20.00%	6/3/2030	6,125	6,051	4,594		(6)(9)
Express Wash Acquisition Company, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.09%	5/30/2025	1,120	1,105	1,034		(1)(6)
Magnolia Wash Holdings (Express Wash Acquisition Company, LLC)	Revolver	SOFR	+	6.50%	(Q)	12.09%	12/10/2026	141	138	121		(6)(9)
Magnolia Wash Holdings (Express Wash Acquisition Company, LLC)	Term Loan	SOFR	+	6.50%	(Q)	12.09%	7/17/2029	5,272	5,209	4,864		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.33%	5/14/2027	2	2	2		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.27%	5/14/2027	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.12%	5/14/2027	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.87%	5/14/2027	4	4	4		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.67%	5/14/2027	1	1	1		(6)(9)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.77%	9/1/2028	477	474	477		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.63%	9/1/2028	1,534	1,525	1,534		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.53%	9/1/2028	1,716	1,706	1,716		(1)(6)
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.44%	9/1/2028	1,389	1,380	1,389		(1)(6)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.75%	(Q)	11.33%	3/1/2030	91	88	91		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.75%	(Q)	11.14%	3/1/2030	85	82	85		(6)(9)
North Haven Stallone Buyer, LLC	Revolver	SOFR	+	5.75%	(Q)	10.87%	12/31/2027	103	99	103		(6)(9)
North Haven Stallone Buyer, LLC	Revolver	PRIME	+	4.75%	(M)	12.75%	12/31/2027	79	77	79		(6)(9)
North Haven Stallone Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.28%	3/1/2030	179	175	179		(6)(9)
North Haven Stallone Buyer, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.57%	9/1/2028	1,097	1,091	1,097		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.35%	1/11/2030	772	770	739		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.35%	12/21/2026	5,433	5,417	5,202		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.35%	12/21/2026	1,720	1,715	1,647		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.35%	6/21/2030	495	494	474		(1)(6)
									28,585	26,186	6.47%
Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	6.25%	(S)	11.09%	5/18/2029	$313	$306	$313		(6)(9)
									306	313	0.08%
Electronic Equipment, Instruments & Components
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.60%	12/17/2027	$795	$795	$795		(6)(9)
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.60%	12/20/2024	6,513	6,513	6,513		(1)(6)
EIS Legacy, LLC	Term Loan	SOFR	+	6.00%	(Q)	11.20%	1/2/2025	3,783	3,715	3,783		(1)(6)
Wildcat Buyerco, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.60%	11/16/2028	188	187	188		(6)(9)
Wildcat Buyerco, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.60%	6/30/2028	1,885	1,885	1,885		(1)(6)
Wildcat Buyerco, Inc.	Term Loan	SOFR	+	5.75%	(M)	10.60%	6/30/2028	532	532	532		(1)(6)
Wildcat Buyerco, Inc.	Term Loan	SOFR	+	5.75%	(M)	10.60%	6/30/2028	3,562	3,562	3,562		(1)(6)
									17,189	17,258	4.27%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.95%	5/17/2030	$725	$722	$725		(6)(9)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.00%	(M)	9.95%	1/2/2025	7,623	7,548	7,623		(1)(6)
									8,270	8,348	2.06%
Financial Services
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.04%	8/31/2028	$16	$16	$16		(6)(9)
RWA Wealth Partners, LLC	Revolver	N/A					7/14/2028	—	—	—		(2)(6)(8)(9)
RWA Wealth Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.81%	7/14/2028	38	37	38		(6)(9)
									53	54	0.01%
Food Products
Del Real, LLC	Term Loan	SOFR	+	6.75% (1.00% PIK)	(Q)	12.45%	1/2/2025	$3,508	$3,468	$3,507		(1)(6)
Hissho Parent, LLC	Revolver	N/A					6/29/2028	—	(6)	—		(2)(6)(9)
Hissho Parent, LLC	Term Loan	SOFR	+	5.00%	(Q)	10.21%	8/5/2028	3,492	3,458	3,492		(1)(6)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.70%	7/18/2029	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.68%	7/18/2029	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.65%	12/31/2025	5	5	5		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.52%	12/31/2025	4	4	4		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.52%	12/31/2025	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.50%	12/31/2025	5	5	5		(6)(9)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(M)	12.25%	12/31/2025	8	8	8		(6)(9)
JTM Food	Term Loan	SOFR	+	5.25%	(Q)	10.00%	3/28/2028	69	68	69		(6)(9)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.50%	(S)	10.74%	7/17/2029	8,021	7,941	7,920		(1)(6)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50% (0.50% PIK)	(Q)	11.01%	11/16/2028	5,899	5,828	5,250		(6)(9)
									20,785	20,266	5.01%
Ground Transportation

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.75%	(Q)	12.22%	7/6/2028	$4,932	$4,921	$4,685		(1)(6)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.75%	(Q)	12.22%	7/6/2028	930	928	883		(1)(6)
Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.28%	12/20/2024	8,751	8,694	8,751		(1)(6)
Van Pool Transportation (Beacon Mobility / VP Holding Co.)	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	11.28%	2/26/2027	1,932	1,919	1,932		(1)(6)
									16,462	16,251	4.02%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.70%	12/19/2029	$5,846	$5,815	$5,846		(1)(6)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.70%	12/19/2029	816	806	816		(1)(6)
BioCare Medical, LLC	Term Loan	SOFR	+	7.00%	(M)	12.02%	11/16/2027	1,368	1,339	1,368		(1)(6)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.45%	5/30/2025	1,288	1,283	1,269		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	11.01%	5/17/2030	10	10	10		(6)(9)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.45%	7/20/2029	2,988	2,976	2,943		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.45%	5/30/2025	349	348	344		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	10.45%	5/30/2025	249	248	245		(1)(6)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.15%	9/1/2028	7,331	7,251	7,001		(1)(6)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	10.74%	12/30/2026	421	421	421		(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(S)	11.24%	12/30/2026	2,074	2,073	2,074		(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	PRIME	+	5.25%	(M)	13.25%	12/30/2026	382	381	382		(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.75%	(S)	10.74%	10/22/2029	4,518	4,512	4,518		(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	6.25%	(S)	11.80%	3/1/2029	2,851	2,812	2,851		(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	6.25%	(M)	11.45%	3/30/2027	4,156	4,099	4,156		(1)(6)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.50%	(Q)	10.29%	11/16/2028	21	20	21		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.50%	(Q)	10.24%	7/6/2028	26	25	26		(6)(9)
Zavation Medical Products, LLC	Revolver	N/A					7/6/2028	—	—	—		(2)(6)(8)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.20%	7/6/2028	4,874	4,843	4,862		(6)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.46%	6/30/2028	1,279	1,261	1,276		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.88%	6/30/2028	2,416	2,375	2,410		(1)(6)
									42,898	42,839	10.59%
Health Care Providers & Services
ACP Vault Acquisition, Inc.	Delayed Draw Term Loan	N/A					8/3/2026	$—	$(19)	$(39)		(2)(6)(9)
ACP Vault Acquisition, Inc.	Revolver	SOFR	+	5.25%	(Q)	9.85%	11/5/2025	259	234	233		(6)(9)
ACP Vault Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.27%	11/24/2026	11,333	11,109	11,107		(1)(6)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.98%	12/17/2027	3,340	3,256	3,340		(6)(9)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.35%	11/8/2029	383	373	383		(6)(9)
Bebright MSO, LLC	Revolver	N/A					7/1/2027	—	(23)	—		(2)(6)(9)
Bebright MSO, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.81%	11/16/2027	6,170	6,051	6,170		(1)(6)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.00%	5/17/2030	1,865	1,838	1,865		(6)(9)
Eye Health America, LLC	Revolver	N/A					7/26/2028	—	(7)	—		(2)(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	4.75%	(S)	9.00%	11/16/2027	4,116	4,066	4,116		(1)(6)
Gen4 Dental Partners OPCO, LLC	Delayed Draw Term Loan	N/A					7/26/2028	—	(27)	(29)		(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Revolver	N/A					6/29/2028	—	(11)	(6)		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Gen4 Dental Partners OPCO, LLC	Term Loan	SOFR	+	5.50%	(S)	10.31%	8/5/2028	8,760	8,593	8,673	(1)(6)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	5.06%	(M)	10.00%	8/5/2028	1,300	1,295	1,300	(1)(6)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	5.06%	(M)	10.00%	8/5/2028	9,375	9,340	9,375	(1)(6)
MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.95%	12/31/2027	1,965	1,953	1,965	(1)(6)
MWD Management, LLC	Revolver	SOFR	+	5.00%	(M)	9.95%	8/22/2030	233	227	233	(6)(9)
MWD Management, LLC	Term Loan	SOFR	+	5.00%	(M)	9.95%	7/31/2026	2,450	2,421	2,450	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.25%	8/28/2026	1,493	1,493	1,493	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.23%	9/1/2028	922	922	922	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	10.16%	9/1/2028	457	457	457	(1)(6)
NJEye LLC	Term Loan	SOFR	+	4.75%	(S)	10.25%	8/28/2026	6,974	6,974	6,974	(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.35%	5/14/2027	1,900	1,858	1,900	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.35%	5/14/2027	574	549	574	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.35%	5/14/2027	53	51	53	(6)(9)
OIS Management Services, LLC	Revolver	N/A					6/30/2028	—	(12)	—	(2)(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.35%	9/1/2028	4,925	4,814	4,925	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	3/1/2029	240	240	212	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	10/31/2025	3,366	3,361	2,970	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	10/31/2025	4,099	4,093	3,617	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	6/29/2028	293	292	258	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	6/29/2028	200	200	176	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	6/29/2028	2,798	2,794	2,469	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	8/13/2029	217	217	192	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	2/26/2027	126	126	112	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	3/10/2028	265	264	234	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	12/2/2025	154	154	136	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	12/2/2025	105	105	93	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.87%	12/2/2025	181	180	159	(1)(6)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.58%	7/14/2028	103	99	103	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.25%	4/16/2027	103	99	103	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.25%	7/25/2028	144	138	144	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.24%	7/25/2028	137	131	137	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	9.94%	7/25/2028	304	291	304	(6)(9)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.79%	7/15/2028	13,693	13,425	13,693	(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.03%	5/24/2027	852	844	850	(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.00%	5/24/2027	589	583	587	(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.77%	5/24/2027	376	372	375	(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.50%	5/24/2027	90	89	89	(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.04%	11/9/2027	4,900	4,900	4,888	(1)(6)
US Health Partners Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.93%	5/24/2027	13	13	13	(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

US Health Partners Management, LLC	Revolver	N/A					10/30/2027	—	—	—		(2)(6)(8)(9)
US Health Partners Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.60%	10/30/2027	33	33	33		(6)(9)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.25%	11/16/2028	1,179	1,171	1,179		(6)(9)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.50%	2/26/2027	2,447	2,406	2,447		(1)(6)
									104,395	104,007	25.71%
Health Care Technology
BRG Acquisition Co., LLC	Revolver	N/A					12/17/2027	$—	$(8)	$(8)		(2)(6)(9)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(M)	10.85%	11/16/2027	2,978	2,926	2,978		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(M)	10.45%	8/31/2027	3,381	3,334	3,339		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(S)	10.00%	8/31/2027	3,381	3,334	3,339		(1)(6)
Q-Centrix Holdings LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.66%	5/31/2026	4,798	4,793	4,798		(6)(9)
Q-Centrix Holdings LLC	Term Loan	SOFR	+	4.50%	(Q)	9.66%	5/29/2026	1,049	1,049	1,049		(6)(9)
Q-Centrix Holdings LLC	Term Loan	SOFR	+	4.50%	(Q)	9.66%	12/2/2025	2,786	2,785	2,786		(1)(6)
Q-Centrix Holdings LLC	Term Loan	SOFR	+	4.50%	(Q)	9.66%	12/2/2025	944	943	944		(1)(6)
									19,156	19,225	4.75%
Hotels, Restaurants & Leisure
Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(M)	10.95%	1/11/2030	$4,900	$4,780	$4,900		(1)(6)
									4,780	4,900	1.21%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	10.45%	6/30/2028	$9,314	$9,284	$9,220		(1)(6)
									9,284	9,220	2.28%
Insurance
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.75%	5/24/2027	$431	$427	$416		(6)(9)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.75%	5/24/2027	66	65	64		(6)(9)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.75%	8/2/2027	1,292	1,283	1,246		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.75%	12/31/2025	1,225	1,217	1,182		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.75%	6/29/2027	6,968	6,923	6,724		(1)(6)
									9,915	9,632	2.38%
IT Services
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.60%	8/16/2028	$98	$97	$98		(6)(9)
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.60%	12/20/2024	9,800	9,736	9,800		(1)(6)
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.60%	12/20/2024	794	787	794		(1)(6)
Concord III, L.L.C.	Revolver	SOFR	+	6.25%	(M)	11.10%	6/3/2030	105	101	105		(6)(9)
Concord III, L.L.C.	Term Loan	SOFR	+	6.25%	(M)	11.10%	6/3/2030	3,715	3,641	3,715		(6)(9)
Concord III, L.L.C.	Term Loan	SOFR	+	6.25%	(M)	11.10%	1/2/2025	638	624	638		(1)(6)
Distinct Holdings, Inc.	Revolver	N/A					12/28/2025	—	(24)	(28)		(2)(6)(9)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.35%	1/2/2025	11,980	11,777	11,771		(1)(6)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	9.35%	6/21/2030	8,467	8,385	8,467		(1)(6)
									35,124	35,360	8.74%
Life Sciences Tools & Services
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	6.75%	(M)	11.70%	11/1/2027	$3	$3	$3		(6)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.20%	12/6/2025	$607	$607	$601		(6)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	11.20%	8/31/2028	$2,604	$2,575	$2,578		(1)(6)
KL Charlie Acquisition Company	Revolver	N/A					4/7/2028	$—	$(1)	$(1)		(2)(6)(9)
KL Charlie Acquisition Company	Term Loan	SOFR	+	6.75%	(M)	11.70%	4/7/2028	$2	$2	$2		(6)(9)
KL Charlie Acquisition Company	Term Loan	SOFR	+	6.25%	(M)	11.20%	7/17/2029	$621	$615	$615		(1)(6)
Molecular Designs, LLC	Term Loan	SOFR	+	4.50%	(M)	9.62%	12/31/2027	$2,269	$2,225	$2,252		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.70%	9/1/2028	$697	$697	$686		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	10.38%	9/1/2028	$5,742	$5,730	$5,656		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.70%	9/1/2028	$2,841	$2,835	$2,799		(1)(6)
									15,288	15,191	3.76%
Personal Care Products
Accupac, LLC	Delayed Draw Term Loan	N/A					8/3/2026	$—	$—	$(17)		(2)(6)(9)
Accupac, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.90%	12/19/2029	10,719	10,719	10,398		(1)(6)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(S)	9.60%	12/21/2027	2,379	2,379	2,373		(6)(9)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(S)	9.60%	8/31/2028	3,315	3,315	3,307		(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.45%	12/31/2025	533	518	506		(6)(9)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.25%	(Q)	10.60%	12/31/2025	304	294	293		(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.60%	8/31/2028	3,850	3,797	3,792		(1)(6)
									21,022	20,652	5.11%
Pharmaceuticals
Advantage HCS LLC	Term Loan	SOFR	+	5.50%	(Q)	10.56%	12/4/2025	$12,469	$12,135	$12,469		(1)(6)
Leiters, Inc.	Revolver	PRIME	+	5.00%	(Q)	13.00%	7/26/2028	77	71	68		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.16%	7/26/2028	332	324	320		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	11.16%	7/2/2025	151	147	145		(6)(9)
									12,677	13,002	3.21%
Software
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.60%	6/29/2028	$98	$93	$88		(6)(7)(9)
TCP Hawker Intermediate LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.25%	1/11/2030	4,307	4,302	4,307		(1)(6)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.50%	(Q)	10.25%	1/11/2030	6,412	6,404	6,412		(1)(6)
									10,799	10,807	2.67%
Textiles, Apparel & Luxury Goods
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.60%	8/31/2028	$342	$325	$342		(6)(9)
BPCP NSA Intermedco, Inc.	Revolver	SOFR	+	5.00%	(Q)	9.99%	8/31/2028	85	71	85		(6)(9)
BPCP NSA Intermedco, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.60%	11/16/2027	6,536	6,442	6,536		(1)(6)
									6,838	6,963	1.72%
Trading Companies & Distributors
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	11.15%	12/28/2025	$331	$328	$331		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	10.96%	12/28/2025	237	234	237		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	10.54%	12/28/2025	380	375	380		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	10.54%	7/28/2026	773	760	773		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	10.50%	5/17/2030	1,292	1,271	1,292		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	11.15%	1/2/2025	6,001	5,996	6,001		(1)(6)
Easy Ice, LLC	Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	11.15%	1/2/2025	1,325	1,305	1,325		(1)(6)
Easy Ice, LLC	Term Loan	SOFR	+	5.25% (0.50% PIK)	(Q)	11.15%	1/2/2025	1,344	1,343	1,344		(1)(6)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					12/6/2025	—	(9)	(1)		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					12/6/2025	—	(9)	(1)		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					12/6/2025	—	(6)	(3)		(2)(6)(9)
Krayden Holdings, Inc.	Revolver	N/A					12/6/2025	—	(13)	(2)		(2)(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.60%	7/14/2028	2,040	1,988	2,034		(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.60%	7/17/2029	1,251	1,239	1,248		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Municipal Emergency Services, Inc.	Delayed Draw Term Loan	N/A					8/22/2030		—	(37)	—		(2)(6)(9)
										14,765	14,958	3.70%
Transportation Infrastructure
G2 Secure Staff, L.L.C.	Term Loan	SOFR	+	5.50%	(Q)	10.90%	7/26/2028		$477	$471	$477		(6)(9)
										471	477	0.12%

Total Senior Secured First Lien Loans										593,871	587,588	145.25%
Equity
Automobile Components
M&D Parent Holdings, LLC	Class B Units							500,000		500	575		(3)(9)
										500	575	0.14%
Chemicals
MDI Aggregator LP	Common Units							8,046		805	788		(3)(9)
Techmer BB Aggregator, LP	Limited Partnership Units							333		333	203		(3)(9)
										1,138	991	0.24%
Commercial Services & Supplies
RFI Group Holdings, L.P.	Class A Units							3,000		300	381		(3)(9)
Chimney Rock 3G Co-Invest	Equity Co-Invest							1,250		125	125		(3)(9)
										425	506	0.13%
Construction & Engineering
HT Investors, LLC	A1 Units							3,333		332	333		(3)(9)
										332	333	0.08%
Containers & Packaging
Oliver Investors, LP	Class A Units							6,080		608	492		(3)(9)
										608	492	0.12%
Diversified Consumer Services
FS NU Investors, LP	Class A Units							5,257		526	237		(3)(9)
										526	237	0.06%
Health Care Technology
BRG Group Holdings, LLC	Class A Units							626,441		626	633		(3)(9)
										626	633	0.16%
Personal Care Products
KLC Fund 1-C1 LP	Limited Partnership Units							605,769		607	594		(3)(9)
										607	594	0.15%

Total Equity										4,762	4,361	1.08%
Subtotal Non-Controlled/Non-Affiliated Investments										598,633	591,949	146.33%

Controlled Investments:													(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 14.50%	12/31/36		181,961	179,126	173,772		(2)(4)(5)
										$179,126	$173,772	42.96%

Subtotal Controlled Investments										$179,126	$173,772	42.96%
Total Investments, September 30, 2024										$777,759	$765,721	189.28%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2024

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Derivative Instruments

Description	Hedging Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	2026 Notes	8.10%	USD-SOFR-Compound + 4.202%	CIBC Bank USA	12/21/2026	$25,000	$186	$—	$186	(7)
Interest rate swap	2028 Notes	8.20%	USD-SOFR-Compound + 4.550%	CIBC Bank USA	12/21/2028	25,000	215	—	215	(7)
Total						$50,000	$401	$—	$401

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of September 30, 2024.

^ Percentage is based on net assets of $404,536 as of September 30, 2024.

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

(2) The investment has an unfunded commitment as of September 30, 2024 (See "Note 8. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2024, total qualifying assets at fair value represented 77.9% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of September 30, 2024 (See "Note 4. Fair Value Measurements").

(8) Par Amount, Amortized Cost, and Fair Value are less than $1,000.

(9) The Company's investment or a portion thereof is pledged as collateral under the SMBC Facility (See "Note 6. Borrowings").

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
September 30, 2024
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

The Company has a wholly owned subsidiary, VCC Equity Holdings, LLC ("VCCEH”), that is taxed as a corporation for federal income tax purposes. VCCEH was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code, and the assets held by VCCEH are pledged as collateral supporting the amounts outstanding under the CIBC Facility (See "Note 6. Borrowings"). VCCEH also guarantees the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings"). In addition, the Company has three other wholly owned subsidiaries, VCC Funding, LLC ("VCCF"), a bankruptcy remote special purpose entity, whose assets are pledged as collateral supporting the amounts outstanding under the JPM Facility (See "Note 6. Borrowings"), Varagon SDLP, LLC (“VSDLP”), which holds the Company’s interest in the SDLP (as defined below), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor"), which in turn wholly owns VCC CLO 1, LLC ("VCC CLO"). VCC CLO Depositor and VCC CLO were formed for the purpose of issuing a term debt securitization. VCCEH, VCCF, VSDLP, and VCC CLO Depositor are each direct wholly owned subsidiaries of the Company and VCC CLO is an indirect wholly owned subsidiary of the Company, and as such are consolidated in the Company's consolidated financial statements from June 2, 2022, the commencement of investment operations, or their respective formation, in accordance with the Company’s consolidation policy.

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

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of September 30, 2024, the Company held approximately $21.2 million in cash. As of December 31, 2023, the Company held approximately $20.0 million in cash.

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

For the three months ended September 30, 2024, the Company did not incur any organizational expenses. For the nine months ended September 30 2024, the Company incurred and expensed $0.2 million of organizational expenses. For the three and nine months ended September 30, 2023, the Company incurred and expensed $0.1 million and $0.2 million, respectively, of organizational expenses.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three and nine months ended September 30, 2024, the Company earned PIK interest of $0.7 million and $1.2 million, respectively. For the three and nine months ended September 30, 2023, the Company earned PIK interest of $0.1 million and $0.3 million, respectively, reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and nine months ended September 30, 2024, the Company did not earn any PIK fee income, respectively. For the three and nine months ended September 30, 2023, the Company earned $7,524 and $7,524 of PIK fee income, respectively.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2024 and December 31, 2023, there were no loans on non-accrual.

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

In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this quarterly report. The Company is still assessing the impact of the new guidance.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted, however the Company has not elected to adopt this provision as of the date of the financial statements contained in this report. The Company is still assessing the impact of the new guidance.

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$593,871	76.4%	$587,588	76.7%
Equity	4,762	0.6	4,361	0.6
Subordinated Certificates of the SDLP	179,126	23.0	173,772	22.7
Total Investments	$777,759	100.0%	$765,721	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$506,153	72.5%	$497,911	72.6%
Equity	3,989	0.6	3,641	0.5
Subordinated Certificates of the SDLP	188,471	26.9	184,485	26.9
Total Investments	$698,613	100.0%	$686,037	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
Commercial Services & Supplies	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$179,126	23.0%	$173,772	22.7%
Health Care Providers & Services	104,395	13.4	104,007	13.6
Health Care Equipment & Supplies	42,898	5.5	42,839	5.6
Commercial Services & Supplies	37,291	4.8	37,686	4.9
Distributors	36,524	4.7	35,647	4.6
IT Services	35,124	4.5	35,360	4.6
Automobile Components	34,678	4.5	33,019	4.3
Aerospace & Defense	30,966	4.0	31,194	4.1
Diversified Consumer Services	29,111	3.7	26,423	3.5
Personal Care Products	21,629	2.8	21,246	2.8
Food Products	20,785	2.7	20,266	2.6
Containers & Packaging	20,383	2.6	19,009	2.5
Health Care Technology	19,782	2.5	19,858	2.6
Electronic Equipment, Instruments & Components	17,189	2.2	17,258	2.2
Ground Transportation	16,462	2.1	16,251	2.1
Chemicals	17,400	2.2	17,188	2.2
Life Sciences Tools & Services	15,288	2.0	15,191	2.0
Trading Companies & Distributors	14,765	1.9	14,958	2.0
Pharmaceuticals	12,677	1.6	13,002	1.7
Consumer Staples Distribution & Retail	11,621	1.5	11,888	1.6
Software	10,799	1.4	10,807	1.4
Insurance	9,915	1.3	9,632	1.3
Household Products	9,284	1.2	9,220	1.2
Energy Equipment & Services	8,270	1.1	8,348	1.1
Textiles, Apparel & Luxury Goods	6,838	0.9	6,963	0.9
Air Freight & Logistics	6,676	0.9	6,651	0.9
Hotels, Restaurants & Leisure	4,780	0.6	4,900	0.6
Construction & Engineering	2,273	0.3	2,294	0.3
Transportation Infrastructure	471	0.1	477	0.1
Diversified Telecommunication Services(2)	306	0.0	313	0.0
Financial Services(2)	53	0.0	54	0.0
Total Investments	$777,759	100.0%	$765,721	100.0%

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

Transactions With Controlled/Affiliated Companies

During the nine months ended September 30, 2024, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2023	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2024	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$184,485	$21,720	$(1,605)	$(29,461)	$(1,367)	$—	$173,772	$21,451

During the nine months ended September 30, 2023, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2022	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2023	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$178,367	$15,793	$—	$(18,250)	$(2,237)	$—	$173,673	$19,163

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of September 30, 2024 and December 31, 2023, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of September 30, 2024 and December 31, 2023, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of September 30, 2024 and December 31, 2023, the Company has funded $182.0 million and $189.7 million, respectively, of its commitment to the SDLP and had $24.3 million and $16.6 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $179.1 million and $173.8 million, respectively, as of September 30, 2024, and $188.5 million and $184.5 million, respectively, as of December 31, 2023. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 14.5% and 15.0%, respectively, as of September 30, 2024, and 14.3% and 14.6%, respectively, as of December 31, 2023. For the three and nine months ended September 30, 2024, the Company earned interest income of $6.5 million and $21.5 million, respectively, from its investment in the Subordinated Certificates. For the three and nine months ended September 30, 2023, the Company earned interest income of $6.9 million and $19.2 million, respectively, from its investment in the Subordinated Certificates. As of September 30, 2024 and December 31, 2023, $6.5 million and $6.8 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of September 30, 2024 and December 31, 2023, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2024, loans in one portfolio company was on non-accrual status. As of December 31, 2023, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2024 and December 31, 2023 (dollars in millions):

	As of September 30, 2024	As of December 31, 2023
Total first lien senior secured loans(1)	$4,889	$5,431
Largest loan to a single borrower(1)	$367	$370
Total of five largest loans to borrower(1)	$1,686	$1,650
Number of borrowers in the SDLP	19	22
Commitments to fund delayed draw loans (2)	$291	$260

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of September 30, 2024 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.95%	8/31/2027	$156,379	$156,379	$156,379	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.95%	8/31/2027	45,561	45,561	45,561	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.95%	8/31/2027	40,794	40,794	40,794	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.95%	8/31/2027	11,390	11,390	11,390	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	11.83%	11/2/2029	273,096	273,096	273,096	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	11.83%	11/2/2029	3,155	3,155	3,155	(2)
									530,375	530,375
Automobile Components
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.46%	8/31/2028	173,104	173,104	154,063	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.46%	8/31/2028	35,708	35,708	31,780	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.46%	8/31/2028	41,008	41,008	36,497	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	7.71%	8/31/2028	25,465	25,465	22,664	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.46%	8/31/2028	2,326	2,326	2,070	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.12%	5/19/2027	200,710	200,709	158,561	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	12.60%	5/19/2027	33,608	33,559	26,551	(2)
									511,879	432,186
Chemicals
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.53%	7/26/2030	118,611	118,611	116,239	(2)
									118,611	116,239
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.63%	8/20/2031	226,650	226,650	226,650	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.63%	8/20/2031	82,538	82,538	82,538	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.26%	10/13/2027	196,370	196,370	192,443	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.26%	10/13/2027	46,951	46,951	46,012	(2)
									552,509	547,643
Construction & Engineering
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.03%	11/21/2029	260,562	260,562	260,562	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.03%	11/21/2029	53,811	53,811	53,811	(2)
									314,373	314,373
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.20%	3/30/2026	168,750	168,750	168,750	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.20%	3/30/2026	4,219	4,219	4,219	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.20%	3/30/2026	64,487	64,487	64,487	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	3/30/2026	83,353	83,353	83,353	(2)
									320,809	320,809
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	10.95%	12/10/2026	175,766	175,766	147,644	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	10.95%	12/10/2026	29,069	29,069	24,418	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	10.95%	12/10/2026	13,863	13,863	11,645	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	10.95%	12/10/2026	46,771	46,771	39,288	(2)
									265,469	222,995
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	—	—	(2)(3)
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	9.35%	7/31/2031	229,508	229,508	227,213	(2)
									229,508	227,213
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.85%	6/29/2029	167,875	167,875	167,875	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.35%	6/29/2029	59,850	59,850	59,850	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.49%	6/29/2029	20,850	20,850	20,721	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.63%	4/1/2030	231,667	231,667	231,667	(2)

Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.63%	4/1/2030	43,583	43,583	43,583	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.63%	4/1/2030	4,469	4,469	4,469	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.71%	6/8/2026	102,638	102,638	102,638	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.00%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.66%	6/8/2026	24,483	24,483	24,483	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	10.50%	6/8/2026	74,355	74,355	74,355	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.25%	6/8/2026	108,604	108,604	108,604	(2)
									888,374	888,245
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	10.45%	11/9/2027	300,825	300,825	291,800	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.45%	11/9/2027	26,460	26,460	25,666	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	10.45%	11/9/2027	40,044	40,044	38,843	(2)
									367,329	356,309
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	204,579	204,579	204,579	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	57,868	57,868	57,868	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	24,275	24,275	24,275	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	14,438	14,438	14,438	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.45%	12/2/2026	22,694	22,694	22,694	(2)
									323,854	323,854
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.35%	10/26/2027	220,501	220,501	220,501	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.45%	10/26/2027	34,677	34,677	34,677	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.35%	10/26/2027	12,915	12,915	12,915	(2)
									268,093	268,093
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	5.75%	(S)	10.70%	12/14/2027	32,913	32,913	32,913	(2)
									32,913	32,913

Total Investments, September 30, 2024									$4,724,096	$4,581,247

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of September 30, 2024.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of September 30, 2024.

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

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2023.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,724 and $5,267, respectively)	$4,581	$5,129
Restricted cash	137	150
Other Assets	32	42
Total assets	$4,750	$5,321

Senior notes	$3,319	$3,705
Intermediate funding notes	125	139
Interest payable	74	79
Other liabilities	56	57
Total liabilities	3,574	3,980
Members' capital	1,176	1,341
Total liabilities and members' capital	$4,750	$5,321

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Selected Consolidated Statement of Operation Information:
Total revenues	$137	$145	$420	$421
Total expenses	79	83	241	236
Net unrealized appreciation/(depreciation)	68	154	(4)	69
Net realized gain/(loss)	(93)	(148)	(93)	(148)
Net income/(loss)	$33	$68	$82	$106

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

After performing the investment analysis and income analysis for the nine months ended September 30, 2024, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$88	$587,500	$587,588
Equity	—	—	4,361	4,361
Subordinated Certificates of the SDLP	—	—	173,772	173,772
Total investments at fair value	$—	$88	$765,633	$765,721
Interest rate swaps	—	401	—	401
Total interest rate swaps	$—	$401	$—	$401

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2024 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2023	$497,822	$3,641	$184,485	$685,948
Purchases	180,260	774	21,720	202,754
Payment-in-kind and other adjustments to cost	2,762	(1)	(1,605)	1,156
Principal repayments	(97,924)	—	(29,461)	(127,385)
Net realized gains/(losses)	179	—	—	179
Net amortization of premium/discount	2,441	—	—	2,441
Net change unrealized gains/(losses)	1,960	(53)	(1,367)	540
Balance as of September 30, 2024	$587,500	$4,361	$173,772	$765,633
Net change unrealized appreciation/(depreciation) for investments still held as of September 30, 2024	$(6,278)	$(400)	$(5,354)	$(12,032)

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

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. For the nine months ended September 30, 2024, the Company had no investments transferred in/out of the Level 3 category. For the year ended December 31, 2023, there were no investments transferred out of Level 3 however, the Company had two equity investments with an aggregate fair value of $1.3 million transfer from being measured at NAV to Level 3 as a result of changes in the observability of significant inputs.

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$500,823	Income Approach (DCF)	Discount Rate	6.8% - 62.6%	10.1%
Senior Secured First Lien Term Loans	76,402	Recent Transaction	Transactions Prices	98.0% - 99.0%	98.3%
Senior Secured First Lien Term Loans	10,274	Recovery	EV/EBITDA	10.1x - 11.7x	10.9x
Equity	2,552	Income Approach (DCF)	Long Term Growth Rate, Discount Rate	7.9% -11.8%	9.4%
		EBITDA Multiple	EBITDA Multiple	8.5x - 17.3x	15.0x
Equity	1,685	Market Approach	EBITDA Multiple	8.5x - 26.0x	15.6x
Equity	125	Recent Transaction	Transactions Prices	100% - 100%	100.0%
Subordinated Certificates of the SDLP	173,772	Income Approach (DCF)	Discount Rate	8.5% - 9.5%	8.9%
Total	$765,633

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

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate interest rate risk exposures. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes (as defined in "Note 6. Borrowings"), the Company entered into an interest rate swap agreement with CIBC Bank USA ("CIBC"). As of September 30, 2024, the Company had two outstanding interest rates swaps that were designated as hedges in qualifying hedging relationships (as detailed below). As of December 31, 2023, the Company had two outstanding interest rates swaps that were not designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to all of these interest rate swap contracts was CIBC.

Certain information related to the Company's derivative instruments as of September 30, 2024 is presented in the consolidated statements of assets and liabilities as follows:

As of September 30, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$186	$—	Other Assets
Interest rate swap	25,000	12/21/2028	215	—	Other Assets
Total	$50,000		$401	$—

Certain information related to the Company's derivative instruments as of December 31, 2023 is presented in the consolidated statements of assets and liabilities as follows:

As of December 31, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$—	$20	Derivative contracts payable, at fair value
Interest rate swap	25,000	12/21/2028	—	71	Derivative contracts payable, at fair value
Total	$50,000		$—	$91

The Company records its derivatives on a net basis in the consolidated statements of assets and liabilities. The Company has a master netting agreement with its derivative counterparty which allows for the right to offset by counterparty. As of September 30, 2024 there have been no offsets.

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2024, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended September 30, 2024	For the nine months ended September 30, 2024
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$—	$91
Total		$—	$91

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2023, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$—	$—
Total		$—	$—

Net realized gain (loss) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2024, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended September 30, 2024	For the nine months ended September 30, 2024
Interest rate swaps	Net realized gain (loss) on derivatives	$—	$(116)
Total		$—	$(116)

Net realized gain (loss) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2023, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
Interest rate swaps	Net realized gain (loss) on derivatives	$—	$—
Total		$—	$—

Each of the interest rate swap agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations. As of September 30, 2024, the termination fair value of derivatives in a net liability position related to these agreements was $0.1 million. As of September 30, 2024, the Company had not posted any collateral related to these agreements.

If the Company had breached any of these provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of September 30, 2024, the Company's asset coverage ratio was 208.52%.

The Company’s outstanding debt as of September 30, 2024 and December 31, 2023 was as follows (dollars in thousands):

	As of September 30, 2024				As of December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Facility	$300,000	$260,850	$260,850	$260,850	$300,000	$233,900	$233,900	$233,900
CIBC Facility(1)	-	-	-	-	75,000	7,770	7,770	7,770
SMBC Facility	195,000	62,000	62,000	62,000	—	—	—	—
2026 Notes(2)(3)	25,000	25,000	25,040	25,000	25,000	25,000	25,000	25,000
2028 Notes(2)(3)	25,000	25,000	25,054	25,000	25,000	25,000	25,000	25,000
Total borrowings outstanding	$545,000	$372,850	$372,944	$372,850	$425,000	$291,670	$291,670	$291,670

(1) On August 9, 2024, the Company repaid all amounts outstanding under the CIBC Facility, including outstanding borrowings and accrued interest, and terminated the CIBC Facility.

(2) Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(3) The carrying values of the 2026 Notes and the 2028 Notes as of September 30, 2024 are presented inclusive of an incremental $(0.2) million and $(0.2) million, each resulting from a hedge accounting relationship.

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

At September 30, 2024 and December 31, 2023, the carrying amount of the Company's borrowings under the JPM Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the JPM Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and nine months ended September 30, 2024 and 2023, respectively (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
JPM Facility interest	$5,114	$4,985	$14,930	$14,558
JPM Facility unused fees	74	83	276	273
Amortization of debt issuance costs	125	123	371	1,795
Total interest and financing expenses related to the JPM Facility	$5,313	$5,191	$15,577	$16,626
Weighted average outstanding debt balance of the JPM Facility	$261,307	$251,124	$251,684	$259,901
Weighted average interest rate of the JPM Facility (annualized)	7.8%	7.9%	7.9%	7.5%

CIBC Facility

On January 31, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (the “CIBC Credit Agreement” and the senior secured credit facility thereunder, the “CIBC Facility”) among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and CIBC Bank USA ("CIBC"), as administrative agent and as sole lead arranger. The CIBC Facility was guaranteed by VCCEH, and could have been guaranteed by certain domestic subsidiaries of the Company that would have been formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the CIBC Facility were used for general corporate purposes, including the funding of portfolio investments. The initial maximum principal amount of the CIBC Facility was $75 million, subject to availability under the borrowing base, which was based on the Company’s and Guarantor’s portfolio investments and other outstanding indebtedness. The CIBC Facility was secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions. The CIBC Facility's commitment termination date was January 31, 2026 and had a final maturity date of January 31, 2028.

The CIBC Facility bore interest from January 1, 2023 to January 31, 2026 (the "Availability Period") at an annual rate of: (i) with respect to interest based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) zero (the "ABR"), the ABR plus a margin equal to 1.500% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.500% per annum and after the Availability Period at an annual rate of: (i) with respect to interest based on the ABR, the ABR plus a margin equal to 1.750% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.750% per annum. CIBC, as the administrative agent, determines the reference rate. The Company paid a fee of 0.375% per annum on the average daily committed but unused amounts under the CIBC Facility during the first nine months of the CIBC Facility (January 31, 2023 up to but not including October 31, 2023), and thereafter, 0.375% if the average daily used amount of the commitment exceeds 25% of the total commitment or otherwise, 0.50%.

On August 9, 2024, the Company terminated in full (i) the CIBC Credit Agreement and the CIBC Facility, and (ii) the security interest over the collateral granted to CIBC as the lender pursuant to the CIBC Credit Agreement and the other Loan Documents (as defined in the CIBC Credit Agreement), each pertaining to the CIBC Facility. The CIBC Facility terminated upon the satisfaction of all obligations and liabilities of the Company to CIBC as the lender thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to CIBC. The termination was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.8 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three and nine months ended September 30, 2024 and 2023, respectively (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024(1)	2023	2024	2023
CIBC Facility interest	$490	$474	$1,715	$1,012
CIBC Facility unused fees	16	49	98	140
Amortization of debt issuance costs	26	53	143	142
Total interest and financing expenses related to the CIBC Facility	$532	$576	$1,956	$1,294
Weighted average outstanding debt balance of the CIBC Facility	$22,100	$24,000	$28,496	$17,675
Weighted average interest rate of the CIBC Facility (annualized)	8.8%	7.8%	8.0%	7.7%

(1) On August 9, 2024, the Company repaid all amounts outstanding under the CIBC Facility, including outstanding borrowings and accrued interest, and terminated the CIBC Facility.

SMBC Facility

On August 9, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (the “SMBC Credit Agreement” and the senior secured credit facility thereunder, the “SMBC Facility”) among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and Sumitomo Mitsui Banking Corporation, as administrative agent, sole book runner and lead arranger.

The SMBC Facility is guaranteed by VCCEH, a wholly owned subsidiary of the Company, and will be guaranteed by certain Guarantors. Proceeds of the SMBC Facility may be used for general corporate purposes, including the funding of portfolio investments.

The initial maximum principal amount of the SMBC Facility was $170,000,000, subject to availability under the borrowing base, which is based on the Company’s and Guarantors’ portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $400,000,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The SMBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

The availability period under the SMBC Facility will terminate on August 9, 2028 (the “SMBC Commitment Termination Date”) and the SMBC Facility will mature on August 9, 2029 (the “SMBC Maturity Date”). During the period from the SMBC Commitment Termination Date to the SMBC Maturity Date, the Company will be obligated to make mandatory prepayments under the SMBC Credit Agreement out of the proceeds of certain asset sales and other recovery events, equity and debt issuances and other returns of capital and extraordinary receipts.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 1.000% or 1.125% margin, or the alternate base rate plus a 2.000% or 2.125% margin depending on the SMBC Facilities ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility.

The SMBC Credit Agreement includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

On August 28, 2024, the Company closed an additional $25.0 million of commitments under the SMBC Facility increasing the maximum principal amount to $195,000,000.

At September 30, 2024, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SMBC Facility for the three and nine months ended September 30, 2024 and 2023, respectively (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
SMBC Facility interest	$716	$—	$716	$—
SMBC Facility unused fees	66	—	66	—
Amortization of debt issuance costs	51	—	51	—
Total interest and financing expenses related to the SMBC Facility	$833	$—	$833	$—
Weighted average outstanding debt balance of the SMBC Facility	$38,196	$—	$12,825	$—
Weighted average interest rate of the SMBC Facility (annualized)	7.5%	0.0%	7.5%	0.0%

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

At September 30, 2024, the fair value of the Notes approximated their amortized cost. As of September 30, 2024, the Notes would be deemed to be Level 3 securities, as described in Note 2.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the three and nine months ended September 30, 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
2026 Notes interest	$506	$—	$1,518	$—
2028 Notes interest	513	$—	$1,539	$—
Amortization of debt issuance costs	25	$—	$73	$—
Effect of interest rate swap	170		$560
Total	$1,214	$—	$3,690	$—
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	9.5%	$—	9.7%	$—
Weighted average outstanding balance	50,000	$—	50,000	$—

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

For the three months ended September 30, 2024, the Company incurred base management fees to the Adviser of $1.4 million. For the nine months ended September 30, 2024, the Company incurred base management fees to the Adviser of $4.2 million.

For the three months ended September 30, 2023, the Company incurred base management fees to the Adviser of $1.3 million. For the nine months ended September 30, 2023, the Company incurred base management fees to the Adviser of $3.8 million.

As of September 30, 2024, $1.4 million was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended September 30, 2024, the Company incurred an Income Incentive Fee of $1.8 million. For the nine months ended September 30, 2024, the Company incurred an Income Incentive Fee of $5.4 million.

For the three months ended September 30, 2023, the Company incurred an Income Incentive Fee of $1.8 million. For the nine months ended September 30, 2023, the Company incurred an Income Incentive Fee of $3.8 million.

As of September 30, 2024, $1.8 million was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2024 and 2023, the Company did not incur a Capital Gains Incentive Fee.

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

For the three and nine months ended September 30, 2024, the Company recorded administrator expenses of $0.3 million and $0.9 million, respectively.

For the three and nine months ended September 30, 2023, the Company recorded administrator expenses of $0.3 million and $0.9 million, respectively.

As of September 30, 2024, the Company had $0.3 million in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

As of December 31, 2023, the Company had $0.3 million in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

On June 2, 2022, the Administrator also entered into a sub-administration agreement with State Street Bank and Trust Company (the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and administrative services to the Company, subject to the oversight of the Administrator, including preparing certain financial information, providing certain treasury services, and providing certain fund accounting services. The Company, on behalf of the Administrator, will pay the Sub-Administrator fees for its services as it determines are commercially reasonable in its sole discretion and for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions.

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

On December, 20, 2022, Varagon advanced a Fronted Amount of $10.0 million to the Company. On December 28, 2022, the Company repaid $2.0 million thereof to Varagon. As of December 31, 2022, the Company had $8.0 million remaining due to Varagon, which is included in “Fronting amount payable” in the accompanying consolidated statements of assets and liabilities. On January 17, 2023, the Company repaid Varagon the remaining $8.0 million due to Varagon under the Fronting Letter. As of September 30, 2024, there were no Fronted Amounts advanced by the Company from Varagon.

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

Note 8. Commitments

Unfunded commitments

As of September 30, 2024 and December 31, 2023, the Company had commitments under loan and financing agreements to fund up to $58.0 million to 37 portfolio companies and $22.7 million to 29 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2024 and December 31, 2023 are shown in the table below (dollars in thousands):

	As of September 30, 2024	As of December 31, 2023
3G Intermediate, Inc.	1,333	—
3G Intermediate, Inc.	667	—
Accupac, LLC	564	564
ACP Vault Acquisition, Inc.	1,036	—
ACP Vault Acquisition, Inc.	1,943	—
ADPD Holdings, LLC	2	5
ADPD Holdings, LLC	9	12
ADPD Holdings, LLC	11	13
ADPD Holdings, LLC	2	—
Advanced Web Technologies Holding Company	274	—
AWT Merger Sub, Inc.	845	—
Adviser Investments, LLC	9	9
Adviser Investments, LLC	—	37
Bebright MSO, LLC	1,225	—
Bebright MSO, LLC	1,237	—
BPCP NSA Intermedco, Inc.	1,944	—
BPCP NSA Intermedco, Inc.	911	—
Boulder Scientific Company, LLC	—	625
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	105	210
Distinct Holdings, Inc.	1,590	—
Easy Ice, LLC	1,352	—
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	600	360
Eye Health America, LLC	804	1,092
Gen4 Dental Partners OPCO, LLC	2,927	—
Gen4 Dental Partners OPCO, LLC	585	—
Graffiti Buyer, Inc.	1,213	—
Fingerpaint Marketing, Inc.	—	14
Hissho Parent, LLC	635	—
HLSG Intermediate, LLC	—	1,655
Horizon Freight Holdings, Inc.	1,543	—
Horizon Freight Holdings, Inc.	1,543	—
Horizon Freight Holdings, Inc.	775	—
HTI Intermediate, LLC	536	—
HTI Intermediate, LLC	321	—
Hub Pen Company, LLC	629	—
USSC Holding Corp.	896	—
USSC Holding Corp.	518	—
JTM Foods LLC	2	3
KL Bronco Acquisition, Inc.	411	250
KL Bronco Acquisition, Inc.	1,250	1,786
KL Charlie Acquisition Company	52	—
Krayden Holdings, Inc.	1,251	—
Krayden Holdings, Inc.	837	386
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	386	405
Leiters, Inc.	167	244
M&D Midco, Inc.	6	11
M&D Midco, Inc.	—	10
MDI Buyer, Inc.	323	7
Municipal Emergency Services, Inc.	3,774	—
MWD Management, LLC	267	266
North Haven Stallone Buyer, LLC	187	333
OIS Management Services, LLC	4,441	—
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	176

Online Labels Group, LLC	11	10
Online Labels Group, LLC	9	9
Online Labels Group, LLC	9	9
POY Holdings, LLC	—	1,211
RFI Buyer, Inc.	11	12
Senior Direct Lending Program, LLC	9,770	8,557
SGA Dental Partners Opco, LLC	1,790	1,394
SI Holdings, Inc.	522	—
Techmer BB Bidco, LLC	12	32
Titan Group Holdco, LLC	586	—
Titan Group Holdco, LLC	586	—
Titan Group Holdco, LLC	455	—
Turbo Buyer, Inc.	—	760
United Musculoskeletal Partners Acquisition Holdings, LLC	—	562
US Health Partners Management, LLC	37	—
US Health Partners Management, LLC	11	—
Zavation Medical Products, LLC	164	—
Total Unfunded Commitments	$58,007	$22,714

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of September 30, 2024, the Company had cash of $21.2 million, available borrowings under the JPM Facility of $39.2 million, subject to borrowing base limitations, available borrowings under the SMBC Facility of $133.0 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

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

For the three and nine months ended September 30, 2024, the Company accrued $0.1 million and $0.2 million, respectively, for directors’ fees and expenses. For the three and nine months ended September 30, 2023, the Company accrued $0.1 million and $0.3 million, respectively, for directors' fees. As of September 30, 2024 and December 31, 2023, the Company had $0.1 million and $0.1 million respectively, in "Directors' fees and expenses payable" in the accompanying consolidated statements of assets and liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$12,858	$13,361	$37,659	$27,483
Weighted average shares outstanding	41,519,357	41,501,172	41,515,078	41,497,491
Earnings per share (basic and diluted)	$0.31	$0.32	$0.91	$0.66

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

As of September 30, 2024, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $7.2 million ($1.2 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, the Company held the Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of its shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through September 30, 2024 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through September 30, 2024 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,090	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Total					$99,868	38,100	$378

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

As of September 30, 2024, and December 31, 2023, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three and nine months ended September 30, 2024 and the year ended December 2023, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no uncertain tax positions as of and through September 30, 2024.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023 (dollars in thousands, except per share data):

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Per Share Data: (1)
Net asset value, beginning of period	$9.71	$9.73
Net investment income (loss)	0.91	0.76
Net unrealized appreciation (depreciation) on investments	0.02	(0.09)
Net realized gains (losses) on investments	—	(0.01)
Net realized gains (losses) on extinguishment of debt	(0.02)	—
Net increase (decrease) in net assets resulting from operations	0.91	0.66
Distributions of net investment income to shareholders (2)	(0.88)	(0.45)
Issuance of common stock	—	—
Net asset value per share, end of period	$9.74	$9.94
Number of shares outstanding, end of period	41,520,143	41,501,706
Total return based on net asset value (3)(4)	9.65%	6.99%
Net assets attributable to shareholders, end of period	$404,536	$412,728

Ratio to average net assets attributable to shareholders:
Average net assets	$404,484	$406,176
Total expenses (5)	11.11%	9.12%
Total expenses (other than incentive fee) (5)	9.78%	8.18%
Net investment income (5)	12.94%	10.86%
Interest expense and credit facility fees (5)	7.28%	5.78%

Ratios/Supplemental Data:
Asset coverage, end of period (6)	208.52%	255.51%
Weighted average shares outstanding	41,515,078	41,497,491
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%
Average debt outstanding (7)	$343,005	$277,575
Average debt outstanding per share	$8.26	$6.69
Portfolio turnover (4)	17.38%	5.51%
Year of formation	2019	2019

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

Note 13. Subsequent Events

Management has evaluated subsequent events through November 12, 2024, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2024 except as disclosed below:

Dividend Declaration

On November 6, 2024, the Board declared a dividend of $0.2392 per share and a special dividend of $0.0675 per share, both payable on January 17, 2025 to shareholders of record as of the close of business on December 31, 2024.

Pricing of CLO Transaction

On October 31, 2024, the Company through its wholly-owned indirect subsidiary, VCC CLO, priced a $493.77 million term debt securitization (the “CLO Transaction”). The CLO Transaction is expected to close on or about November 26, 2024 (the “Closing”). The VCC CLO Secured Debt (as defined below) to be issued by VCC CLO in the CLO Transaction will be secured by a portfolio of collateral obligations consisting primarily of middle market loans and participation interests therein.

The CLO Transaction is expected to be executed through (i) a private placement of several securities (collectively, “VCC CLO Secured Debt”), which include the Class A-1 Senior Secured Floating Rate Notes, the Class A-2 Senior Secured Floating Rate Loans, the Class B Senior Secured Floating Rate Notes, the Class B Senior Secured Floating Rate Loans, and the Class C Mezzanine Secured Deferrable Floating Rate Notes and (ii) a purchase by VCC CLO Depositor of the subordinated notes issued by VCC CLO (the “Subordinated Notes” and, together with the VCC CLO Secured Debt, the “VCC CLO Debt”).

The Company, through VCC CLO Depositor, is expected to acquire 100% of the Subordinated Notes at the Closing. The Company will be required to retain the Subordinated Notes in accordance with the U.S. Risk Retention Rules at and after the Closing. The Subordinated Notes will not bear interest.

The Company expects that the VCC CLO Debt will mature on October 20, 2036, unless otherwise redeemed earlier in accordance with the terms of the indenture governing the VCC CLO Debt, to be executed at the Closing (the “Indenture”). The VCC CLO Secured Debt will be the secured obligations of VCC CLO, and the Indenture will include customary covenants and events of default.

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

The Company has a wholly owned subsidiary, VCC Equity Holdings, LLC ("VCCEH”), that is taxed as a corporation for U.S. federal income tax purposes. VCCEH was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code, and the assets held by VCCEH are pledged as collateral supporting the amounts outstanding under the CIBC Facility (as discussed below). VCCEH also guarantees the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings"). In addition, the Company has three other wholly owned subsidiaries, VCC Funding, LLC ("VCCF"), a bankruptcy remote special purpose entity, whose assets are pledged as collateral supporting the amounts outstanding under the JPM Facility (as discussed below), Varagon SDLP, LLC (“VSDLP”), which holds the Company's interest in the SDLP (as defined below), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor"), which in turn wholly owns VCC CLO 1, LLC ("VCC CLO"). VCC CLO Depositor and VCC CLO were formed for the purpose of issuing a term debt securitization. VCCEH, VCCF, VSDLP, and VCC CLO Depositor are each direct wholly owned subsidiaries of the Company and VCC CLO is an indirect wholly owned subsidiary of the Company, and as such are consolidated in the Company's consolidated financial statements commencing from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of September 30, 2024, the Company's asset coverage ratio was 208.52%.

Portfolio and Investment Activity

As of September 30, 2024, our portfolio had a fair value of approximately $765.7 million. The following table summarizes our portfolio and investment activity during the nine months ended September 30, 2024 (dollars in thousands):

For the nine months ended September 30, 2024
Investments made in new portfolio companies	$82,674
Investments made in existing portfolio companies	120,080
Aggregate amount in exits and repayments	(127,385)
Net investment activity	$75,369

Portfolio Companies, at beginning of period	85
Number of new portfolio companies	17
Number of exited portfolio companies	(7)
Portfolio companies, at end of period	95

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$593,871	76.4%	$587,588	76.7%
Equity	4,762	0.6	4,361	0.6
Subordinated Certificates of the SDLP	179,126	23.0	173,772	22.7
Total Investments	$777,759	100.0%	$765,721	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024		As of December 31, 2023
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	11.5%	12.3%	11.7%	12.4%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	14.5%	15.0%	14.3%	14.6%
Total	12.2%	12.9%	12.4%	13.0%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of September 30, 2024 and 2.0 as of December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	As of September 30, 2024		As of December 31, 2023
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$21,638	2.8%	$7,924	1.2%
2	$704,194	92.0	654,568	95.4
3	$39,889	5.2	23,545	3.4
4	$—	—	—	—
5	$—	—	—	—
Total	$765,721	100.0%	$686,037	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$772,997	100.0%	$694,624	100.0%
Non-Accrual	—	—	—	—
Total	$772,997	100.0%	$694,624	100.0%

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of September 30, 2024 and December 31, 2023, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of September 30, 2024 and December 31, 2023, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated

Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of September 30, 2024 and December 31, 2023, the Company has funded $182.0 million and $189.7 million, respectively, of its commitment to the SDLP and had $24.3 million and $16.6 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $179.1 million and $173.8 million, respectively, as of September 30, 2024, and $188.5 million and $184.5 million, respectively, as of December 31, 2023. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 14.5% and 15.0%, respectively, as of September 30, 2024, and 14.3% and 14.6%, respectively, as of December 31, 2023. For the three and nine months ended September 30, 2024, the Company earned interest income of $6.5 million and $21.5 million, respectively, from its investment in the Subordinated Certificates. For the three and nine months ended September 30, 2023, the Company earned interest income of $6.9 million and $19.2 million, respectively, from its investment in the Subordinated Certificates. As of September 30, 2024 and December 31, 2023, $6.5 million and $6.8 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of September 30, 2024 and December 31, 2023, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2024, loans in one portfolio company was on non-accrual status. As of December 31, 2023, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2024 and December 31, 2023 (dollars in millions):

	As of September 30, 2024	As of December 31, 2023
Total first lien senior secured loans(1)	$4,889	$5,431
Largest loan to a single borrower(1)	$367	$370
Total of five largest loans to borrower(1)	$1,686	$1,650
Number of borrowers in the SDLP	19	22
Commitments to fund delayed draw loans (2)	$291	$260

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of September 30, 2024 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.95%	8/31/2027	$156,379	$156,379	$156,379	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.95%	8/31/2027	45,561	45,561	45,561	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.95%	8/31/2027	40,794	40,794	40,794	(2)
Precinmac (US) Holdings Inc.	Term Loan	SOFR	+	6.00%	(M)	10.95%	8/31/2027	11,390	11,390	11,390	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	11.83%	11/2/2029	273,096	273,096	273,096	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	11.83%	11/2/2029	3,155	3,155	3,155	(2)
									530,375	530,375
Automobile Components
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.46%	8/31/2028	173,104	173,104	154,063	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.46%	8/31/2028	35,708	35,708	31,780	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.46%	8/31/2028	41,008	41,008	36,497	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	7.71%	8/31/2028	25,465	25,465	22,664	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	10.46%	8/31/2028	2,326	2,326	2,070	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	13.12%	5/19/2027	200,710	200,709	158,561	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	12.60%	5/19/2027	33,608	33,559	26,551	(2)
									511,879	432,186
Chemicals
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.53%	7/26/2030	118,611	118,611	116,239	(2)
									118,611	116,239
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.63%	8/20/2031	226,650	226,650	226,650	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.63%	8/20/2031	82,538	82,538	82,538	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.26%	10/13/2027	196,370	196,370	192,443	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	11.26%	10/13/2027	46,951	46,951	46,012	(2)
									552,509	547,643
Construction & Engineering
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.03%	11/21/2029	260,562	260,562	260,562	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(Q)	11.03%	11/21/2029	53,811	53,811	53,811	(2)
									314,373	314,373
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.20%	3/30/2026	168,750	168,750	168,750	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.20%	3/30/2026	4,219	4,219	4,219	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	10.20%	3/30/2026	64,487	64,487	64,487	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	3/30/2026	83,353	83,353	83,353	(2)
									320,809	320,809
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	10.95%	12/10/2026	175,766	175,766	147,644	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	10.95%	12/10/2026	29,069	29,069	24,418	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	10.95%	12/10/2026	13,863	13,863	11,645	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(M)	10.95%	12/10/2026	46,771	46,771	39,288	(2)
									265,469	222,995
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	—	—	(2)(3)
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	9.35%	7/31/2031	229,508	229,508	227,213	(2)
									229,508	227,213
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.85%	6/29/2029	167,875	167,875	167,875	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.35%	6/29/2029	59,850	59,850	59,850	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	10.49%	6/29/2029	20,850	20,850	20,721	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.63%	4/1/2030	231,667	231,667	231,667	(2)

Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.63%	4/1/2030	43,583	43,583	43,583	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.63%	4/1/2030	4,469	4,469	4,469	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.71%	6/8/2026	102,638	102,638	102,638	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.00%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.66%	6/8/2026	24,483	24,483	24,483	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	10.50%	6/8/2026	74,355	74,355	74,355	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.25%	6/8/2026	108,604	108,604	108,604	(2)
									888,374	888,245
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	10.45%	11/9/2027	300,825	300,825	291,800	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.45%	11/9/2027	26,460	26,460	25,666	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	10.45%	11/9/2027	40,044	40,044	38,843	(2)
									367,329	356,309
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	204,579	204,579	204,579	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	57,868	57,868	57,868	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	24,275	24,275	24,275	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.70%	12/2/2026	14,438	14,438	14,438	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.45%	12/2/2026	22,694	22,694	22,694	(2)
									323,854	323,854
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.35%	10/26/2027	220,501	220,501	220,501	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.45%	10/26/2027	34,677	34,677	34,677	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	10.35%	10/26/2027	12,915	12,915	12,915	(2)
									268,093	268,093
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	5.75%	(S)	10.70%	12/14/2027	32,913	32,913	32,913	(2)
									32,913	32,913

Total Investments, September 30, 2024									$4,724,096	$4,581,247

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of September 30, 2024.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of September 30, 2024.

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

(3) The investment was on non-accrual status as of December 31, 2023.

(4) The December 31, 2022 presentation has been revised to conform to the December 31, 2023 presentation.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,724 and $5,267, respectively)	$4,581	$5,129
Restricted cash	137	150
Other Assets	32	42
Total assets	$4,750	$5,321

Senior notes	$3,319	$3,705
Intermediate funding notes	125	139
Interest payable	74	79
Other liabilities	56	57
Total liabilities	3,574	3,980
Members' capital	1,176	1,341
Total liabilities and members' capital	$4,750	$5,321

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Selected Consolidated Statement of Operation Information:
Total revenues	$137	$145	$420	$421
Total expenses	79	83	241	236
Net unrealized appreciation/(depreciation)	68	154	(4)	69
Net realized gain/(loss)	(93)	(148)	(93)	(148)
Net income/(loss)	$33	$68	$82	$106
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

After performing the investment analysis and income analysis for the three and nine months ended September 30, 2024, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Results of Operations

Our operating results for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Total investment income	$24,401	$21,228	$72,815	$60,705
Total expenses (including excise tax expense)	12,112	10,006	35,033	29,093
Net investment income	12,289	11,222	37,782	31,612
Net realized gain (loss)	(816)	(391)	(753)	(391)
Net change in unrealized appreciation (depreciation)	1,385	2,530	630	(3,738)
Net increase in net assets resulting from operations	$12,858	$13,361	$37,659	$27,483
Net investment income per share - basic and diluted	$0.30	$0.27	$0.91	$0.76
Net increase in net assets resulting from operations per share - basic and diluted	$0.31	$0.32	$0.91	$0.66

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

Investment income increased to $24.4 million and $72.8 million for the three and nine months ended September 30, 2024, respectively, from $21.2 million and $60.7 million for the comparable period in the prior year, primarily due to increased investment activity driven by an increase in our deployed capital and an increase in interest income from our portfolio investments and, to a lesser extent, fee income.

Operating Expenses

Expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Base management fees	$1,442	$1,266	$4,199	$3,794
Income-based incentive fees	1,837	1,810	5,380	3,828
Professional fees	469	537	1,663	1,559
Administrator expenses	270	271	905	901
Interest expenses	7,509	5,459	20,978	15,570
Credit facility fees	383	308	1,078	2,350
Directors’ fees and expenses	79	102	230	265
Organizational expenses	—	93	155	286
Insurance expenses	19	95	172	290
Other general and administrative	104	63	273	248
Excise tax expense	—	2	—	2
Total expenses	$12,112	$10,006	$35,033	$29,093

Total expenses increased to $12.1 million and $$35.0 million for the three and nine months ended September 30, 2024, respectively, from $10.0 million and $29.1 million for the three and nine months ended September 30, 2023.

Management and Incentive Fees

The increase in management and incentive fees for the three and nine months ended September 30, 2024 from the comparable periods in the prior year were primarily driven by our increasing invested balance.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees increased to $7.9 million and $22.1 million, respectively, for the three and nine months ended September 30, 2024 from $5.8 million and $17.9 million, respectively, for the three and nine months ended September 30, 2023. The increase was primarily attributable to increased expenses related to the issuance of the Notes (as defined below) on December 21, 2023 as well as the increased usage of our Credit Facilities. Expenses during the period ended June 30, 2023 included an acceleration of debt financing costs in the amount of $1.4 million related to the Amendment (as defined below) of the JPM Facility (as defined below), see "JPM Facility" below for more information.

Net Realized Gains/Losses

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three months ended September 30, 2024, we had a realized loss of $(0.8) million due to the extinguishment of the CIBC Facility. For the nine months ended September 30, 2024, we had a net realized loss of $(0.8) million which was due to the loss on the extinguishment of the CIBC Facility, a loss realized from the winddown of two interest rate swaps during the period, slightly offset by an escrow payment from a previously realized investment.

For the three and nine months ended September 30, 2023, we had $(0.4) million and $(0.4) million, respectively, of realized losses, due to the disposition of one of our portfolio companies.

Net Change in Unrealized Appreciation/Depreciation

For the three and nine months ended September 30, 2024, we had $1.4 million and $0.6 million, respectively, of unrealized appreciation on portfolio investments.

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

Net Increase in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2024, the net increase in net assets resulting from operations was $12.9 million or $0.31 per share and $37.7 million or $0.91 per share, respectively. For the three and nine months ended September 30, 2023, the net increase in net assets resulting from operations was $13.4 million or $0.32 per share and $27.5 million and $0.66 per share, respectively.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds from drawdowns of our capital commitments to purchase shares of our common stock pursuant to our private offering of our shares (the "Offering"), (ii) cash flows from our operations, (iii) proceeds from net borrowings on the JPM Facility and the SMBC Facility and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings under the JPM Facility and the SMBC Facility and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies in accordance with our investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) providing capital to the SDLP through the Subordinated Certificates, (iii) the cost of operations (including paying the Adviser), (iv) debt service and other financing costs of any borrowings, (v) any cash distributions to the holders of our common stock, and (vi) general working capital purposes. We will also pay operating expenses, including advisory and administrative fees and expenses, and may pay other expenses such as due diligence expenses of potential new investments, from the net proceeds of the Offering.

Equity

We are authorized to issue 500,000,000 shares of common stock at $0.01 par value per share.

On March 29, 2022, in connection with its seed audit, we issued 100 shares of common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022 in connection with the Merger.

As of September 30, 2024, we had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $7.2 million ($1.2 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through September 30, 2024 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through September 30, 2024 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,090	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Total					$99,868	38,100	$378

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of September 30, 2024.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
JPM Facility interest	$5,114	$4,985	$14,930	$14,558
JPM Facility unused fees	74	83	276	273
Amortization of debt issuance costs	125	123	371	1,795
Total interest and financing expenses related to the JPM Facility	$5,313	$5,191	$15,577	$16,626
Weighted average outstanding debt balance of the JPM Facility	$261,307	$251,124	$251,684	$259,901
Weighted average interest rate of the JPM Facility (annualized)	7.8%	7.9%	7.9%	7.5%

CIBC Facility

On January 31, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (the “CIBC Credit Agreement” and the senior secured credit facility thereunder, the “CIBC Facility”) among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and CIBC Bank USA ("CIBC"), as administrative agent and as sole lead arranger. The CIBC Facility was guaranteed by VCCEH, and could have been guaranteed by certain domestic subsidiaries of the Company that would have been formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the CIBC Facility were used for general corporate purposes, including the funding of portfolio investments. The initial maximum principal amount of the CIBC Facility was $75 million, subject to availability under the borrowing base, which was based on the Company’s and Guarantor’s portfolio investments and other outstanding indebtedness. The CIBC Facility was secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions. The CIBC Facility's commitment termination date was January 31, 2026 and had a final maturity date of January 31, 2028.

The CIBC Facility bore interest from January 1, 2023 to January 31, 2026 (the "Availability Period") at an annual rate of: (i) with respect to interest based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) zero (the "ABR"), the ABR plus a margin equal to 1.500% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.500% per annum and after the Availability Period at an annual rate of: (i) with respect to interest based on the ABR, the ABR plus a margin equal to 1.750% per annum; and (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equal to 2.750% per annum. CIBC, as the administrative agent determines the reference rate. The Company paid a fee of 0.375% per annum on the average daily committed but unused amounts under the CIBC Facility during the first nine months of the CIBC Facility (January 31, 2023 up to but not including October 31, 2023), and thereafter, 0.375% if the average daily used amount of the commitment exceeds 25% of the total commitment or otherwise, 0.50%.

On August 9, 2024, the Company terminated in full (i) the CIBC Credit Agreement and the CIBC Facility, and (ii) the security interest over the collateral granted to CIBC as the lender pursuant to the CIBC Credit Agreement and the other Loan Documents (as defined in the CIBC Credit Agreement), each pertaining to the CIBC Facility. The CIBC Facility terminated upon the satisfaction of all obligations and liabilities of the Company to CIBC as the lender thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to CIBC. The termination was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.8 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024(1)	2023	2024	2023
CIBC Facility interest	$490	$474	$1,715	$1,012
CIBC Facility unused fees	16	49	98	140
Amortization of debt issuance costs	26	53	143	142
Total interest and financing expenses related to the CIBC Facility	$532	$576	$1,956	$1,294
Weighted average outstanding debt balance of the CIBC Facility	$22,100	$24,000	$28,496	$17,675
Weighted average interest rate of the CIBC Facility (annualized)	8.8%	7.8%	8.0%	7.7%

(1) On August 9, 2024, the Company repaid all amounts outstanding under the CIBC Facility, including outstanding borrowings and accrued interest, and terminated the CIBC Facility.

SMBC Facility

On August 9, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (the “SMBC Credit Agreement” and the senior secured credit facility thereunder, the “SMBC Facility”) among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and Sumitomo Mitsui Banking Corporation, as administrative agent, sole book runner and lead arranger.

The SMBC Facility is guaranteed by VCCEH, a wholly owned subsidiary of the Company, and will be guaranteed by certain Guarantors. Proceeds of the SMBC Facility may be used for general corporate purposes, including the funding of portfolio investments.

The initial maximum principal amount of the SMBC Facility was $170,000,000, subject to availability under the borrowing base, which is based on the Company’s and Guarantors’ portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $400,000,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The SMBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

The availability period under the SMBC Facility will terminate on August 9, 2028 (the “SMBC Commitment Termination Date”) and the SMBC Facility will mature on August 9, 2029 (the “SMBC Maturity Date”). During the period from the SMBC Commitment Termination Date to the SMBC Maturity Date, the Company will be obligated to make mandatory prepayments under the SMBC Credit Agreement out of the proceeds of certain asset sales and other recovery events, equity and debt issuances and other returns of capital and extraordinary receipts.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 1.000% or 1.125% margin, or the alternate base rate plus a 2.000% or 2.125% margin depending on the SMBC Facilities ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility.

The SMBC Credit Agreement includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

On August 28, 2024, the Company closed an additional $25.0 million of commitments under the SMBC Facility increasing the maximum principal amount to $195,000,000.

At September 30, 2024, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SMBC Facility for the three and nine months ended September 30, 2024 and 2023, respectively (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
SMBC Facility interest	$716	$—	$716	$—
SMBC Facility unused fees	66	—	66	—
Amortization of debt issuance costs	51	—	51	—
Total interest and financing expenses related to the SMBC Facility	$833	$—	$833	$—
Weighted average outstanding debt balance of the SMBC Facility	$38,196	$—	$12,825	$—
Weighted average interest rate of the SMBC Facility (annualized)	7.5%	0.0%	7.5%	0.0%

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

At September 30, 2024, the carrying amount of the Notes approximated their fair value.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
2026 Notes interest	$506	$—	$1,518	$—
2028 Notes interest	513	$—	$1,539	$—
Amortization of debt issuance costs	25	$—	$73	$—
Effect of interest rate swap	170		$560
Total	$1,214	$—	$3,690	$—
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	9.5%	$—	9.7%	$—
Weighted average outstanding balance	50,000	$—	50,000	$—

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2024 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
JPM Facility	$260,850	$—	$—	$260,850	$—
SMBC Facility	62,000	—	—	62,000	—
2026 Notes	25,000	—	25,000	—	—
2028 Notes	25,000	—	—	25,000	—
Total debt obligations	$372,850	$—	$25,000	$347,850	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2024 and December 31, 2023, we had commitments under loan and financing agreements to fund up to $58.0 million to 37 portfolio companies and $22.7 million to 29 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2024 and December 31, 2023 are shown in the table below (dollars in thousands):

	As of September 30, 2024	As of December 31, 2023
3G Intermediate, Inc.	1,333	—
3G Intermediate, Inc.	667	—
Accupac, LLC	564	564
ACP Vault Acquisition, Inc.	1,036	—
ACP Vault Acquisition, Inc.	1,943	—
ADPD Holdings, LLC	2	5
ADPD Holdings, LLC	9	12
ADPD Holdings, LLC	11	13
ADPD Holdings, LLC	2	—
Advanced Web Technologies Holding Company	274	—
AWT Merger Sub, Inc.	845	—
Adviser Investments, LLC	9	9
Adviser Investments, LLC	—	37
Bebright MSO, LLC	1,225	—
Bebright MSO, LLC	1,237	—
BPCP NSA Intermedco, Inc.	1,944	—
BPCP NSA Intermedco, Inc.	911	—
Boulder Scientific Company, LLC	—	625
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	105	210
Distinct Holdings, Inc.	1,590	—
Easy Ice, LLC	1,352	—
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	600	360
Eye Health America, LLC	804	1,092
Gen4 Dental Partners OPCO, LLC	2,927	—
Gen4 Dental Partners OPCO, LLC	585	—
Graffiti Buyer, Inc.	1,213	—
Fingerpaint Marketing, Inc.	—	14
Hissho Parent, LLC	635	—
HLSG Intermediate, LLC	—	1,655
Horizon Freight Holdings, Inc.	1,543	—
Horizon Freight Holdings, Inc.	1,543	—
Horizon Freight Holdings, Inc.	775	—
HTI Intermediate, LLC	536	—
HTI Intermediate, LLC	321	—
Hub Pen Company, LLC	629	—
USSC Holding Corp.	896	—
USSC Holding Corp.	518	—
JTM Foods LLC	2	3
KL Bronco Acquisition, Inc.	411	250
KL Bronco Acquisition, Inc.	1,250	1,786
KL Charlie Acquisition Company	52	—
Krayden Holdings, Inc.	1,251	—
Krayden Holdings, Inc.	837	386
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	386	405
Leiters, Inc.	167	244
M&D Midco, Inc.	6	11
M&D Midco, Inc.	—	10
MDI Buyer, Inc.	323	7
Municipal Emergency Services, Inc.	3,774	—
MWD Management, LLC	267	266
North Haven Stallone Buyer, LLC	187	333
OIS Management Services, LLC	4,441	—
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	176

Online Labels Group, LLC	11	10
Online Labels Group, LLC	9	9
Online Labels Group, LLC	9	9
POY Holdings, LLC	—	1,211
RFI Buyer, Inc.	11	12
Senior Direct Lending Program, LLC	9,770	8,557
SGA Dental Partners Opco, LLC	1,790	1,394
SI Holdings, Inc.	522	—
Techmer BB Bidco, LLC	12	32
Titan Group Holdco, LLC	586	—
Titan Group Holdco, LLC	586	—
Titan Group Holdco, LLC	455	—
Turbo Buyer, Inc.	—	760
United Musculoskeletal Partners Acquisition Holdings, LLC	—	562
US Health Partners Management, LLC	37	—
US Health Partners Management, LLC	11	—
Zavation Medical Products, LLC	164	—
Total Unfunded Commitments	$58,007	$22,714

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three and nine months ended September 30, 2024, the Company earned PIK interest of $0.7 million and $1.2 million, respectively. For the three and nine months ended September 30, 2023, the Company earned PIK interest of $0.1 million and $0.3 million, respectively, reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and nine months ended September 30, 2024, the Company did not earn any PIK fee income, respectively. For the three and nine months ended September 30, 2023, the Company earned $7,524 and $7,524 of PIK fee income, respectively.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of September 30, 2024 and December 31, 2023.

Recent Developments

Dividend Declaration

On November 6, 2024, the Board declared a dividend of $0.2392 per share and a special dividend of $0.0675 per share, both payable on January 17, 2025 to shareholders of record as of the close of business on December 31, 2024.

Pricing of CLO Transaction

On October 31, 2024, we, through VCC CLO, priced a $493.77 million term debt securitization (the “CLO Transaction”). The CLO Transaction is expected to close on or about November 26, 2024 (the “Closing”). The VCC CLO Secured Debt (as defined below) to be issued by VCC CLO in the CLO Transaction will be secured by a portfolio of collateral obligations consisting primarily of middle market loans and participation interests therein.

The CLO Transaction is expected to be executed through a private placement of several securities (collectively, “VCC CLO Secured Debt”), which include the Class A-1 Senior Secured Floating Rate Notes, Class A-2 Senior Secured Floating Rate Loans, Class B Senior Secured Floating Rate Notes, Class B Senior Secured Floating Rate Loans, and Class C Mezzanine Secured Deferrable Floating Rate Notes. Additionally, it includes a purchase by VCC CLO Depositor of the subordinated notes issued by VCC CLO (the “Subordinated Notes” and, together with the VCC CLO Secured Debt, the “VCC CLO Debt”).

We, through VCC CLO Depositor, are expected to acquire 100% of the Subordinated Notes at the Closing and will be required to retain the Subordinated Notes in accordance with the U.S. Risk Retention Rules at and after the Closing. The Subordinated Notes will not bear interest.

We expect that the VCC CLO Debt will mature on October 20, 2036, unless otherwise redeemed earlier in accordance with the terms of the indenture governing the VCC CLO Debt, to be executed at the Closing (the “Indenture”).

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

Since March 2022, the Federal Reserve raised interest rates bringing rates to the 5.25% to 5.50% range. Although the Federal Reserve left its benchmark rates steady in the second quarter of 2024, it subsequently cut the federal funds rate by 50 basis points in September 2024 and an additional 25 basis points in November 2024 following improved inflation data. While the Federal Reserve indicated that there may be additional rate cuts in 2024, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could force the United States into a recession. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings. Furthermore, in a lower interest rate environment, we could face a situation where our outstanding debt obligations carry higher coupon payments than newly issued debt, resulting in an increase in relative borrowing costs unless we are able to refinance at more favorable terms.

As of September 30, 2024, all income producing investments in our portfolio and the outstanding borrowings under our credit facilities were at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2024, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense (1)	Investment Income
Up 300 basis points	$22,800	$11,200	$11,600
Up 200 basis points	15,200	7,500	$7,700
Up 100 basis points	7,600	3,700	$3,900
Down 100 basis points	(7,600)	(3,700)	$(3,900)
Down 200 basis points	(15,200)	(7,500)	$(7,700)
Down 300 basis points	(22,800)	(11,200)	$(11,600)

(1) Includes the impact to interest expenses related to the interest rate swaps.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Senior Secured Revolving Credit Agreement, dated August 9, 2024, by and among Varagon Capital Corporation, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, the issuing banks party thereto, and the lenders party thereto (4).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed here within.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on May 27, 2022.
(2)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form 10 filed on July 15, 2022.
(3)	Incorporated by reference to the Registrant’s Amendment No.2 to the Registration Statement on Form 10 filed on July 22, 2022.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 12, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: November 12, 2024	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer