Form 10-K
period 2024-12-31
Varagon Capital Corp
filed 2025-03-21
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

As of December 31, 2024, there was no established public market for the Registrant’s common stock.

As of March 21, 2025, the registrant had 41,527,752 shares of common stock, $0.01 par value per share, outstanding.

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year are incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
•
the term "Man Group" refers to Man Group plc; and
•
the term “assets under management” refers to total capital commitments, including capital legally committed from equity investors in Varagon’s discretionary and non-discretionary vehicles under management and financing from leverage providers. As of December 31, 2024, of the approximately $13.6 billion of assets under management, approximately $13.0 billion was held in discretionary vehicles under management and approximately $0.6 billion was held in non-discretionary vehicles under management.

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
•
interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•
the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy generally;
•
the elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the impact of geopolitical conditions, including increased tariffs and trade barriers, the ongoing conflicts between Ukraine and Russia and ongoing conflict in the Middle East, and its impact on financial market volatility, global economic market, and various sectors, industries and markets for commodities globally;
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

Item 1. Business

The Company — Varagon Capital Corporation

We are a Maryland corporation and an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Substantially concurrent with the Initial Closing (as defined below) and immediately prior to our election to be regulated as a BDC, Varagon Fund I, L.P. (“VF1”), a Delaware limited partnership that was formed on February 29, 2016 and a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act, merged with and into the Company, with the Company continuing in existence as the surviving entity in the merger (the “Merger”). As a result of the Merger, we acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”), in exchange for shares of our common stock. In addition, immediately prior to our election to be regulated as a BDC, the Company purchased a portfolio of existing loans (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser using proceeds from the Initial Closing and borrowings under its credit facility with JPMorgan Chase Bank, National Association. On the date of the Initial Closing, immediately following the purchase of the Initial Portfolio, we elected to be regulated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). If we fail to qualify as a RIC for any taxable year, we will be subject to U.S. federal income tax imposed at corporate rates on any net taxable income for such year.

Investment Objective: Our investment objective is to generate current income with a focus on capital preservation and, to a lesser extent, capital appreciation by investing primarily in directly-originated leveraged loans to U.S. middle market companies. We invest in senior secured loans, but also may selectively invest in second lien and subordinated or mezzanine loans of, and equity and equity-related securities in, U.S. middle market companies. We will invest in securities that are rated below investment grade by rating agencies (which are often referred to as “junk”) or that would be rated below investment grade if they were rated. There are no assurances that we will achieve our investment objective.

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

Varagon Capital Partners, L.P.

Launched in 2014, Varagon is a leading direct lender to performing, sponsor-backed U.S. middle market companies, with approximately $13.6 billion of assets under management as of December 31, 2024. On July 5, 2023, Varagon entered into an Agreement and Plan of Merger with affiliates of Man Group, pursuant to which, on September 6, 2023, an indirect subsidiary of Man Group merged with and into Varagon, with Varagon surviving the merger as an indirect subsidiary of Man Group (the "Transaction"). Following the consummation of the Transaction, Man Group own a majority interest in Varagon and Varagon management owns, directly or indirectly a minority interest in Varagon. Varagon believes that Man Group's extensive distribution network and operational expertise is expected to support and grow Varagon's direct lending platform.

Varagon offers complete financing solutions through a flexible and competitive product suite to middle market businesses with EBITDA generally between $10 million and $75 million. From inception (June 2014) to December 31, 2024, Varagon has invested and managed (including co-investments) over $30.0 billion in performing, senior secured loan investments across more than 349 borrowers.

Varagon believes it has built a platform with a senior management team that has extensive experience investing across the capital structure. Varagon’s senior management team members share a common investment philosophy built on a framework of assessing companies with a disciplined, fundamentals-based, deep value-approach. As of December 31, 2024, Varagon had 76 employees, 43 of whom are dedicated investment professionals, with three primary offices located in New York, New York, Fort Worth, Texas, and Chicago, Illinois. Man Group is a global active investment management firm focused on delivering attractive risk adjusted performance for clients. Headquartered in London, Man Group manages $168.6 billion in assets under management as of December 31, 2024, and operates across multiple offices globally. Man Group is listed on the London Stock Exchange under the ticker “EMG” and is a constituent of the FTSE 250 Index.

Investment Advisory Agreement

On June 2, 2022, the Company entered into an investment advisory agreement with the Adviser. In connection with the Transaction, the Company entered into a new investment agreement between the Company and the Adviser (the "Prior Investment Advisory Agreement"), which was materially identical to the investment advisory agreement, dated June 2, 2022, and became effective on September 6, 2023. At a meeting of the Company's shareholders held on June 12, 2024, the Company's shareholders voted to approve an amended investment advisory agreement by and between the Company and the Adviser (the "Investment Advisory Agreement").

The Investment Advisory Agreement amended the Prior Investment Advisory Agreement as follows:

(i)
reduced the incentive fee payable by the Company to the Adviser following an initial public offering or a listing of the common stock on a national securities exchange (a "Public Listing") from 20% of all remaining Pre-Incentive Fee Net Investment Income (as defined below) above the “catch-up” to 17.5% of all remaining Pre-Incentive Fee Net Investment Income above the “catch-up”; and

(ii)
more accurately reflects the original intent of the parties with respect to the “three-year look back” by revising the description of the calculation of the Income Incentive Fee (as defined below) to explicitly account for the “three-year look back” and specifically referring to the “aggregate” Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters (as defined below) in the description of the calculation; therefore, the foregoing change is clarifying in nature and neither reflects a change in the actual calculation of the Income Incentive Fee nor would result in any change in the fees payable by the Adviser.

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

Base Management Fee

Pursuant to the Investment Advisory Agreement, prior to a Public Listing, the Company pays to the Adviser a fee (the “Management Fee”) for management services in an amount equal to an annual rate of 0.75% of the Company's "Adjusted Gross Assets." The Company's Adjusted Gross Assets is the average of the accreted or amortized cost basis of the Company's portfolio investments, excluding cash and cash equivalents and undrawn capital commitments at the end of the two most recently completed fiscal quarters (and, in the case of the first quarter-end following the Initial Closing, at the end of such fiscal quarter-end). The Management Fee is payable quarterly in arrears. Pursuant to the Investment Advisory Agreement, beginning with the first full calendar quarter following Public Listing, the Company will pay to the Adviser the Management Fee in an amount equal to an annual rate of 1.00% of the Adjusted Gross Assets payable quarterly in arrears (and, in the case of the first full calendar quarter-end following a Public Listing, at the end of such fiscal quarter-end).

Incentive Fee

Pursuant to the Investment Advisory Agreement, the Company pays to the Adviser an incentive fee consisting of two components – an incentive fee based on a percentage of net investment income (the "Income Incentive Fee") and an incentive fee based on a percentage of capital gains (the "Capital Gains Incentive Fee"). The two components of the incentive fee are independent of each other and therefore, one component may be payable to the Adviser even if the other component is not payable to the Adviser.

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

(ii)
100% of the excess of the Company’s aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate until the Adviser has received a “catch-up” equal to 12.5% of the aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters; and
(iii)
12.5% of the Company’s remaining aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters, if any, that exceeds the “catch-up.”

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

(ii)
100% of the excess of the Company’s aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate until the Adviser has received a “catch-up” equal to 17.5% of the aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters; and

(iii)
17.5% of the Company’s remaining aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters, if any, that exceeds the “catch-up,”

“Pre-incentive fee net investment income” means interest income, dividend income, accrued interest on the Subordinated Certificates, and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies accrued during the relevant calendar quarter, minus its operating expenses during the relevant calendar quarters including the Management Fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Income Incentive Fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The Income Incentive Fee for a particular quarter is subject to a cap (the "Incentive Fee Cap”). Beginning with the first full calendar quarter following a Public Listing, the Incentive Fee Cap will be equal to the difference between (x) 12.5% of the Cumulative Net Return (as defined below) from the calendar quarter then ending and the eleven preceding calendar quarters (such period the “Trailing Twelve Quarters”) and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Following a Public Listing, the Incentive Fee Cap will be equal to the difference between (x) 17.5% of the Cumulative Net Return during the relevant Trailing Twelve Quarters and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Cumulative Net Return is defined as the sum of (a) pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation in respect of the relevant Trailing Twelve Quarters.

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

1) No pre-incentive fee net investment income up to the hurdle rate (i.e., up to $1.75 million);

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

1) No pre-incentive fee net investment income up to the hurdle rate (i.e., up to $3.5 million);

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

1) No pre-incentive fee net investment income up to the hurdle rate (i.e., up to $5.25 million);

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

The result is a negative number and there is no third quarter Income Incentive Fee on Income due to the Adviser.

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

1) No pre-incentive fee net investment income up to the hurdle rate (i.e., up to $7.0 million);

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

Following a Public Listing Giving Effect to the Amended Advisory Agreement

Examples of how the Income Incentive Fee would be calculated following a Public Listing as follows:

For illustrative purposes, NAV is assumed to be constant as of the beginning of all four quarters and does not give effect to gains or losses in the preceding quarters.

Quarter 1:

• NAV at the end of Quarter 1 = $100.0 million

• Quarter 1 Pre-Incentive Fee Net Investment Income = $6.0 million

• Quarter 1 Net Capital Gain = $1.0 million

• Quarter 1 Incentive Fee Hurdle = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)

• Quarter 1 Catch-up Amount = $2.1 million (calculated based on an annualized 8.48% rate)

In Quarter 1, the pre-incentive fee net investment income of $6.0 million exceeds the Incentive Fee Hurdle of $1.75 million and the catch-up amount of $2.1 million. There are no Net Capital Losses (i.e., there is a net capital gain). As a result, the Income Incentive Fee on Income for the quarter would be $1,050,000. This is calculated as follows:

1) No pre-incentive fee net investment income up to the hurdle rate (i.e., up to $1.75 million);

2) 100% of the amount above the Incentive Fee Hurdle up to the catch-up amount (100% of the difference between $2.1 million and $1.75 million or $371,212);

3) 17.5% of the amount above the catch-up amount (17.5% of the difference between $6.0 million and $2.1 million: $3,878,788 X 17.5% = $678,788)

Therefore, $371,212+ $678,788 = $1,050,000 which is the first quarter Income Incentive Fee on Income due to the Adviser. There is no Net Capital Loss and therefore no net downward adjustment giving effect to the Incentive Fee Cap.

Quarter 2:

• NAV at the end of Quarter 2 = $100.0 million

• Quarter 2 Pre-Incentive Fee Net Investment Income = $1.5 million

• Quarter 2 Net Capital Gain = $1.0 million

• Quarter 2 Incentive Fee Hurdle = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)

• Quarter 2 Catch-up Amount = $2.1 million (calculated based on an annualized 8.48% rate)

In Quarter 2, the pre-incentive fee net investment income of $1.5 million does not exceed the Quarter 2 Incentive Fee Hurdle of $1.75 million, but the aggregate pre-incentive fee net investment income for the Trailing Twelve Quarters of $7.5 million (Quarter 1 pre-incentive fee net investment income of $6.0 million + Quarter 2 pre-incentive fee net investment income of $1.5 million) exceeds the aggregate Incentive Fee Hurdle for the Trailing Twelve Quarters of $3.5 million ($1.75 million quarterly hurdle for 2 quarters) and the aggregate catch-up amount for the Trailing Twelve Quarters of $4.2 million ($2.1 million quarterly catch-up amount for 2 quarters). There are no Net Capital Losses. As a result, the Income Incentive Fee on Income for the quarter would be $262,500. This is calculated as follows:

1) No pre-incentive fee net investment income up to the hurdle rate (i.e., up to $3.5 million);

2) 100% of the amount above the Incentive Fee Hurdle up to the catch-up amount (100% of the difference between $4.2 million and $3.5 million or

$742,424);

3) 17.5% of the amount above the catch-up amount (17.5% of the difference between $7.5 million and $4.2 million: $3,257,576 X 17.5% =

$570,076);

4) Less the $1,050,000 paid in Quarter 1.

Therefore: $742,424 + $570,076 - $1,050,000 = $262,500 and is the second quarter Income Incentive Fee on Income due to the Adviser. There is no Net Capital Loss and therefore no net downward adjustment giving effect to the Incentive Fee Cap.

Quarter 3:

• NAV at the end of Quarter 3 = $100.0 million

• Quarter 3 Pre-Incentive Fee Net Investment Income = $2.0 million

• Quarter 3 Net Capital Loss = ($6.0) million

• Quarter 3 Incentive Fee Hurdle = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)

• Quarter 3 Catch-up Amount = $2.1 million (calculated based on an annualized 8.48% rate)

In Quarter 3, the aggregate pre-incentive fee net investment income of the Trailing Twelve Quarters of $9.5 million (Quarter 1 pre-incentive fee net investment income of $6.0 million + Quarter 2 pre-incentive fee net investment income of $1.5 million + Quarter 3 pre-incentive fee net investment income of $2.0 million) exceeds the aggregate Incentive Fee Hurdle for the Trailing Twelve Quarters

of $5.25 million ($1.75 million quarterly hurdle for 3 quarters) and the aggregate catch-up amount for the Trailing Twelve Quarters of $6.36 million ($2.1 million quarterly catch-up amount for 3 quarters). However, there is an aggregate Net Capital Loss of ($4.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply, and the calculations are as follows:

1) No pre-incentive fee net investment income up to the hurdle rate (i.e., up to $5.25 million);

2) 100% of the amount above the Incentive Fee Hurdle up to the catch-up amount (100% of the difference between $6.36 million and $5.25 million or $1,113,636);

3) 17.5% of the amount above the catch-up amount (17.5% of the difference between $9.5 million and $6.36 million: $3,136,364 X 17.5% = $548,864);

4) Less the $1,050,000 paid in Quarter 1 and $262,500 paid in Quarter 2 (for $1,312,500).

Therefore: $1,113,636 + $548,864 - $1,312,500 = $350,000. There is however an aggregate Net Capital Loss of ($4.0) million and the Incentive Fee Cap applies.

Incentive Fee Cap of ($350,000) is calculated as:

1) 17.5% of aggregate pre-incentive fee net investment income ($9.5 million) minus aggregate Net Capital Loss ($4.0 million): 17.5% X $5.5 million= $962,500;

2) Less Incentive Fees paid in prior Quarters of $1,312,500.

The result is a negative number and there is no third quarter Income Incentive Fee on Income due to the Adviser.

Quarter 4:

• NAV at the end of Quarter 4 = $100.0 million

• Quarter 4 Pre-Incentive Fee Net Investment Income = $3.5 million

• Quarter 4 Net Capital Gain = $3.0 million

• Quarter 4 Incentive Fee Hurdle = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)

• Quarter 4 Catch-up Amount = $2.1 million (calculated based on an annualized 8.48% rate)

In Quarter 4, the aggregate pre-incentive fee net investment income of the Trailing Twelve Quarters of $13.0 million (Quarter 1 pre-incentive fee net investment income of $6.0 million + Quarter 2 pre-incentive fee net investment income of $1.5 million + Quarter 3 pre-incentive fee net investment income of $2.0 million + Quarter 4 pre-incentive fee net investment income of $3.5 million) exceeds the aggregate Incentive Fee Hurdle for the Trailing Twelve Quarters of $7.0 million ($1.75 million quarterly hurdle for 4 quarters) and the aggregate catch-up amount for the Trailing Twelve Quarters of $8.48 million ($2.1 million quarterly catch-up amount for 4 quarters). There are no Net Capital Losses for the period; however, there is an aggregate Net Capital Loss of ($1.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply, and the calculations are as follows:

1) No pre-incentive fee net investment income up to the hurdle rate (i.e., up to $7.0 million);

2) 100% of the amount above the Incentive Fee Hurdle up to the catch-up amount (100% of the difference between $8.48 million and $7.0 million or $1,484,848);

3) 17.5% of the amount above the catch-up amount (17.5% of the difference between $13.0 million and $8.48 million: $4,515,152 X 17.5% = $790,152);

4) Less the $1,312,500 paid in prior quarters.

Therefore: $1,484,848 + $790,152 - $1,312,500= $962,500. There is, however, an aggregate Net Capital Loss of ($1.0) million and the Incentive Fee Cap applies.

The Incentive Fee Cap of $787,500is calculated as follows:

1) 17.5% of aggregate pre-incentive fee net investment income ($13.0 million) minus aggregate Net Capital Loss ($1.0 million): 17.5% X $12.0 million = $2,100,000;

2) Less Incentive Fees paid in prior Quarters of $1,312,500.

Therefore, because the Incentive Fee Cap is positive but less than the calculated Income Incentive Fee on Income of $962,500 calculated prior to applying the Incentive Fee Cap, the incentive fee is limited to the cap and a Income Incentive Fee on Income of $787,500 is payable to the Adviser for Quarter 4.

Capital Gains Incentive Fee

The second part of the incentive fee, the capital gains incentive fee (“Capital Gains Incentive Fee”), is determined and payable in arrears as of the end of each fiscal year. Prior to a Public Listing, the amount of Capital Gains Incentive Fee is equal to 12.5% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Beginning with the first full calendar quarter following a Public Listing, the amount of Capital Gains Incentive Fee will be equal to 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

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

Board Approval of the Investment Advisory Agreement

Most recently, on March 20, 2024, the Board held a meeting to consider and approve the Investment Advisory Agreement and related matters. The Board was provided with the information it was required to consider in evaluating the Investment Advisory Agreement, including the following: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) the investment performance of us and the Adviser; (c) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives reflected in a chart previously provided to the Board; (d) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (e) any existing and potential sources of indirect income to the Adviser and its affiliates from their relationships with us and the profitability of those relationships; (f) information about the services to be performed and the personnel who will be performing such services under the Investment Advisory Agreement; (g) the organizational capability and financial condition of the Adviser and its affiliates; (h) possible economies of scale arising from the Company’s size and/or anticipated growth; and (i) possible alternative fee structures or bases for determining fees.. The Board, including a majority of the directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act of the Company (the “Independent Directors”), will oversee and monitor the investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation we pay to the Adviser to determine that the provisions of the Investment Advisory Agreement are carried out.

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

On March 8, 2022, the Board held an in-person meeting to approve an administration agreement, which became effective on June 2, 2022, the date of the Company’s election to be regulated as a BDC under the 1940 Act. In connection with the Transaction, and in conjunction with entering into the Prior Investment Advisory Agreement, the Company entered into a new administration agreement between the Company and the Administrator (the "Administration Agreement"), which became effective on September 6, 2023. The Administration Agreement is materially identical to the prior administration agreement, dated June 2, 2022. Unless terminated earlier as described below, the Administration Agreement will continue in effect for a period of two years from its effective date. Thereafter, the Administration Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of our Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our Independent Directors. In connection with such approval the Board, including a majority of Independent Directors, reviews the compensation we pay to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the expenses payable under the Administration Agreement are reasonable in light of the services provided. The Board also reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and our affiliates. The Board then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services. The Board also considers the possibility of obtaining such services from a different third-party and whether any other third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Administrator for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

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

Any such reimbursement will be made during the first four fiscal quarters following the Fundraising Period (as defined below). As described below, the Fundraising Period may be extended by up to an additional 18 months in the sole discretion of the Board (i.e., from 24 months to up to 42 months after the Initial Closing, as defined below), which, on March 20, 2024, was extended to December 2, 2025 by the Board. See "-The Private Offering" below for more information. As a result of the foregoing, the Company will reimburse the Adviser, or, as applicable, Varagon, for the Organizational and Offering Expenses incurred by the Company during the first four fiscal quarters following the extended Fundraising Period (i.e., beginning with the fiscal quarter ending March 31, 2026). Accordingly, shareholders will indirectly bear Organizational and Offering Expenses, subject to any waiver of Organizational and Offering Expenses by the Adviser. The Company’s obligation to reimburse the Adviser or Varagon, as applicable, under the Expense Reimbursement Agreement automatically became a liability of the Company on June 2, 2022, when the Company elected to be regulated as a BDC under the 1940 Act. For the avoidance of doubt, reimbursements under the Expense Reimbursement Agreement are not conditioned on any performance threshold and are not considered a contingent liability for accounting purposes.

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

Robust Sourcing Drives Lead Lender Opportunities. The investments by the Company are sourced through the direct origination efforts of Varagon investment professionals. Varagon has a seasoned team with deep financial sponsor relationships cultivated throughout their careers. As a result, private equity sponsors have regularly involved Varagon early on in transactions, providing a “first look” and offering “lead lender” opportunities. For the year ended December 31, 2024, Varagon was a lead lender in over 90% of its completed investments. As a lead lender, Varagon seeks to directly “originate-and-hold” transactions, providing greater influence over the entire investment process including diligence (increased access to management teams and data), structuring (tighter covenant packages), economics (higher coupons and upfront fees), and portfolio management (increased frequency and depth of reporting). Supplemented by the strength of the Varagon platform, the Company frequently sees additional financing opportunities with existing companies and sponsors.

Deep, Experienced Investment Team. As of December 31, 2024, Varagon had 43 dedicated investment professionals across the underwriting, sponsor coverage, and capital markets functions. The members of Varagon’s team of senior investment professionals have an average of over 20 years of experience and diverse backgrounds in direct lending, investment banking, private equity, distressed credit, special situations, mezzanine finance and commercial lending. Varagon’s investment professionals have experience investing across asset classes, industries, and business cycles. Additionally, many senior members of Varagon’s investment team have had prior roles that focused on investing in and/or operating middle market U.S. companies.

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

Following the consummation of the Transaction, Man Group owns a majority interest in Varagon. Man Group is a global active investment management firm focused on delivering attractive risk adjusted performance for clients. Headquartered in London, Man Group manages $168.6 billion in assets under management as of December 31, 2023, and operates across multiple offices globally. Man Group is listed on the London Stock Exchange under the ticker “EMG” and is a constituent of the FTSE 250 Index.

Through its acquisition of a controlling interest in Varagon, we believe Man Group provides strategic, long-term support to the Company, which benefits from Man’s global scale and reputation. Varagon will leverage the extensive global distribution capabilities and resources and long-established infrastructure and technology of Man Group, which has deep experience building relationships with and providing best-in-class service to its clients.

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

2

Involves an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are generally neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of “2.”

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

Shares will be offered for subscription continuously throughout the Fundraising Period (as defined below). Each investor will make a capital commitment (“Capital Commitment”) to purchase shares of our common stock pursuant to a Subscription Agreement entered into with the Company. The Company initially expected to hold subsequent closings for a period of 24 months after the Initial Closing (as defined below) (i.e., a period from June 2, 2022 through June 2, 2024) (the “Fundraising Period”), but the Fundraising Period was extended from 24 months to 42 months after the Initial Closing (i.e., a period from June 2, 2022 through December 2, 2025) by the Board on March 20, 2024, pursuant to the terms of the subscription agreements.The “Initial Closing” occurred on June 2, 2022, the first date a shareholder’s Subscription Agreement was accepted by the Company.

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

All purchases will be made at a per-share price as determined by the Board (or any authorized committee thereof) as of the end of the most recent calendar quarter prior to the date of the applicable Drawdown Notice or such other date determined by the Board prior to the date of the applicable Drawdown Notice, subject to any adjustments. To ensure that each investor that enters into a Subscription Agreement with the Company during the Fundraising Period shares equitably in the Organizational and Offering Expenses (as defined below), during the first four fiscal quarters following the Fundraising Period (i.e., beginning with the fiscal quarter ending March 31, 2026), after determining the per-share price for each Drawdown, the Company will, to the extent necessary to cover any Organizational and Offering Expenses, issue to each shareholder a number of shares of common stock determined by dividing (x) the Organizational and Offering Expense Allocation (as defined below) by (y) the per share NAV of the common stock as of the date of the Drawdown Notice. To date, the Adviser has funded all of the Organizational and Offering Expenses incurred by the Company and will continue to do so until the Adviser is reimbursed, pursuant to the Expense Reimbursement Agreement. Organizational expenses will be amortized over time to the Company, which generally will be at different times than when Capital Commitments are drawn from investors in connection with such amounts. As a result, in such instances, the NAV of the common stock as of the date of the Drawdown Notice generally will be impacted by the amortization schedule and not a Drawdown.

“Organizational and Offering Expense Allocation” means the lesser of: (i) the actual amount of Organizational and Offering Expenses incurred at the end of the Fundraising Period; (ii) 0.20% of aggregate Capital Commitments accepted at the end of the Fundraising Period; or (iii) $3.0 million.

“Organizational and Offering Expenses” means all costs and expenses (whether incurred before, on or after the date of the private placement memorandum relating to the Offering) pertaining to the organization and establishment of the Company (including any subsidiaries of the Company and the transactions contemplated by the Merger and the acquisition of the Initial Portfolio), including, without limitation, any related third-party legal, tax and accounting advisory fees and expenses, capital raising expenses (including printing expenses and other similar costs, fees and expenses, and regulatory, compliance, and administrative filings) and other organizational and offering expenses, but excluding the fees of Man Investments Inc., the Company placement agent (together with its affiliates that act as the Company’s placement agent ("Man Investments"), (or any successor placement agent). The Adviser elected to incur the Organizational and Offering Expenses associated with the Company for the period from July 31, 2019 through March 29, 2022. Such Organizational and Offering Expenses are not reimbursable by the Company. For more information, see “Note 2. Significant Accounting Policies” in our consolidated audited financial statements of this Annual Report on Form 10-K.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Prior to January 19, 2021, except for registered money market funds, BDCs were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of its total assets in the securities of one investment company or investing more than 10% of the value of its total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, Rule 12d1-4 under the 1940 Act, which became effective on January 19, 2021, allows us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations set forth above without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments ordinarily will subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. Our investment portfolio is also subject to diversification requirements by virtue of our election to be treated as a RIC for U.S. tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure” for more information.

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

We are subject to examination by the SEC for compliance with the federal securities laws.

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
•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, starting from the date on which we qualify as an "accelerated filer", must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

We make available on our website (www.man.com/varagon) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “Treasury regulations.”

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our shareholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular shareholders in light of their individual investment circumstances or to some types of shareholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, certain former citizens or long-term residents of the United States, or individual Non-U.S. shareholders present in the United States for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that our shareholders hold their common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the Internal Revenue Service, or “IRS,” regarding any matter discussed herein.

For purposes of this discussion, a “U.S. shareholder” is a beneficial owner of common stock that is for U.S. federal income tax purposes:

•
a U.S. citizen or individual resident of the United States;
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

For purposes of this discussion, a “Non-U.S. shareholder” means a beneficial owner of common stock for U.S. federal income tax purposes that is neither a U.S. shareholder nor a partnership (or other entity or arrangement classified as a partnership for U.S. federal income tax purposes).

If a partnership (or other entity or arrangement classified as a partnership, for U.S. federal income tax purposes) holds our common stock, the treatment of the partnership and each partner for U.S. federal income tax purposes generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A partnership considering an investment in our common stock should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of common stock by the partnership.

Built-in Gain with Respect to Conversion Property

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
o
at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of such outstanding voting securities of the issuer, and
o
not more than 25% of the value of our total assets is invested (i) in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), (ii) the securities of any two or more issuers (other than the securities of other RICs) that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (iii) the securities of one or more QPTPs, or the “Diversification Tests.”

As a RIC, we (but not our shareholders) are generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our shareholders in any taxable year with respect to which we distribute an amount equal to at least the sum of (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we will be subject to U.S. federal income tax imposed at corporate rates on such retained capital gains and investment company taxable income. We intend to use commercially reasonable best efforts to distribute at least 90% of our net capital gain but may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal income tax, including the 4% U.S. federal excise tax described below.

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

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC's investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years, we may have, for tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, shareholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

While we have elected to be treated as a RIC and intend to qualify to be treated as a RIC annually, no assurance can be provided that we will qualify as a RIC for any taxable year. If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain remedial provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend, and non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax imposed at corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

Foreign Investments. In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of, or exemption from, withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not expect to satisfy the requirement to pass through to our shareholders their share of the foreign taxes paid by us.

Passive Foreign Investment Companies. We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC.” As a result, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution or (2) the gain from the dispositions of such shares. Provided that the PFIC agrees to provide us with adequate information regarding our annual results and other aspects of its operations, we can elect to treat the PFIC as a “qualified electing fund,” or QEF. In lieu of the foregoing requirement, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. In the alternative, we can elect, under certain conditions, to mark-to-market at the end of each taxable year our PFIC shares. We would recognize as ordinary income any increase in the value of the PFIC shares and as an ordinary loss (up to any prior income resulting from the mark-to-market election) any decrease in the value of the PFIC shares. Under the election, we might be required to recognize in a year income in excess of our actual distributions on and proceeds from dispositions of the PFIC’s shares. Any such income would be subject to the Annual Distribution Requirements and would be taken into account for purposes of the 4% U.S. federal excise tax (described above).

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

Income inclusions from a PFIC or CFC will be “good income” for purposes of the 90% Gross Income Test provided that they are derived in connection with our business of investing in stocks and securities or the PFIC or CFC, as applicable, distributes such income to us in the same taxable year to which the income is included in our income.

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

Taxation of U.S. Shareholders

Distributions. Distributions by us generally are taxable to U.S. shareholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate U.S. shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations (“Qualifying Dividends”), they may be eligible for reduced rates of U.S. federal income tax. In this regard, it is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not qualify for the reduced rate of U.S. federal income tax applicable to Qualifying Dividends.

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

Although we currently intend to distribute any net long-term capital gains at least annually, we may retain some or all of our net long-term capital gains and elect to be deemed to have made a distribution of the retained portion to our shareholders (a “deemed distribution”). In that case, among other consequences, we will be subject to U.S. federal income tax on the retained amount, each U.S.

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

Dispositions. A U.S. shareholder generally will recognize gain or loss on the sale, exchange or other taxable disposition of common stock in an amount equal to the difference between the U.S. shareholder’s adjusted basis in the common stock disposed of and the amount realized on their disposition. Generally, gain recognized by a U.S. shareholder on such sale or disposition of common stock will be treated as long-term capital gain or loss if the common stock has been held for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of common stock held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by the U.S. shareholder. A loss recognized by a U.S. shareholder on a disposition of common stock will be disallowed as a deduction if the U.S. shareholder acquires additional common stock (whether through the automatic reinvestment of dividends or otherwise) within a 61-day period beginning 30 days before and ending 30 days after the date that the common stock is disposed. In this case, the basis of the common stock acquired will be adjusted to reflect the disallowed loss.

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

Backup Withholding. We may be required in certain circumstances to backup withhold, currently at a rate of 24%, on taxable dividends or distributions paid to non-corporate U.S. shareholders (i) who fail to furnish us or the dividend-paying agent with their correct taxpayer identification number (in the case of individuals, generally their U.S. Social Security number) or a certificate that such shareholder is exempt from backup withholding, or (ii) with respect to whom the IRS notifies the Company that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. Backup withholding is not an additional tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

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

Taxation of Non-U.S. Shareholders

Distributions; Dispositions. In general, distributions of our “investment company taxable income” to a Non-U.S. shareholder will be subject to withholding of U.S. federal tax at a 30% rate (or a lower rate provided by an applicable treaty) to the extent of our current or accumulated earnings and profits unless an applicable exception applies. No withholding will be required with respect to such distributions if (i) the distributions are properly reported to our shareholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. The Company anticipates that a substantial portion of its distributions will qualify for this exemption from withholding. No assurance can be provided, however, that any of our distributions will qualify for this exemption. If such distributions are effectively connected with the conduct of a trade or business in the United States (a "U.S. trade or business") by the Non-U.S. shareholder (and, if a treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), we will not be required to withhold U.S. federal tax if the Non-U.S. shareholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax imposed at the rates applicable to U.S. persons. Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.

Actual or deemed distributions of our net capital gains to a Non-U.S. shareholder properly reported by us as capital gain dividends, and gains realized by a Non-U.S. shareholder upon the sale, exchange or other taxable disposition of our common stock, will not be subject to U.S. federal income tax unless (i) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States) or, (ii) in the case of an individual, the Non-U.S. shareholder was present in the United States for 183 days or more during the taxable year and certain other conditions are met.

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

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale, exchange or other taxable disposition of our common stock, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), such amounts will be subject to U.S. income tax, on a net income basis, in the same manner, and at the graduated rates applicable to, a U.S. shareholder. For a corporate Non-U.S. shareholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale, exchange or other taxable disposition of our common stock that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

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

If we were unable to qualify as a RIC, any distributions by us would be treated as dividends to the extent of our current and accumulated earnings and profits. We would not be eligible to report any such dividends as interest-related dividends, short-term capital gain dividends, or capital gain dividends. As a result, any such dividend paid to a Non-U.S. shareholder that is not effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States) would be subject to the 30% (or reduced applicable treaty rate) withholding tax discussed above regardless of the source of the income giving rise to such distribution. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Non-U.S. shareholder’s adjusted tax basis, and any remaining distributions would be treated as a gain from the sale of the Non-U.S. shareholder’s common stock subject to taxation as discussed above. For the consequences to the Company for failing to qualify as a RIC, see “ — Failure to Qualify as a RIC” above.

Information and Backup Withholding

The amount of dividends that we pay to any documented Non-U.S. shareholder will be reported to the Non-U.S. shareholder and to the IRS annually on an IRS Form 1042-S, regardless of whether any tax was actually withheld. Copies of these information returns also may be made available under the provisions of a specific income tax treaty or agreement to the tax authorities of the country in which the Non-U.S. shareholder resides. However, a Non-U.S. shareholder generally will not be subject to backup withholding and certain other information reporting with respect to payments that we make to the Non-U.S. shareholder, provided that we do not have actual knowledge or reason to know that such Non-U.S. shareholder is a “United States person,” within the meaning of the Code, and the Non-U.S. shareholder has furnished to us or the dividend paying agent an IRS Form W-8BEN-E or IRS Form W-8BEN (or an acceptable substitute form) establishing that it is a Non-U.S. shareholder or otherwise established an exemption from backup withholding. A Non-U.S. shareholder generally will be entitled to credit any amounts withheld under the backup withholding rules against the Non-U.S. shareholder's U.S. federal income tax liability or may claim a refund provided that the required information is furnished to the IRS in a timely manner.

Non-U.S. shareholders are urged to consult their tax advisors regarding the application of information reporting and backup withholding in their particular situations, the availability of an exemption therefrom, and the procedures for obtaining such an exemption, if available.

FATCA

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either: (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by certain specified U.S. persons (or held by foreign entities that have certain specified U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While the Code would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the U.S. Treasury has indicated its intent to eliminate this requirement in subsequent proposed regulations, which state that taxpayers may rely on the proposed regulations until final regulations are issued. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a specified U.S. person and certain financial information associated with the holder's account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on certain payments to certain foreign entities that are not FFIs unless such foreign entities certify that they do not have a greater than 10% owner that is a specified U.S. person or provide the withholding agent with identifying information on each greater than 10% owner that is a specified U.S. person. Depending on the status of a Non-U.S. shareholder and the status of the intermediaries through which they hold their common stock, Non-U.S. shareholders could be subject to this 30% withholding tax with respect to distributions on their common stock. Under certain circumstances, a Non-U.S. shareholder might be eligible for refunds or credits of such taxes.

Item 1A. Risk Factors

Investments in the Company involve a high degree of risk. There can be no assurance that our investment objective will be achieved, or that a shareholder will receive a return of its capital. In addition, there will be occasions when the Adviser and its affiliates may encounter potential conflicts of interest in connection with us. The following considerations should be carefully evaluated before making an investment in the Company.

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

Economic Recessions or Downturns Could Impair our Portfolio Companies and Harm our Operating Results. The companies in which we have invested and intend to invest may be susceptible to economic slowdowns or recessions, and as a result, may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest.

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

In response to market indicators showing a rise in inflation, the Federal Reserve raised certain benchmark interest rates in an effort to slow inflation. This rising interest rate environment may impact our cost of capital and net investment income. Following a period of elevated interest rates, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. Increases in interest rates can make it more expensive to use debt to finance our investments. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Our Business is Dependent on Bank Relationships and Recent Strain on the Banking System May Adversely Impact Us. The financial markets have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there can be no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that have been, or may be, negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

Defaults Under a Credit Facility. In the event we default under the SMBC Facility, or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowings, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under a borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As part of certain credit facilities, the right to make capital calls of shareholders may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, shareholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

Provisions in our Credit Facilities May Limit Discretion. We currently have in place the SMBC Facility, and in the future may enter into additional borrowings. The SMBC Facility is backed by a portion of our loans and securities on which the lenders have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we breach a covenant under the terms of the SMBC Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If we were to default under the terms of any debt instrument relating to the SMBC Facility and do not obtain a waiver, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the SMBC Facility has, and any future credit facility may have, customary cross-default provisions. If the indebtedness under the SMBC Facility or under any future borrowings is accelerated, we may be unable to repay or finance the amounts due.

The terms of certain credit facilities that we enter into may provide (and, in the case of the SMBC Facility, provide) that, if we do not draw on the borrowings available under such credit facility, then we must pay a commitment fee to the lender for the difference between the total commitment amount and the actual amounts we have then borrowed. To the extent that draw amounts are significantly below the stated minimum funding amount, we could be required to make a sizable “make whole” payment to the applicable lender. In addition, the terms of certain credit facilities that we enter into may provide that an optional termination of that credit facility or reduction, in full or in part, of the borrowings available under that credit facility generally will require us to may a “make whole” payment and pay a fee based on the amount of borrowings terminated or reduced, as applicable, under that credit facility. In each of these circumstances, our ability to pay such fees depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. This, in certain circumstances, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by the SMBC Facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under the SMBC Facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the SMBC Facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

We also may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There also may be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the SMBC Facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

We are subject to risks associated with our debt securitization. We are subject to a variety of risks relating to our debt securitization, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”),which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In our debt securitizations, institutional investors purchase certain notes issued by our indirect, wholly owned subsidiary, in private placements. Pursuant to a collateral management agreement governing our debt securitization, we may incur liability as the collateral manager to our indirect, wholly owned subsidiary. Additionally, as collateral manager to our indirect, wholly owned subsidiary, we manage multiple tranches of debt associated with the debt securitization. We also hold equity in the debt securitization, and this first loss position may create a more concentrated risk of loss compared to our overall portfolio.

The Notes and the membership interests that we hold that were issued by our CLO are subordinated obligations of the Issuer and we could be prevented from receiving cash from such CLO. The notes offered in the debt securitization (the “Notes”) were issued by VCC CLO 1, LLC, our indirect, wholly owned subsidiary (the “Issuer”). The Notes that were issued by the Issuer and retained by us, through VCC CLO 1 Depositor, LLC, our direct wholly owned subsidiary, are the most junior class of notes issued by the Issuer, are subordinated in priority of payment to the other notes issued by the Issuer and will be subject to certain payment restrictions set for thin the indenture governing the Notes issued by such Issuer. Therefore, we only receive cash distributions on the Notes if the Issuer has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by the Issuer has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Notes that we have retained at their redemption could be reduced. If the Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing such debt securitization, cash would be diverted from the Notes that we hold to first pay the more senior notes issued by the Issuer in amounts sufficient to cause such tests to be satisfied. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with the Issuer or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows. The Issuer is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by the Issuer have been paid in full on each payment date or upon maturity of such notes under such debt securitization documents. As the indirect holder of the membership interests in the Issuer, we could receive distributions, if any, only to the extent that the Issuer makes distributions out of funds remaining after holders of all classes of notes issued by the Issuer have been paid in full on the payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash from the Issuer, we could be unable to make distributions in amounts sufficient to maintain our ability to qualify as a RIC, or at all.

We may be subject to conflicts of interest caused by our role as a collateral manager in CLO transactions. We serve as collateral manager to the Issuer in the debt securitization under a collateral management agreement, and we may serve as collateral manager for additional CLOs in the future. There may be conflicts of interest associated with sponsoring and managing a CLO, including from the issuance of debt securitizations through CLOs we create to refinance our secured borrowings. In creating a CLO, we depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. A CLO also may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. Our use of CLOs that we manage to satisfy financing needs, including through the declaration of distributions or the negotiation of terms and covenants in the debt it issues, may create conflicts of interest.

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

Downgrades of the U.S. Credit Rating, Impending Automatic Spending Cuts or Government Shutdowns could Negatively Impact our Liquidity, Financial Condition and Earnings. U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, but there is no guarantee that any such legislation will be passed in the future. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s credit rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. There is no guarantee that there will not be a further downgrade in the future.

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

The Republican Party currently controls the Presidency, the Senate and the House of Representatives, which increases the likelihood that legislation may be adopted. Any new or changed laws or regulations, as well as changes in the positions of regulatory agencies, which may lead to changes in the level of oversight in the financial service industry, could have a material adverse effect on our business, and we expect to see continued regulatory uncertainty in the near term. The nature, timing and economic effects of any potential changes to the current legal and regulatory framework affecting the financial service industry remains uncertain.

Changes in Tax Legislation. Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to U.S. federal income tax are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S. federal income tax regulations, and there are a number of proposals in Congress that would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to us and our shareholders, such as affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, negatively impact us. The United States has recently enacted and proposed to enact new tariffs. There continues to be ongoing discussion and commentary regarding other potential significant changes to U.S. trade policies, treaties and tariffs, creating uncertainty about existing trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers or the cost of such goods and have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.

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

Potential Fluctuations in Quarterly Results. We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as indicative of performance in future periods. These factors could have a material adverse effect on our results of operations, the value of an investment in our common stock and our ability to pay distributions.

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

Technological innovations, including those related to artificial intelligence and machine learning, may negatively impact us. There continues to be significant evolution and developments in the use of artificial intelligence (“AI”) technologies. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. Subject to internal compliance policies, the Adviser may incorporate, directly or through third-party vendors, the use of AI into its business and operations, and anticipates that usage and adoption of AI in the marketplace will continue to grow. As with other innovations, AI presents risks and challenges that could affect its accuracy. While the use of AI is intended to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis AI applications produce, subjecting the user to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business to the extent we, or our portfolio companies, use AI in our operations. The misuse or misappropriation of data could have an adverse impact on the user's reputation and could subject the user to legal and regulatory investigations and/or actions. We cannot control the use of AI or machine learning in our portfolio companies or third-party products or services and therefore could be exposed to associated risks if our portfolio companies, third-party service providers or any counterparties use AI or machine learning in their business activities.

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

Exposure to Financial Institutions. The Company may invest or participate in financial instruments issued by financial institutions, such as investment and commercial banks, insurance companies, savings and loan associations, mortgage originators and other companies engaged in the financial services industry (collectively, “financial institutions”). In addition, financial institutions will act as counterparties to the Company in connection with the Company’s investment activities and may provide certain services to the Company. The Company also may gain exposure to these entities through derivative transactions, including, without limitation, interest rate swaps, options, credit default swaps and credit linked notes, and through long and short strategies. In the course of conducting their business operations, financial institutions are exposed to a variety of risks that are inherent to the financial services industry. Significant risks that could affect the financial condition and results of operations of financial institutions include, but are not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads caused by global and local market and economic conditions; credit-related losses that can occur as a result of an individual, counterparty or issuer being unable or unwilling to honor its contractual obligations; the potential inability to repay short-term borrowings with new borrowings or assets that can be quickly converted into cash while meeting other obligations; operational failures or unfavorable external events; potential changes to the established rules and policies of various U.S. and non-U.S. legislative bodies and regulatory and exchange authorities, such as federal and state securities, bank regulators and industry participants; risks associated with litigation, investigations and/or proceedings by private claimants and governmental and self-regulatory agencies arising in connection with a financial institution’s activities; and its continuing ability to compete effectively in the market.

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

The source-of-income requirement will be satisfied if we derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” (as defined in the Code).

The asset diversification requirement will be satisfied if at the end of each quarter of our taxable year (i) at least 50% of the value of our total assets are represented by cash and cash items, U.S. government securities, the securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of our assets are invested in securities of (a) any one issuer (other than U.S. government securities and securities of other RICs), of one issuer, (b) the securities, other than securities of other RICs of any two or more issuers that are controlled, as determined under the applicable Code rules, by us and are engaged in the same or similar or related trades or businesses, or (c) the securities of one or more “qualified publicly traded partnerships.” Failure to meet those requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. We may have difficulty satisfying the diversification requirement during our ramp-up phase until we have a portfolio of investments.

The annual distribution requirement generally will be satisfied if we timely distribute (or are deemed to distribute) to our shareholders on an annual basis at least 90% of our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC.

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

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited. In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Significant Financial and Other Resources to Comply with the Requirements of Being a Public Reporting Entity. We are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires the Company to file annual, quarterly and current reports with respect to its business and financial condition. The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of disclosure controls and procedures and internal controls, significant resources and management oversight will be required. The Company has implemented disclosure controls and procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on business, financial condition, results of operations and cash flows. The Company expects to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

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

Equity and Equity-related Investments. When we invest in senior secured loans, second lien and subordinated or mezzanine loans, we may acquire equity and equity-related securities in such portfolio company, such as rights and warrants that may be converted into or exchanged for the issuer’s common stock or the cash value of the issuer’s common stock. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which would grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in its investment documents if the issuer is in financial distress.

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

Portfolio Company Leverage. Our portfolio companies will typically have capital structures with significant leverage. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Although the Adviser will seek to structure transactions in an attempt to minimize these risks, such leverage may increase our exposure to adverse economic factors such as changes in interest rates, downturns in the general economy or deterioration in the condition of the portfolio company or its sector in its particular industry. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company’s cybersecurity program is designed to identify, assess, and manage material risks from cybersecurity threats. The Company's business depends on the communications and information technology systems that it shares with Man Group, which has a majority interest in Varagon, the parent company of the Adviser. The Company also relies on the cybersecurity policies and procedures implemented by Man Group. Man Group has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of controls, processes, systems, and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our data. Pursuant to Man Group’s Information Security Policy (the “Information Security Policy”) and Man Group Cybersecurity Policy ("the "Cybersecurity Policy"), the Man Group's Information Security team and the Chief Information Security Officer ('the "CISO") are responsible for the ongoing and regular monitoring of the Information Security Policy and the Cybersecurity Policy to ensure that they are operating in a manner reasonably calculated to prevent unauthorized access to, or unauthorized use of, non-public information. Man Group has engaged and may engage, from time to time, assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks, subject to the continued oversight of Man Group.

The CISO and man Group's Information Security team are responsible for identifying and assessing reasonably foreseeable internal and external risks to the security, confidentiality, and/or integrity of any electronic, paper, or other records containing non-public information, and evaluating and improving, where necessary, the effectiveness of the current safeguards for limiting such risks, including those pertaining to the Company. Additionally, Man Group uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process, Man Group also maintains a cyber incident response plan that provides guidance for assessing cybersecurity incidents and is utilized when cybersecurity incidents impacting the Company or the Adviser are detected. Man Group also requires that all employees, including employees of the Adviser, complete periodic information security training, including new hire training, regular compliance training, and periodic informal training pertaining on specific areas of concern.

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

Governance

The Company’s cybersecurity risks and associated mitigations are evaluated by the Company’s management and the CISO periodically, but no less frequently than annually. Management and representatives of Varagon and Man Group periodically report to the Board on information security and cybersecurity matters. Reports include, among other things, the overall state of the Company’s cybersecurity program, information on the current threat landscape, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of material cybersecurity risks to the Company.

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

Holders

As of March 21, 2025, we had 50 shareholders of record.

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

As of December 31, 2024, we have not offered to repurchase shares of common stock.

Unregistered Sales of Equity Securities and use of Proceeds

All sales of unregistered securities during the year ended December 31, 2024 were reported in a Form 8-K filed with the SEC.

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
•
the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy generally;
•
the elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the impact of geopolitical conditions, including increased tariffs and trade barriers, the ongoing conflicts between Ukraine and Russia and ongoing conflict in the Middle East, and its impact on financial market volatility, global economic market, and various sectors, industries and markets for commodities globally;
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

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings" in our consolidated audited financial statements). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under the JPM Facility before its termination on November 26, 2024 (See Note 6. Borrowings"), held no collateral assets as of December 31, 2024. VSDLP holds the Company's interest in the SDLP (as defined below). VCC CLO Depositor, which in turn wholly owns VCC CLO 1, LLC ("VCC CLO"), was formed for the purpose of issuing a term debt securitization.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of the Company's common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022, in connection with the Merger (as described below). On June 2, 2022, Varagon Fund I, L.P., a Delaware limited partnership and a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act (“VF1”), merged with and into the Company (the “Merger”), with the Company continuing as the surviving entity. As a result of the Merger, the Company acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all of VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”), in exchange for shares of the Company’s common stock. Accordingly, the Company received $40.9 million in cash and $145.2 million in investments at fair value, which consisted of a non-cash purchase of a $142.1 million investment and $3.1 million of total accumulated earnings. In addition, $191.3 million of VF1 investor commitments were converted into capital commitments to the Company (of which, $185.5 million was funded). In addition, the Company issued 18.6 million of shares of common stock at $10.00 per share to the limited partners of VF1 in exchange for the assets and liabilities of VF1. Additionally, on June 2, 2022, the Company received $296.9 million of capital commitments (of which, $175.2 million was funded)

(the “Initial Closing”) and the Company issued 17.5 million shares of common stock at $10.00 per share to new investors. The Company also became the sole member of its wholly owned subsidiaries VCCF and VSDLP. On June 2, 2022, immediately prior to its election to be regulated as a BDC, the Company purchased a portfolio of existing loans for $449.4 million (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser using proceeds from the Initial Closing and borrowings under the JPM Facility (as described below) pursuant to loan sale and purchase agreements. In connection with the purchase of the Initial Portfolio, the Board reviewed and approved the fair value of the Initial Portfolio based on the Adviser’s internal analysis and input from third-party valuation firms.

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

Our level of investment activity (both the number of investments and the size of each investment) varies substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The historic strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from inflation, supply chain disruptions, labor and resource shortages, commodity inflation, a shifting interest rate environment, geopolitical events (including increased tariffs and trade barriers, the war in Ukraine, conflict in the Middle East, and U.S. and China relations), and the uncertain economic outlook for the United States and globally, which could include a recession. We are closely monitoring the effect that market volatility, including as a result of the elevated interest rate environment, may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of December 31, 2024, the Company's asset coverage ratio was 181.63%.

Portfolio and Investment Activity

As of December 31, 2024, our portfolio had a fair value of approximately $804.1 million. The following table summarizes our portfolio and investment activity during the year ended December 31, 2024, and December 31, 2023 (dollars in thousands):

	For the year ended December 31,
	2024	2023
Investments made in new portfolio companies	$157,572	$39,128
Investments made in existing portfolio companies	175,458	50,766
Aggregate amount in exits and repayments	(213,529)	(70,951)
Net investment activity	$119,501	$18,943

Portfolio Companies, at beginning of period	85	77
Number of new portfolio companies	29	14
Number of exited portfolio companies	(15)	(6)
Portfolio companies, at end of period	99	85

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$634,455	77.1%	$627,526	78.0%
Equity	4,780	0.6	4,437	0.6
Subordinated Certificates of the SDLP	183,982	22.3	172,152	21.4
Total Investments	$823,217	100.0%	$804,115	100.0%
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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024		As of December 31, 2023
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	10.5%	11.2%	11.7%	12.4%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	13.5%	14.3%	14.3%	14.6%
Total	11.2%	11.9%	12.4%	13.0%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2024 and 2.0 as of December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	As of December 31, 2024		As of December 31, 2023
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$20,996	2.6%	$7,924	1.2%
2	$743,105	92.4	654,568	95.4
3	$40,014	5.0	23,545	3.4
4	$—	—	—	—
5	$—	—	—	—
Total	$804,115	100.0%	$686,037	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	As of December 31, 2024		As of December 31, 2023
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$818,437	100.0%	$694,624	100.0%
Non-Accrual	—	—	—	—
Total	$818,437	100.0%	$694,624	100.0%

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of December 31, 2024 and December 31, 2023, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of December 31, 2024 and December 31, 2023, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, in the aggregate, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated

Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of December 31, 2024 and December 31, 2023, the Company has funded $187.1 million and $189.7 million, respectively, of its commitment to the SDLP and had $19.2 million and $16.6 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $184.0 million and $172.2 million, respectively, as of December 31, 2024, and $188.5 million and $184.5 million, respectively, as of December 31, 2023. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 14.4%, respectively, as of December 31, 2024, and 14.3% and 14.6%, respectively, as of December 31, 2023. For the years ended December 31, 2024 and 2023, the Company earned interest income of $27.7 million and $25.9 million, respectively, from its investment in the Subordinated Certificates. As of December 31, 2024 and December 31, 2023, $6.3 million and $6.8 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of December 31, 2024 and December 31, 2023, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2024, loans in two portfolio companies were on non-accrual status. As of December 31, 2023, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2024 and December 31, 2023 (dollars in millions):

	As of December 31, 2024	As of December 31, 2023
Total first lien senior secured loans(1)	$4,759	$5,431
Largest loan to a single borrower(1)	$400	$370
Total of five largest loans to borrower(1)	$1,692	$1,650
Number of borrowers in the SDLP	20	22
Commitments to fund delayed draw loans (2)	$489	$260

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of December 31, 2024 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Qnnect, LLC and Connector TopCo, LP	Term Loan	SOFR	+	5.25%	(Q)	10.33%	11/2/2029	$272,375	$272,375	$272,375	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.33%	11/2/2029	3,146	3,146	3,146	(2)
									275,521	275,521
Automobile Components
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	174,307	174,307	146,418	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	35,956	35,956	30,203	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	41,293	41,293	34,686	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	7.16%	8/31/2028	25,642	25,642	21,539	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	2,342	2,342	1,967	(2)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.51%	5/19/2027	203,274	200,709	132,128	(2)(3)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	12.33%	5/19/2027	34,034	33,192	22,122	(2)(3)
									513,441	389,063
Chemicals
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	7/26/2030	118,315	118,315	115,948	(2)
									118,315	115,948
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.13%	8/20/2031	226,072	226,072	226,072	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	8/20/2031	82,329	82,329	82,329	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.25%	8/20/2031	3,750	3,750	3,750	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(S)	10.28%	10/13/2027	195,865	195,865	191,948	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.28%	10/13/2027	46,831	46,831	46,362	(2)
									554,847	550,461
Construction & Engineering
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.42%	11/21/2029	259,905	259,905	259,905	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.42%	11/21/2029	66,014	66,014	66,014	(2)
									325,919	325,919
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.50%	12/23/2030	250,833	250,833	246,444	(2)
									250,833	246,444
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.30%	11/5/2031	220,500	220,500	218,295	(2)
									220,500	218,295
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2026	175,310	175,310	143,754	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2026	28,993	28,993	23,775	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2026	13,827	13,827	11,338	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2026	46,651	46,651	38,254	(2)
									264,781	217,121
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	—	—	(2)(3)
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.86%	7/31/2031	228,934	228,934	226,645	(2)
									228,934	226,645
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	4.00%	(Q)	8.33%	11/3/2031	112,500	112,500	111,375	(2)

									112,500	111,375
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.74%	6/29/2029	59,700	59,700	59,700	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.81%	6/29/2029	20,798	20,798	20,798	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.58%	6/29/2029	167,450	167,450	167,450	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	4/1/2030	43,474	43,474	43,474	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	4/1/2030	11,664	11,664	11,664	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.13%	4/1/2030	231,075	231,075	231,075	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.00%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.12%	6/8/2026	24,420	24,420	24,420	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	10.50%	6/8/2026	74,168	74,168	74,168	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.25%	6/8/2026	149,181	149,181	149,181	(2)
HGC Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.16%	6/8/2026	102,375	102,375	102,375	(2)
									934,305	934,305
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	9.96%	11/9/2027	300,825	300,825	291,800	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	9.96%	11/9/2027	26,460	26,460	25,666	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	9.96%	11/9/2027	40,044	40,044	38,843	(2)
									367,329	356,309
Insurance
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	9.11%	10/31/2031	122,656	122,656	121,430	(2)
									122,656	121,430
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.73%	10/26/2027	34,677	34,677	34,677	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	10/26/2027	220,501	220,501	220,501	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	10/26/2027	12,915	12,915	12,915	(2)
									268,093	268,093
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	5.75%	(M)	10.21%	12/14/2027	32,913	32,913	32,913	(2)
									32,913	32,913

Total Investments, December 31, 2024									$4,590,887	$4,389,842

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of December 31, 2024.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2024.

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

After performing the investment analysis and income analysis for the year ended December 31, 2024, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the audited financial statements of SDLP are attached as an exhibit to this Annual Report on Form 10-K.

Results of Operations

Set forth below is a comparison of our results of operations for the years ended December 31, 2024, and 2023. For a comparison of our results of operations for the years ended December 31, 2023 and 2022, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 25, 2024.

	For the year ended December 31,
	2024	2023
Total investment income	$96,337	$82,549
Total expenses (including excise tax expense)	45,807	39,910
Net investment income	50,530	42,639
Net realized gain (loss)	(4,996)	(289)
Net change in unrealized appreciation (depreciation)	(6,434)	(108)
Net increase in net assets resulting from operations	$39,100	$42,242
Net investment income per share - basic and diluted	$1.22	$1.03
Net increase in net assets resulting from operations per share - basic and diluted	$0.94	$1.02

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

Investment income increased to $96.3 million for the year ended December 31, 2024, from $82.5 million for the comparable period in the prior year, primarily due to increased investment activity driven by an increase in our deployed capital and an increase in interest income from our portfolio investments and, to a lesser extent, fee income.

Operating Expenses

Expenses for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	For the year ended December 31,
	2024	2023
Base management fees	$5,712	$5,081
Income-based incentive fees	5,586	6,035
Professional fees	2,335	2,295
Administrator expenses	1,157	1,188
Interest expenses	28,495	21,187
Credit facility fees	1,483	2,676
Directors’ fees and expenses	315	339
Organizational expenses	155	378
Insurance expenses	164	385
Other general and administrative	405	344
Excise tax expense	—	2
Total expenses	$45,807	$39,910

Total expenses increased to $45.8 million for the year ended December 31, 2024 from $39.9 million for the year ended December 31, 2023.

Management and Incentive Fees

The increase in management and incentive fees for the year ended December 31, 2024 from the prior year was primarily driven by our increasing invested balance.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees increased to $30.0 million for the year ended December 31, 2024 from $23.9 million for the year ended December 31, 2023. The increase was primarily attributable to increased expenses related to the issuance of the Notes (as defined below) on December 21, 2023, the completion of our term debt securitization, as well as the increased borrowings under our credit facilities.

Net Realized Gains/Losses

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the year ended December 31, 2024, we had a realized loss of $(5.1) million due to the extinguishments of the CIBC Facility and the JPM Facility. We also had a realized gain on investments of $0.1 million, due to an escrow payment from a previously realized investment offset by the wind down of two interest rate swaps during the year.

For the year ended December 31, 2023, we had $(0.3) million of realized losses, due to the disposition of one of our portfolio companies.

Net Change in Unrealized Appreciation/Depreciation

For the year ended December 31, 2024, we had $(6.4) million of unrealized depreciation on portfolio investments and derivatives, which was due to the decrease in fair value of our investment in the Subordinated Certificates, partially offset by an increase in fair value of the rest of the portfolio during the year.

For the year ended December 31, 2023, we had $(0.1) million of unrealized depreciation on investments and derivatives due to overall unfavorable market spread adjustments on the portfolio during the year.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2024, the net increase in net assets resulting from operations was $39.1 million or $0.94 per share. For the year ended December 31, 2023, the net increase in net assets resulting from operations was $42.2 million and $1.02 per share.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds from drawdowns of our capital commitments to purchase shares of our common stock pursuant to our private offering of our shares (the "Offering"), (ii) cash flows from our operations, (iii) proceeds from net borrowings from the SMBC Facility and CLO debt issuances (as described below), and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings under the SMBC Facility and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies in accordance with our investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) providing capital to the SDLP through the Subordinated Certificates, (iii) the cost of operations (including paying the Adviser), (iv) debt service and other financing costs of any borrowings, (v) any cash distributions to the holders of our common stock, and (vi) general working capital purposes. We will also pay operating expenses, including advisory and administrative fees and expenses, and may pay other expenses such as due diligence expenses of potential new investments, from the net proceeds of the Offering.

Equity

We are authorized to issue 500,000,000 shares of common stock at $0.01 par value per share.

On March 29, 2022, in connection with our seed audit, we issued 100 shares of common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022 in connection with the Merger.

As of December 31, 2024, we had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $7.2 million ($1.2 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through December 31, 2024 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through December 31, 2024 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Total					$112,576	41,025	$406

Income Taxes

The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. To qualify as a RIC, the Company must meet certain minimum distribution, source-of-income, and asset diversification requirements. The minimum distribution requirements applicable to the RIC require the Company to distribute at least 90% of its investment company taxable income, as defined by the Code, each year.

The Company is subject to a nondeductible 4% U.S. federal excise tax on its undistributed income, unless it timely distributes (or is deemed to have timely distributed) an amount equal to the sum of (1) 98% of ordinary income for each calendar year, (2) 98.2% of the amount by which capital gains exceeds capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year, and (3) certain un-distributed amounts from the previous years on which we paid no U.S. federal income tax. While the Company intends to distribute any income and capital gains to avoid imposition of this 4% U.S. federal excise tax, it may not be successful in avoiding entirely the imposition of this tax. In that case, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our tax treatment as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.

Federal Income Taxes

The Company is subject to the Code, U.S. federal income tax regulations, and other administrative guidance pertaining to U.S. federal income tax filing requirements. The Company is expected to have minimal or no income subject to tax and therefore no provision has been included for taxes due. The Company has elected, and intends to qualify annually, as a RIC under Subchapter M of the Code. As a result, the Company generally does not expect to be subject to U.S. federal income taxes.
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of December 31, 2024.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31.

For U.S federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof.

Credit Facilities

JPM Facility

On June 2, 2022, the Company's wholly owned subsidiary, VCCF, entered into the Loan and Security Agreement (as amended on January 26, 2023 and November 20, 2023, the “Loan and Security Agreement” and the revolving credit facility thereunder, the “JPM Facility”) with JPMorgan Chase Bank, National Association, as administrative agent (“JPMorgan”).

The JPM Facility permitted VCCF to borrow up to $300 million, subject to certain leverage and borrowing base restrictions, and could have increased up to $600 million with the consent of the lenders. The reinvestment period and termination date of the JPM Facility’s reinvestment period was June 2, 2025 and June 2, 2027, respectively.

The JPM Facility bore interest at an annual rate of: (i) with respect to interest based reference rate other than a term SOFR, the reference rate plus a margin equal to 2.375% per annum; provided that, in the case of advances denominated in British Pounds, the margin was 2.494% per annum (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equaled to 2.475% per annum and (iii) with respect to interest based on a Base Rate, the Base Rate plus a margin equaled to 2.475% per annum. JPMorgan determined the reference rate. The Company paid a fee of 0.50% per annum on the average daily committed but unused amounts under the JPM Facility during its ramp-up period (June 2, 2022 up to but not including March 2, 2023), and, beginning March 3, 2023 through its termination (as described below), paid a fee of 0.75% on annum.

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

On November 20, 2023, the Company entered into the Second Amendment to the Loan and Security Agreement (the "Second Amendment"). The Second Amendment, among other things: (i) permitted the inclusion of revolving loans as collateral to the JPM Facility; (ii) decreased the minimum funding amount under the Loan and Agreement from 85% to 75% of the financing commitment which commenced on November 21, 2023; and (iii) increased the percentage of Collateral Principal Amount (as defined in the Second Amendment) that may consist of portfolio investments the obligors of which have a leverage ratio equal to or greater than 7.0x from 0.0% to 10.0%.

On November 26, 2024, the Company terminated in full (i) the JPM Facility, and (ii) the security interest over the collateral granted by VCCF to the collateral agent pursuant to the Loan and Security Agreement and the other loan documents relating to the JPM Facility. The JPM Facility terminated upon the satisfaction of all obligations and liabilities of the Company to secured parties thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the secured parties. The termination was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $4.2 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the year ended December 31, 2024 and 2023 (dollars in thousands):

	For the year ended December 31,
	2024(1)	2023
JPM Facility interest	$17,729	$19,427
JPM Facility unused fees	340	374
Amortization of debt issuance costs	448	1,918
Total interest and financing expenses related to the JPM Facility	$18,517	$21,719
Weighted average outstanding debt balance of the JPM Facility	$251,339	$254,857
Weighted average interest rate of the JPM Facility(2)	7.8%	7.6%

(1) On November 26, 2024, the Company repaid all amounts outstanding under the JPM Facility, including outstanding borrowings and accrued interest, and terminated the JPM Facility.

(2) Figures for the year ended December 31, 2024 are annualized.

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

On August 9, 2024, the Company terminated in full (i) the CIBC Credit Agreement and the CIBC Facility, and (ii) the security interest over the collateral granted to CIBC as the lender pursuant to the CIBC Credit Agreement and the other loan documents relating to the CIBC Facility. The CIBC Facility terminated upon the satisfaction of all obligations and liabilities of the Company to CIBC as the lender thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to CIBC. The termination was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.8 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

At December 31, 2023, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the CIBC Facility would be deemed to be Level 3 investments

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the year ended December 31, 2024 and 2023 (dollars in thousands):

	For the year ended December 31,
	2024(1)	2023
CIBC Facility interest	$1,715	$1,647
CIBC Facility unused fees	98	181
Amortization of debt issuance costs	143	199
Total interest and financing expenses related to the CIBC Facility	$1,956	$2,027
Weighted average outstanding debt balance of the CIBC Facility	$35,170	$21,184
Weighted average interest rate of the CIBC Facility(2)	8.0%	7.8%

(1) On August 9, 2024, the Company repaid all amounts outstanding under the CIBC Facility, including outstanding borrowings and accrued interest, and terminated the CIBC Facility.

(2) Figures for the years ended December 31, 2024 and December 31, .2023 are annualized.

SMBC Facility

On August 9, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (the “SMBC Credit Agreement” and the senior secured credit facility thereunder, the “SMBC Facility”) by and among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and Sumitomo Mitsui Banking Corporation, as administrative agent, sole book runner and lead arranger.

The SMBC Facility is guaranteed by VCCEH, a wholly owned subsidiary of the Company, and will be guaranteed by certain subsidiary guarantors. Proceeds of the SMBC Facility may be used for general corporate purposes, including the funding of portfolio investments.

The initial maximum principal amount of the SMBC Facility was $170 million, subject to availability under the borrowing base, which is based on the Company’s and subsidiary guarantors’ portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $400 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The SMBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each subsidiary guarantor, subject to certain exceptions.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 1.125% or 1.000% margin, or the alternate base rate plus a 2.125% or 2.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility.

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

On August 28, 2024, the Company closed an additional $25 million of commitments under the accordion feature of the SMBC Credit Agreement, increasing the maximum principal amount available under the SMBC Facility to $195 million.

At December 31, 2024, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SMBC Facility for the year ended December 31, 2024 and 2023 (dollars in thousands):

	For the year ended December 31,
	2024	2023
SMBC Facility interest	$1,814	$—
SMBC Facility unused fees	195	—
Amortization of debt issuance costs	140	—
Total interest and financing expenses related to the SMBC Facility	$2,149	$—
Weighted average outstanding debt balance of the SMBC Facility	$62,794	$—
Weighted average interest rate of the SMBC Facility(1)	7.3%	—

(1) Figures for the year ended December 31, 2024 are annualized.

VCC CLO 1, LLC

On November 26, 2024 (the “Closing Date”), the Company completed its $493.77 million term debt securitization (the “2024 Debt Securitization”), also known as a collateralized loan obligation, in connection with which a subsidiary of the Company issued the Debt (as defined below). The 2024 Debt Securitization is subject to the Company’s’ overall asset coverage requirement.

The debt offered in the 2024 Debt Securitization was issued and incurred by VCC CLO, an indirect, wholly-owned and consolidated subsidiary of the Company, and consists of (i) Class A-1 Senior Secured Floating Rate Notes, Class A-2 Senior Secured Floating Rate Loans, Class B Senior Secured Floating Rate Notes, Class B Senior Secured Floating Rate Loans and the Class C Mezzanine Secured

Deferrable Floating Rate Notes (collectively, the “Secured Debt”), and (ii) the subordinated notes (the “Subordinated Notes” and, together with the Secured Debt, the “Debt”), the terms of which are summarized in the table below (dollars in thousands):

Class	Par Size ($)	Ratings (S&P)	Ratings (Fitch)	Coupon
Class A-1 Notes	$280,000	AAA(sf)	AAA(sf)	SOFR + 1.71%
Class A-2 Loans	30,000	AAA(sf)	N/A	SOFR + 1.85%
Class B Notes	7,000	AA (sf)	N/A	SOFR + 2.15%
Class B Loans	23,000	AA (sf)	N/A	SOFR + 2.15%
Class C Notes	37,500	A (sf)	N/A	SOFR + 2.65%
Subordinated Notes	116,270	N/A	N/A	N/A

VCC CLO Depositor, a direct, wholly owned subsidiary of the Company, retained all of the Subordinated Notes issued in the 2024 Debt Securitization and eliminated in consolidation.

The 2024 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans and participation interests therein, which is managed by the Company pursuant to a collateral management agreement entered into with VCC CLO on the Closing Date (the “Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The Debt is scheduled to mature on October 20, 2036; however, the Debt may be redeemed by VCC CLO, at the written direction of (i) a majority of the Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after November 26, 2026.

As part of the 2024 Debt Securitization, the Company, VCC CLO Depositor and VCC CLO entered into a loan sale and contribution agreement on the Closing Date (the “Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to VCC CLO Depositor and VCC CLO Depositor subsequently sold, transferred, assigned, contributed or otherwise conveyed to VCC CLO the loans and participations therein securing the 2024 Debt Securitization for the purchase price and other consideration set forth in the Sale Agreement. Following this transfer, VCC CLO, and not VCC CLO Depositor or the Company, holds all of the ownership interest in such loans and participations therein. The Company made customary representations, warranties and covenants in the Sale Agreement.

The Secured Debt is a secured obligation of VCC CLO, the Subordinated Notes are the unsecured obligations of VCC CLO, and the indenture and security agreement governing the Debt includes customary covenants and events of default. The Debt has not been, and will not be, registered under the Securities Act of 1933, as amended (the "1933 Act"), or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

At December 31, 2024, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of financing costs incurred on VCC CLO for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the year ended December 31,
	2024	2023
VCC CLO interest	$2,386	$—
Amortization of debt issuance costs	22	—
Total interest and financing expenses related to VCC CLO	$2,408	$—
Weighted average outstanding debt balance of VCC CLO	$377,500	$—
Weighted average interest rate of VCC CLO(1)	6.4%	—

(1) Figures for the year ended December 31, 2024 are annualized.

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

Interest on the Notes are payable semi-annually on June 21 and December 21 each year. The 2026 Notes and the 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to September 21, 2026 and September 21, 2028, respectively, at par plus accrued interest to the redemption date and a make-whole premium, and thereafter at par plus accrued interest to the redemption date. In addition, the Company is obligated to offer to prepay the Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $25,000,000 and $25,000,000 that matures on December 21, 2026 and December 21, 2028,

respectively. Under the interest rate swap agreement for the 2026 Notes and the 2028 Notes, the Company receives a fixed interest rate of 8.10% and 8.20% and pays a floating interest rate of SOFR + 4.226% and SOFR + 4.595%, respectively. The Company designated these interest rate swaps, the 2026 Notes, and the 2028 Notes as a qualifying fair value hedge accounting relationship. For more information, see “Note 5. Derivative Instruments” in our consolidated audited financial statements included in this Annual Report on Form 10-K.

At December 31, 2024, and December 31, 2023 the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the year ended December 31, 2024 and 2023 (dollars in thousands):

	For the year ended December 31,
	2024	2023
2026 Notes interest	$2,024	$56
2028 Notes interest	2,052	57
Amortization of debt issuance costs	97	4
Effect of interest rate swap	775	—
Total	$4,948	$117
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	9.3%	8.2%
Weighted average outstanding balance	50,000	1,507

(1) Figures for the year ended December 31, 2023 are annualized.

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of December 31, 2024 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	50,000	—	—	50,000	—
2026 Notes	25,000	—	25,000	—	—
2028 Notes	25,000	—	—	25,000	—
VCC CLO	377,500	—	—	—	377,500
Total debt obligations	$477,500	$—	$25,000	$75,000	$377,500

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Reimbursement Agreement;
•
the Fronting Letter Agreement; and
•
the Placement Agent Agreements.

For more information on the above agreements, see "Note 7. Related Party Transactions" in our consolidated audited financial statements in this Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of December 31, 2024 and December 31, 2023, we had commitments under loan and financing agreements to fund up to $112.5 million to 53 portfolio companies and $22.7 million to 29 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2024 and December 31, 2023 are shown in the table below (dollars in thousands):

Issuer	As of December 31, 2024	As of December 31, 2023
3G Intermediate, Inc.	1,333	—
3G Intermediate, Inc.	667	—
Accupac, LLC	1,304	564
ACP Oak Buyer, Inc.	553	—
ACP Vault Acquisition, Inc.	1,036	—
ACP Vault Acquisition, Inc.	1,943	—
ADPD Holdings, LLC	—	5
ADPD Holdings, LLC	6	12
ADPD Holdings, LLC	11	13
ADPD Holdings, LLC	2	—
Advanced Web Technologies Holding Company	235	—
Advanced Web Technologies Holding Company	845	—
Alert SRC Newco LLC	2,013	—
Alert SRC Newco LLC	604	—
Apex Dental Partners, LLC	759	—
Apex Dental Partners, LLC	2,172	—
Basin Innovation Group, LLC	1,773	—
Basin Innovation Group, LLC	1,266	—
Bebright MSO, LLC	285	—
Bebright MSO, LLC	1,237	—
Boulder Scientific Company, LLC	—	625
BPCP NSA Intermedco, Inc.	1,409	—
BPCP NSA Intermedco, Inc.	996	—
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	105	210
Distinct Holdings, Inc.	1,590	—
Easy Ice, LLC	1,352	—
Easy Ice, LLC	1,500	—
Easy Ice, LLC	750	—
Eventus Buyer, LLC	1,730	—
Eventus Buyer, LLC	750	—
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	475	360
Eye Health America, LLC	600	1,092
FS Squared Holding Corp.	203	—
FS Squared Holding Corp.	95	—
FS Squared Holding Corp.	46	—
Gen4 Dental Partners OPCO, LLC	585	—
Gen4 Dental Partners OPCO, LLC	2,927	—
Graffiti Buyer, Inc.	1,213	14
Hissho Parent, LLC	635	—
HLSG Intermediate, LLC	—	1,655
Horizon Freight Holdings, Inc.	1,543	—
Horizon Freight Holdings, Inc.	1,543	—
Horizon Freight Holdings, Inc.	757	—
HTI Intermediate, LLC	536	—
HTI Intermediate, LLC	321	—
Hub Pen Company, LLC	629	—
JTM Foods LLC	2	3
KL Bronco Acquisition, Inc.	482	250
KL Bronco Acquisition, Inc.	1,250	1,786
KL Charlie Acquisition Company	52	—
Krayden Holdings, Inc.	1,251	—

Krayden Holdings, Inc.	837	386
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	386	405
Leiters, Inc.	167	244
Lightspeed Buyer, Inc.	318	—
Lightspeed Buyer, Inc.	8,843	—
M&D Midco, Inc.	3,503	11
M&D Midco, Inc.	1,763	10
MDI Buyer, Inc.	220	7
Municipal Emergency Services, Inc.	2,472	—
MWD Management, LLC	300	266
North Haven Stallone Buyer, LLC	—	333
OIS Management Services, LLC	2,563	—
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	176
Online Labels Group, LLC	11	10
Online Labels Group, LLC	9	9
Online Labels Group, LLC	9	9
Pediatric Home Respiratory Services, LLC	2,250	—
Pediatric Home Respiratory Services, LLC	1,050	—
POY Holdings, LLC	—	1,211
QM Buyer, Inc.	2,306	—
QM Buyer, Inc.	1,153	—
RFI Buyer, Inc.	11	12
RWA Wealth Partners, LLC	6,511	9
RWA Wealth Partners, LLC	1,944	37
Senior Direct Lending Program, LLC	17,005	8,557
SGA Dental Partners Opco, LLC	1,491	1,394
SI Holdings, Inc.	522	—
Techmer BB Bidco, LLC	3	32
Titan Group Holdco, LLC	586	—
Titan Group Holdco, LLC	586	—
Titan Group Holdco, LLC	586	—
Turbo Buyer, Inc.	—	760
UHY Advisors, Inc.	1,753	—
UHY Advisors, Inc.	6,623	—
United Musculoskeletal Partners Acquisition Holdings, LLC	—	562
US Health Partners Management, LLC	22	—
US Health Partners Management, LLC	11	—
USN Opco, LLC	556
USSC Holding Corp.	518	—
Zavation Medical Products, LLC	101	—
Total Unfunded Commitments	$112,456	$22,714

Also included within commitments, as of December 31, 2024, were commitments to issue up to $0.1 million in letter of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2024, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

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

For more information regarding the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see "Note 2. Significant Accounting Policies” in our consolidated audited financial statements in this Annual Report on Form 10-K.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company had not yet collected the cash. For the years ended December 31, 2024 and December 31, 2023, the Company earned PIK interest of $2.3 million and $0.5 million, respectively, which is reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the year ended December 31, 2024, the Company did not earn any PIK fee income. For the year ended December 31, 2023, the Company earned $7,524 of PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of December 31, 2024 and December 31, 2023.

Recent Developments

Dividend Declaration

On March 13, 2025, the Board declared a dividend of $0.2400 per share and a special dividend of $0.0185 per share, both payable on April 17, 2025 to shareholders of record as of the close of business on March 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including the valuation of our investment portfolio and changes in interest rates. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including inflationary pressures; overall market changes, including an increase in market volatility and interest rate volatility; geopolitical conditions; legislative reform; and general political, social or economic instability. Generally, a rise in the general level of interest rates, like the current elevated interest rate environment, can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and lead to declines in the value of any fixed rate investments we may hold. However, for variable rate investments that have an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Conversely, a decline in the general level of interest rates can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our decreased pre-incentive fee net investment income.

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

Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could force the United States into a recession. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings. Furthermore, in a lower interest rate environment, we could face a situation where our outstanding debt obligations carry higher coupon payments than newly issued debt, resulting in an increase in relative borrowing costs unless we are able to refinance at more favorable terms.

As of December 31, 2024, all income producing investments in our portfolio and the outstanding borrowings under the SMBC Facility was at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2024, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense (1)	Investment Income
Up 300 basis points	$23,800	$14,300	$9,500
Up 200 basis points	15,800	9,600	6,200
Up 100 basis points	7,900	4,800	3,100
Down 100 basis points	(7,900)	(4,800)	(3,100)
Down 200 basis points	(15,800)	(9,600)	(6,200)
Down 300 basis points	(23,800)	(14,300)	(9,500)

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Varagon Capital Corporation

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of Varagon Capital Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, cash flows, and the consolidated financial highlights (in Note 12) for the year then ended, and the related notes (collectively, referred to as the "financial statements and financial highlights"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, its changes in net assets, its cash flows, and its financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 21, 2025

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Varagon Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Varagon Capital Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodian and directly with designees of the portfolio companies or debt agents; when replies were not received from the designees of the portfolio companies or debt agents, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2022 to 2024.

Dallas, Texas

March 25, 2024

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except share and per share data)

	As of	As of
ASSETS	December 31, 2024	December 31, 2023
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $639,235 and $510,142, respectively)	$631,963	$501,552
Controlled investments, at fair value (amortized cost of $183,982 and $188,471, respectively)	172,152	184,485
Total investments, at fair value (amortized cost of $823,217 and $698,613, respectively)	804,115	686,037
Cash	69,606	19,976
Interest receivable	11,530	11,263
Deferred financing costs	1,619	2,649
Prepaid expenses	884	416
Other assets	—	21
Total assets	$887,754	$720,362

LIABILITIES
Revolving credit facility payable (Note 6)	$50,000	$241,670
Notes payable (net of debt issuance costs of $2,870, and $362, respectively) (Note 6)	424,009	49,638
Shareholder distributions payable	12,736	14,950
Derivative contracts payable, at fair value	—	91
Interest and credit facility fees payable	2,794	5,002
Base management fees payable (Note 7)	1,513	1,286
Income incentive fees payable (Note 7)	206	2,207
Administrator expenses payable	553	287
Directors' fees and expenses payable (Note 9)	81	82
Due to affiliates	741	859
Accounts payable and accrued expenses	1,099	1,140
Other liabilities	732	—
Total liabilities	494,464	317,212

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,524,826 shares issued and outstanding at December 31, 2024, and 500,000,000 shares authorized; 41,505,531 shares issued and outstanding at December 31, 2023	415	415
Paid-in capital in excess of par value	415,176	414,985
Total accumulated earnings (loss)	(22,301)	(12,250)
Total net assets	$393,290	$403,150
NET ASSETS PER SHARE	$9.47	$9.71

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

	For the year ended December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$68,026	$55,932	$25,020
Fee income	599	684	332
Total investment income from non-controlled/non-affiliated investments	68,625	56,616	25,352
From controlled investments:
Interest income	27,712	25,933	12,877
Total investment income from controlled investments	27,712	25,933	12,877
Total investment income	96,337	82,549	38,229

Expenses:
Base management fees (Note 7)	$5,712	$5,081	$2,818
Income incentive fees (Note 7)	5,586	6,035	1,329
Professional fees	2,335	2,295	1,254
Administrator expenses	1,157	1,188	728
Interest expenses (Note 6)	28,495	21,187	8,191
Credit facility fees (Note 6)	1,483	2,676	1,146
Directors’ fees and expenses (Note 9)	315	339	349
Organizational expenses	155	378	187
Insurance expenses	164	385	240
Other general and administrative expenses	405	344	124
Total expenses before taxes	45,807	39,908	16,366
Net investment income before taxes	50,530	42,641	21,863
Excise tax expense	—	2	62
Net investment income (loss)	50,530	42,639	21,801

Realized and unrealized gain (loss):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	179	(289)	—
Net realized gain (loss) on investments	179	(289)	—
Net realized gain (loss) on derivatives	(116)	—	—
Net realized gain (loss) on extinguishment of debt	(5,059)	—	—
Net realized gain (loss)	(4,996)	(289)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	1,318	329	(8,919)
Controlled investments	(7,843)	(346)	(3,640)
Net change in unrealized appreciation (depreciation) on investments	(6,525)	(17)	(12,559)
Net change in unrealized appreciation (depreciation) on derivatives	91	(91)	—
Net change in unrealized appreciation (depreciation)	(6,434)	(108)	(12,559)
Net realized and unrealized gains (losses)	(11,430)	(397)	(12,559)
Net increase (decrease) in net assets resulting from operations	$39,100	$42,242	$9,242

Per Common Share Information:
Weighted average shares outstanding (basic and diluted)	41,517,324	41,499,392	39,848,927
Net investment income per share (basic and diluted)(1)	$1.22	$1.03	$0.55
Earnings per share (basic and diluted)(1)	$0.94	$1.02	$0.23

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

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

	Common Stock			Paid in Capital in		Accumulated	Total
	Shares	Par Amount (1)		Excess of Par (1)		earnings (loss)	Net Assets
Balance at December 31, 2021	—	$—		$—		$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—		—		21,801	21,801
Net change in unrealized appreciation (depreciation) on investments	—	—		—		(12,559)	(12,559)
Capital transactions:
Issuance of common stock	41,486,827	415		414,890		—	415,305
Issuance of common shares pursuant to distribution reinvestment plan(1)	3,915	—	(1)	40		—	40
Redemption of common stock	(100)	—	(1)	—	(1)	—	—
Distributions to shareholders	—	—		—		(20,910)	(20,910)
Tax reclassification of net assets	—	—		(62)		62	—
Total increase (decrease) for the year ended December 31, 2022	41,490,642	415		414,868		(11,606)	403,677
Balance at December 31, 2022	41,490,642	$415		$414,868		$(11,606)	$403,677

Balance at December 31, 2022	41,490,642	$415		$414,868		$(11,606)	$403,677
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—		—		42,639	42,639
Net realized gain (loss) on investments	—	—		—		(289)	(289)
Net change in unrealized appreciation (depreciation) on investments	—	—		—		(17)	(17)
Net change in unrealized appreciation (depreciation) on derivatives						(91)	(91)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	14,889	—		147		—	147
Distributions to shareholders	—	—		—		(42,916)	(42,916)
Tax reclassification of net assets	—	—		(30)		30	—
Total increase (decrease) for the year ended December 31, 2023	14,889	—		117		(644)	(527)
Balance at December 31, 2023	41,505,531	$415		$414,985		$(12,250)	$403,150

Balance at December 31, 2023	41,505,531	$415		$414,985		$(12,250)	$403,150
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—		—		50,530	50,530
Net realized gain (loss) on investments	—	—		—		179	179
Net realized gain (loss) on derivatives	—	—		—		(116)	(116)
Net realized gain (loss) on extinguishment of debt	—	—		—		(5,059)	(5,059)
Net change in unrealized appreciation (depreciation) on investments	—	—		—		(6,525)	(6,525)
Net change in unrealized appreciation (depreciation) on derivatives	—	—		—		91	91
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	19,295	—		191		—	191

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

Distributions to shareholders	—	—	—	(49,151)	(49,151)
Tax reclassification of net assets	—	—	—	—	—
Total increase (decrease) for the year ended December 31, 2024	19,295	—	191	(10,051)	(9,860)
Balance at December 31, 2024	41,524,826	$415	$415,176	$(22,301)	$393,290

(1) Par Amount and Paid in Capital in Excess of Par were both less than $1,000 for the periods shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	For the year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$39,100	$42,242	$9,242
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(333,030)	(89,894)	(587,666)
Payment-in-kind and other adjustments to cost	(1,671)	574	(265)
Repayments of investments	213,529	70,951	52,772
Net realized (gain) loss	(179)	289	—
Net realized (gain) loss on derivatives	116	—	—
Net realized (gain) loss on extinguishment of debt	5,059	—	—
Net payment of settlement of derivatives	(116)	—	—
Net change in unrealized (appreciation) depreciation on investments	6,525	17	12,559
Net change in unrealized (appreciation) depreciation on derivatives	(91)	91	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(621)	—	—
Net amortization (accretion) on investments	(3,253)	(1,838)	(1,401)
Amortization of deferred financing costs	850	2,120	471
Changes in operating assets:
Interest receivable	(267)	(1,992)	(9,271)
Prepaid expenses	(468)	278	(694)
Other assets	21	62	(83)
Changes in operating liabilities:
Interest and credit facility fees payable	(2,208)	635	4,367
Base management fees payable	227	22	1,264
Income incentive fees payable	(2,001)	1,734	473
Administrator expenses payable	266	(8)	295
Directors' fees and expenses payable (Note 9)	(1)	(2)	84
Other liabilities	732	—	—
Due to affiliates	(118)	76	783
Accounts payable and accrued expenses	(41)	389	751
Net cash provided by (used in) operating activities	(77,640)	25,746	(516,319)

Cash flows from financing activities:
Proceeds from issuance of common stock(1)	—	—	273,170
Redemption of common stock(2)	—	—	—
Borrowings on debts	680,050	124,614	290,500
Repayments of debts	(494,220)	(111,444)	(12,000)
Financing costs paid	(7,386)	(1,559)	(4,043)
Dividends paid	(51,174)	(37,797)	(10,892)
Net cash provided by (used in) financing activities	127,270	(26,186)	536,735
Net increase (decrease) in cash	49,630	(440)	20,416
Cash, beginning of period	19,976	20,416	—
Cash, end of period	$69,606	$19,976	$20,416

Supplemental cash information:
Cash paid during the period for interest	$31,309	$21,108	$4,499
Cash paid during the period for taxes	$—	$64	$—
Supplemental non cash information:

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

Non-cash purchase of investments	$—	$—	$142,135
Distributions reinvested	$191	$147	$40

(1) Not inclusive of non-cash purchase of investment during the year ended December 31, 2022.

(2) Proceeds from the redemption of common stock for the year ended December 31, 2022 were less than $1,000.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	4.75%	(S)	9.28%	6/2/2022	12/2/2027		$11,000	$10,903	$11,000		(1)(6)
SI Holdings, Inc.	Revolver	N/A					8/28/2024	12/31/2027		—	(5)	—		(2)(6)(9)
SI Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.18%	12/8/2023	12/31/2027		675	662	675		(1)(6)
SI Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.18%	11/26/2024	12/31/2027		1,660	1,646	1,660		(1)(6)
Trident Maritime Systems, Inc.	Term Loan	SOFR	+	3.5%(2.0% PIK)	(Q)	10.20%	10/19/2023	2/26/2027		664	647	619		(6)(9)
											13,853	13,954	3.55%
Air Freight & Logistics
Horizon Freight Holdings, Inc.	Revolver	SOFR	+	5.00%	(Q)	9.48%	8/22/2024	8/22/2030		$18	$17	$18		(6)(9)(10)
Horizon Freight Holdings, Inc.	Revolver	SOFR	+	5.00%	(Q)	9.33%	8/22/2024	8/22/2030		253	240	238		(6)(9)(10)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(11)	(23)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(11)	(23)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.33%	8/22/2024	8/22/2030		6,541	6,447	6,443		(1)(6)
											6,682	6,653	1.69%
Automobile Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.18%	6/2/2022	11/5/2025		$14,588	$14,537	$14,332		(1)(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	9.91%	6/2/2022	8/31/2028		2,612	2,587	1,985		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	9.91%	6/2/2022	8/31/2028		2,274	2,253	1,728		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	9.91%	6/2/2022	8/31/2028		19	19	15		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	9.91%	6/2/2022	8/31/2028		1,089	1,078	827		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	9.91%	6/2/2022	8/31/2028		212	210	161		(6)(9)
M&D MidCo, Inc.	Revolver	N/A					8/31/2022	8/31/2028		—	(18)	(31)		(2)(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.74%	8/31/2022	8/31/2028		11	10	10		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.66%	8/31/2022	8/31/2028		12	12	12		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	N/A					12/17/2024	8/31/2028		—	(17)	(61)		(2)(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.66%	8/31/2022	8/31/2028		64	63	63		(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.48%	12/17/2024	8/31/2028		4,963	4,913	4,876		(6)(9)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.24%	6/2/2022	11/16/2027		10,851	10,791	10,254		(1)(6)
USSC Holding Corp.	Revolver	N/A					7/23/2024	6/21/2030		—	(7)	(8)		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

USSC Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.76%	7/23/2024	6/21/2030	896	883	882		(6)(9)
USSC Holding Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.58%	7/23/2024	6/21/2030	2,693	2,655	2,653		(1)(6)
										39,969	37,698	9.59%
Beverages
Cold Spring Brewing Company	Term Loan	SOFR	+	4.75%	(M)	9.23%	12/23/2024	12/10/2030	$10,984	$10,875	$10,874		(6)(9)
										10,875	10,874	2.76%
Chemicals
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(M)	9.49%	6/2/2022	12/28/2025	$5,725	$5,707	$5,639		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.23%	6/2/2022	12/28/2025	207	206	204		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.23%	6/2/2022	12/28/2025	414	413	408		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.23%	6/2/2022	12/28/2025	414	413	408		(1)(6)
MDI Buyer, Inc.	Revolver	SOFR	+	5.50%	(Q)	10.27%	8/5/2022	7/25/2028	261	257	261		(6)(9)
MDI Buyer, Inc.	Revolver	PRIME	+	4.50%	(Q)	12.00%	8/5/2022	7/25/2028	550	540	550		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.01%	8/5/2022	7/25/2028	2,351	2,316	2,351		(1)(6)
MDI Buyer, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.01%	8/5/2022	7/25/2028	6,515	6,420	6,515		(1)(6)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.60%	9/1/2022	9/1/2028	3	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.77%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.73%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.78%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	PRIME	+	4.25%	(S)	11.75%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	9.61%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.80%	9/1/2022	9/1/2028	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.77%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.73%	9/1/2022	9/1/2028	53	53	47		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.79%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.78%	9/1/2022	9/1/2028	1	1	—		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.74%	9/1/2022	9/1/2028	—	—	—		(6)(8)(9)
										16,339	16,396	4.17%
Commercial Services & Supplies
3G Intermediate, Inc.	Revolver	N/A					9/30/2024	9/30/2030	$—	$(13)	$(7)		(2)(6)(9)
3G Intermediate, Inc.	Delayed Draw Term Loan	N/A					9/30/2024	9/30/2030	—	(26)	(13)		(2)(6)(9)
3G Intermediate, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.83%	9/30/2024	9/30/2030	3,325	3,261	3,292		(1)(6)
Advanced Web Technologies Holding Company	Revolver	N/A					9/30/2024	12/17/2027	39	36	39		(2)(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	5.75% (2.25% PIK)	(Q)	10.56%	7/2/2024	12/17/2027	432	426	432		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	5.75% (2.25% PIK)	(Q)	10.56%	10/18/2022	12/17/2027	76	74	76	(1)(6)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	N/A					7/2/2024	12/17/2027	—	(13)	—	(2)(6)(9)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	5.75% (2.25% PIK)	(Q)	10.56%	7/2/2024	12/17/2027	1,098	1,088	1,098	(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	5.75% (2.25% PIK)	(Q)	10.56%	10/18/2022	12/17/2027	23	23	23	(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	5.75% (2.25% PIK)	(Q)	10.56%	6/2/2023	12/17/2027	302	297	302	(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	5.75% (2.25% PIK)	(Q)	10.56%	7/2/2024	12/17/2027	507	499	507	(1)(6)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	10.72%	10/6/2023	3/31/2028	2,932	2,882	2,932	(1)(6)
HLSG Intermediate, LLC	Term Loan	SOFR	+	6.25%	(M)	10.72%	10/6/2023	3/31/2028	5,839	5,737	5,839	(1)(6)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	10.98%	3/30/2023	10/31/2025	10	10	10	(1)(6)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	10.93%	1/10/2023	10/31/2025	2,463	2,463	2,389	(1)(6)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.69%	6/2/2022	5/29/2026	2,182	2,169	2,128	(6)(9)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.69%	6/2/2022	5/29/2026	2,836	2,820	2,766	(1)(6)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	5.00%	(M)	9.69%	6/2/2022	5/31/2026	361	359	352	(6)(9)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	5.00%	(M)	9.69%	6/2/2022	5/31/2026	470	467	458	(1)(6)
Online Labels Group, LLC	Revolver	N/A					12/19/2023	12/19/2029	—	—	—	(2)(6)(8)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2023	12/19/2029	—	—	—	(2)(6)(8)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2023	12/19/2029	—	—	—	(2)(6)(8)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.58%	12/19/2023	12/19/2029	71	70	71	(6)(9)
RFI Buyer, Inc.	Revolver	SOFR	+	4.75%	(Q)	9.37%	8/5/2022	8/5/2028	1	1	1	(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.48%	8/5/2022	8/5/2028	10	9	10	(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.28%	8/5/2022	8/5/2028	19	19	19	(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.28%	8/5/2022	8/5/2028	58	57	58	(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.25%	12/2/2024	8/5/2028	2,922	2,879	2,922	(6)(9)
Titan Group Holdco, LLC	Revolver	N/A					8/22/2024	8/13/2029	—	(8)	—	(2)(6)(9)(11)
Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					8/22/2024	8/13/2029	—	(4)	—	(2)(6)(9)
Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					8/22/2024	8/13/2029	—	(4)	—	(2)(6)(9)
Titan Group Holdco, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.33%	8/22/2024	8/13/2029	2,554	2,517	2,554	(1)(6)
VRC Companies, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.35%	6/2/2022	6/29/2027	633	628	627	(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

VRC Companies, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.35%	6/2/2022	6/29/2027	10,972	10,888	10,862		(1)(6)
										39,611	39,747	10.11%
Construction & Engineering
HTI Intermediate, LLC	Revolver	SOFR	+	5.00%	(Q)	9.44%	3/1/2024	3/1/2030	$36	$30	$32		(6)(9)
HTI Intermediate, LLC	Delayed Draw Term Loan	N/A					3/1/2024	3/1/2030	—	(5)	(5)		(2)(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.47%	3/1/2024	3/1/2030	1,276	1,253	1,263		(6)(9)
Royal Holdco Corporation	Term Loan	SOFR	+	5.75%	(Q)	10.54%	3/8/2023	12/30/2027	672	661	672		(6)(9)
										1,939	1,962	0.50%
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Revolver	SOFR	+	4.75%	(Q)	9.11%	12/23/2024	12/23/2030	13	12	12		(6)(9)(10)
FS Squared Holding Corp.	Delayed Draw Term Loan	N/A					12/23/2024	12/23/2030	—	(2)	(4)		(2)(6)(9)
FS Squared Holding Corp.	Delayed Draw Term Loan	N/A					12/23/2024	12/23/2030	—	(1)	(2)		(2)(6)(9)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(Q)	9.11%	12/23/2024	12/23/2030	417	410	410		(6)(9)
KeyImpact Holdings, Inc.	Term Loan	SOFR	+	6.50%	(Q)	11.09%	1/31/2024	1/31/2029	10,854	10,621	10,854		(1)(6)(9)
										11,040	11,270	2.87%
Containers & Packaging
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.23%	6/2/2022	6/18/2026	$3,184	$3,184	$2,921		(1)(6)(9)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.23%	6/2/2022	6/18/2026	2,526	2,499	2,318		(1)(6)(9)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.23%	6/2/2022	6/18/2026	217	217	200		(1)(6)(9)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.23%	6/2/2022	6/18/2026	9,264	9,129	8,499		(1)(6)(9)
Oliver Packaging, LLC	Revolver	SOFR	+	5.00% (.50% PIK)	(Q)	9.98%	7/6/2022	7/6/2028	174	168	167		(6)(9)(10)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.48%	7/6/2022	7/6/2028	3,940	3,893	3,891		(6)(9)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.48%	8/30/2024	7/6/2028	716	709	707		(6)(9)
										19,799	18,703	4.76%
Distributors
Graffiti Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.12%	4/29/2024	8/10/2027	$360	$349	$329		(6)(9)
Graffiti Buyer, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.19%	4/29/2024	8/10/2027	1,724	1,703	1,689		(1)(6)
Hub Pen Company, LLC	Revolver	N/A					9/30/2024	12/31/2027	—	(12)	(11)		(2)(6)(9)(10)
Hub Pen Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.90%	9/30/2024	12/31/2027	6,278	6,161	6,168		(1)(6)
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.71%	6/2/2022	3/31/2025	187	187	187		(6)(9)
Polk Acquisition Corp.	Delayed Draw Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	11.96%	6/2/2022	3/31/2025	215	215	215		(1)(6)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25%	(M)	9.71%	6/2/2022	3/31/2025	5,087	5,086	5,087		(6)(9)
Polk Acquisition Corp.	Term Loan	SOFR	+	5.25% (2.25% PIK)	(M)	11.96%	6/2/2022	3/31/2025	5,876	5,875	5,876		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.24%	11/22/2023	11/16/2027	580	572	580		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.98%	11/22/2023	11/16/2027	626	618	626		(1)(6)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.98%	11/22/2023	11/16/2027	5,037	4,949	5,037		(1)(6)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	9.74%	6/2/2022	12/1/2025	10,867	10,851	10,106		(1)(6)(9)
										36,554	35,889	9.13%
Diversified Consumer Services
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	11.03%	8/16/2022	8/16/2028	$2	$2	$2		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.70%	8/16/2022	8/16/2028	1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	11.39%	8/16/2022	8/16/2028	1	1	1		(6)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2022	8/16/2028	—	—	(1)		(2)(6)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2022	8/16/2028	—	—	(1)		(2)(6)(9)
ADPD Holdings LLC	Term Loan	SOFR	+	6.00%	(S)	11.03%	8/16/2022	8/16/2028	74	73	66		(6)(9)
Castleworks Home Services Company	Revolver	PRIME	+	4.5% (7.5% PIK)	(Q)	19.50%	6/29/2022	6/29/2028	795	785	578		(6)(9)
Castleworks Home Services Company	Term Loan	PRIME	+	4.5% (7.5% PIK)	(Q)	19.50%	6/29/2022	6/29/2028	6,581	6,509	4,805		(6)(9)
Express Wash Acquisition Company, LLC	Revolver	SOFR	+	6.50%	(Q)	11.35%	7/14/2022	7/14/2028	141	138	121		(6)(9)
Express Wash Acquisition Company, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.35%	7/14/2022	7/14/2028	1,118	1,104	1,031		(1)(6)(9)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.50%	(Q)	11.35%	7/14/2022	7/14/2028	5,272	5,214	4,864		(1)(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	770	768	737		(1)(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	5,419	5,405	5,189		(1)(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	1,716	1,711	1,642		(1)(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	494	492	473		(1)(6)(9)
										22,203	19,508	4.96%
Diversified Financial Services
RWA Wealth Partners, LLC	Revolver	N/A					8/31/2022	11/15/2030	$—	$(19)	$(19)		(2)(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.19%	8/31/2022	11/15/2030	278	255	275		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.10%	8/31/2022	11/15/2030	156	143	89		(6)(9)
RWA Wealth Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.27%	8/31/2022	11/15/2030	8,611	8,526	8,525		(1)(6)
										8,905	8,870	2.26%
Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	6.25%	(S)	11.09%	11/29/2023	4/16/2027	$312	$306	$312		(6)(9)
										306	312	0.08%
Electronic Equipment, Instruments & Components
Alert SRC Newco LLC	Revolver	N/A					12/11/2024	12/11/2030	$—	$(9)	$(5)		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

Alert SRC Newco LLC	Delayed Draw Term Loan	N/A					12/11/2024	12/11/2030	—	(15)	(15)		(2)(6)(9)
Alert SRC Newco LLC	Term Loan	SOFR	+	5.00%	(M)	9.45%	12/11/2024	12/11/2030	6,241	6,148	6,194		(6)(9)
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.33%	6/2/2022	12/21/2026	7,289	7,289	7,289		(1)(6)
										13,413	13,463	3.42%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.46%	6/2/2022	4/7/2028	$723	$720	$723		(1)(6)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.00%	(M)	9.46%	6/2/2022	4/7/2028	7,604	7,533	7,604		(1)(6)
										8,253	8,327	2.12%
Food Products
Hissho Parent, LLC	Revolver	N/A					8/8/2024	5/18/2029	$—	$(6)	$—		(2)(6)(9)
Hissho Parent, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.27%	8/8/2024	5/18/2029	3,483	3,451	3,483		(1)(6)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.06%	9/28/2022	5/14/2027	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	10.03%	9/28/2022	5/14/2027	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.99%	9/28/2022	5/14/2027	5	5	5		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.92%	9/28/2022	5/14/2027	4	4	4		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.92%	9/28/2022	5/14/2027	2	2	2		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.89%	9/28/2022	5/14/2027	5	5	5		(6)(9)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(M)	11.75%	9/28/2022	5/14/2027	8	8	8		(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.73%	9/28/2022	5/14/2027	69	68	69		(6)(9)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.99%	6/2/2022	10/22/2029	8,000	7,925	7,920		(1)(6)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50% (3.50% PIK)	(Q)	13.85%	6/2/2022	8/2/2027	6,057	5,992	5,209		(6)(9)
										17,458	16,709	4.25%
Ground Transportation
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.5% (4.25% PIK)	(Q)	11.49%	6/2/2022	8/3/2026	$4,972	$4,964	$4,723		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.5% (4.25% PIK)	(Q)	11.49%	6/2/2022	8/3/2026	937	936	890		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.5% (4.25% PIK)	(Q)	11.49%	10/4/2024	8/3/2026	204	200	194		(6)(9)
Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	10.79%	6/2/2022	12/31/2025	1,926	1,916	1,926		(1)(6)
Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	10.79%	6/2/2022	12/31/2025	8,722	8,676	8,722		(1)(6)
										16,692	16,455	4.18%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Revolver	N/A					12/27/2024	8/29/2026	$—	$(8)	$—		(2)(6)(9)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.23%	6/2/2022	8/29/2026	5,831	5,806	5,831		(1)(6)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.23%	3/19/2024	8/29/2026	814	805	814		(1)(6)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.23%	12/27/2024	8/29/2026	3,321	3,271	3,321		(6)(9)
BioCare Medical, LLC	Term Loan	SOFR	+	7.00%	(M)	11.44%	11/18/2022	12/9/2027	1,303	1,277	1,303		(6)(9)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.96%	6/2/2022	12/6/2025	1,285	1,281	1,265		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.96%	6/2/2022	12/6/2025	348	347	343		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.96%	6/2/2022	12/6/2025	2,980	2,971	2,935		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.96%	6/2/2022	12/6/2025	248	247	244		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	10.50%	9/16/2022	12/6/2025	10	10	10		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.49%	6/21/2022	11/24/2026	7,313	7,241	7,130		(1)(6)
Pediatric Home Respiratory Services, LLC	Revolver	SOFR	+	5.50%	(S)	9.78%	12/23/2024	12/23/2030	200	188	194		(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	N/A					6/2/2022	12/23/2030	—	(11)	(11)		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.50%	(S)	9.78%	6/2/2022	12/23/2030	11,500	11,396	11,443		(6)(9)
SunMed Group Holdings, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.26%	11/22/2024	6/16/2028	1,762	1,750	1,749		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.50%	(Q)	9.95%	7/22/2024	6/30/2028	53	52	53		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.50%	(Q)	9.93%	7/22/2024	6/30/2028	48	46	46		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.50%	(Q)	9.93%	7/22/2024	6/30/2028	11	10	11		(6)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.93%	6/2/2022	6/30/2028	4,861	4,832	4,825		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.95%	7/22/2024	6/30/2028	1,276	1,259	1,267		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.23%	7/22/2024	6/30/2028	2,410	2,371	2,392		(1)(6)
										45,141	45,165	11.48%
Health Care Providers & Services
ACP Vault Acquisition, Inc.	Revolver	SOFR	+	5.25%	(M)	9.61%	9/3/2024	9/3/2029	$259	$235	$233		(6)(9)
ACP Vault Acquisition, Inc.	Delayed Draw Term Loan	N/A					9/3/2024	9/3/2029	—	(18)	(39)		(2)(6)(9)
ACP Vault Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(M)	9.61%	9/3/2024	9/3/2029	11,305	11,090	11,079		(1)(6)(9)
Apex Dental Partners, LLC	Revolver	N/A					10/29/2024	10/29/2030	—	(7)	(2)		(2)(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.77%	10/29/2024	10/29/2030	737	720	735		(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.77%	10/29/2024	10/29/2030	448	438	447		(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.72%	10/29/2024	10/29/2030	251	245	250		(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.64%	10/29/2024	10/29/2030	190	186	184		(6)(9)
Apex Dental Partners, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.85%	10/29/2024	10/29/2030	7,213	7,143	7,195		(1)(6)
Bebright MSO, LLC	Revolver	N/A					6/3/2024	6/3/2030	—	(22)	—		(2)(6)(9)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.34%	6/3/2024	6/3/2030	3,332	3,268	3,332		(6)(9)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.14%	6/3/2024	6/3/2030	940	922	940		(6)(9)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.08%	6/3/2024	6/3/2030	382	374	382		(6)(9)
Bebright MSO, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.26%	6/3/2024	6/3/2030	6,155	6,041	6,154		(1)(6)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(M)	10.03%	11/1/2024	11/1/2030	115	103	103		(6)(9)
Eventus Buyer, LLC	Delayed Draw Term Loan	N/A					11/1/2024	11/1/2030	—	(13)	(26)		(2)(6)(9)
Eventus Buyer, LLC	Term Loan	SOFR	+	5.50%	(M)	9.86%	11/1/2024	11/1/2030	6,401	6,308	6,304		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

Eye Health America, LLC	Revolver	N/A					7/26/2022	7/26/2028	—	(7)	—	(2)(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.17%	7/26/2022	7/26/2028	329	325	329	(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.00%	7/26/2022	7/26/2028	1,860	1,838	1,860	(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.00%	7/26/2022	7/26/2028	4,106	4,059	4,105	(1)(6)
Gen4 Dental Partners OPCO, LLC	Revolver	N/A					5/13/2024	5/13/2030	—	(10)	(7)	(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Delayed Draw Term Loan	N/A					5/13/2024	5/13/2030	—	(26)	(37)	(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.56%	5/13/2024	5/13/2030	8,738	8,577	8,629	(1)(6)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.47%	6/2/2022	12/10/2026	1,295	1,292	1,295	(1)(6)(9)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(Q)	9.47%	6/2/2022	12/10/2026	9,347	9,317	9,347	(1)(6)(9)
MWD Management, LLC	Revolver	SOFR	+	5.00%	(Q)	9.43%	6/15/2022	6/15/2027	200	195	200	(6)(9)
MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.43%	6/15/2022	6/15/2027	1,960	1,949	1,960	(1)(6)
MWD Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.43%	6/15/2022	6/15/2027	2,444	2,417	2,444	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.25%	6/2/2022	3/14/2025	1,485	1,485	1,485	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	10.16%	6/2/2022	3/14/2025	457	457	457	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.47%	6/2/2022	3/14/2025	922	922	922	(1)(6)
NJEye LLC	Term Loan	SOFR	+	4.75%	(Q)	10.25%	6/2/2022	3/14/2025	6,956	6,956	6,956	(1)(6)
OIS Management Services, LLC	Revolver	N/A					11/16/2022	11/16/2028	—	(11)	—	(2)(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.08%	6/2/2022	11/16/2028	1,896	1,856	1,896	(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.30%	8/21/2024	11/16/2028	348	343	348	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.27%	8/21/2024	11/16/2028	1,062	1,047	1,062	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.07%	8/21/2024	11/16/2028	468	462	468	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.08%	8/21/2024	11/16/2028	628	619	628	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	N/A					8/21/2024	11/16/2028	—	—	—	(2)(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.08%	11/16/2022	11/16/2028	4,913	4,808	4,912	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.59%	6/2/2022	3/31/2026	3,327	3,327	2,936	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.59%	6/2/2022	3/31/2026	4,002	4,002	3,531	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.59%	6/2/2022	3/31/2026	4,873	4,873	4,301	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.58%	7/17/2024	7/17/2029	103	100	102	(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.25%	7/17/2024	7/17/2029	103	100	102		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.25%	7/17/2024	7/17/2029	144	139	143		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	10.24%	7/17/2024	7/17/2029	136	132	135		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	9.94%	7/17/2024	7/17/2029	303	294	300		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	9.95%	7/17/2024	7/17/2029	299	289	281		(6)(9)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.01%	7/17/2024	7/17/2029	13,659	13,399	13,522		(1)(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.38%	7/15/2022	7/15/2028	850	842	848		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.32%	7/15/2022	7/15/2028	587	582	586		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.25%	7/15/2022	7/15/2028	375	371	374		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.09%	7/15/2022	7/15/2028	89	88	89		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.40%	7/15/2022	7/15/2028	4,888	4,888	4,876		(1)(6)
US Health Partners Management, LLC	Revolver	N/A					1/12/2024	1/11/2030	—	—	—		(2)(6)(8)(9)
US Health Partners Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.32%	1/12/2024	1/11/2030	14	14	14		(6)(9)
US Health Partners Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.33%	1/12/2024	1/11/2030	13	13	13		(6)(9)
US Health Partners Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.33%	1/12/2024	1/11/2030	33	32	33		(6)(9)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.98%	6/9/2022	12/21/2026	1,176	1,169	1,176		(1)(6)
USN Opco, LLC	Delayed Draw Term Loan	N/A					11/15/2024	12/21/2026	—	(5)	—		(2)(6)(9)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.23%	3/26/2024	12/21/2026	2,441	2,404	2,441		(1)(6)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.27%	11/15/2024	12/21/2026	278	273	278		(6)(9)
										123,209	122,611	31.18%
Health Care Technology
BRG Acquisition Co., LLC	Revolver	N/A					7/26/2022	7/26/2028	$—	$(7)	$(9)		(2)(6)(9)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	9.98%	7/26/2022	7/26/2028	3,372	3,328	3,322		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	9.98%	7/26/2022	7/26/2028	3,372	3,328	3,322		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(Q)	10.33%	12/27/2023	7/26/2028	2,970	2,921	2,970		(1)(6)
Lightspeed Buyer, Inc.	Revolver	N/A					12/2/2024	2/3/2027	—	(3)	—		(2)(6)(9)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	N/A					12/2/2024	2/3/2027	—	(85)	—		(2)(6)(9)
Lightspeed Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.08%	12/2/2024	2/3/2027	3,355	3,323	3,355		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

Q-Centrix Holdings LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.11%	6/2/2022	6/1/2026	4,786	4,782	4,786		(1)(6)
Q-Centrix Holdings LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	9.11%	6/2/2022	6/1/2026	941	941	941		(1)(6)
Q-Centrix Holdings LLC	Term Loan	SOFR	+	4.50%	(Q)	9.11%	6/2/2022	6/1/2026	3,825	3,824	3,825		(1)(6)
										22,352	22,512	5.72%
Hotels, Restaurants & Leisure
Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(M)	10.46%	12/13/2022	7/31/2026	$4,888	$4,777	$4,888		(1)(6)
										4,777	4,888	1.24%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	9.96%	6/2/2022	11/9/2027	$9,314	$9,286	$9,220		(1)(6)
										9,286	9,220	2.34%
Insurance
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.48%	6/2/2022	12/2/2025	$1,288	$1,282	$1,243		(1)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.48%	6/2/2022	12/2/2025	496	492	479		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.48%	6/2/2022	12/2/2025	1,222	1,216	1,179		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.48%	6/2/2022	12/2/2025	6,950	6,914	6,707		(1)(6)
										9,904	9,608	2.44%
IT Services
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.33%	8/24/2022	12/21/2027	$9,873	$9,812	$9,873		(1)(6)
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.33%	8/13/2024	12/21/2027	792	785	792		(1)(6)
Concord III, L.L.C.	Revolver	SOFR	+	6.25%	(M)	10.61%	12/20/2023	12/20/2028	105	101	105		(6)(9)
Concord III, L.L.C.	Term Loan	SOFR	+	6.25%	(M)	10.61%	12/20/2023	12/20/2028	4,344	4,260	4,330		(1)(6)
Distinct Holdings, Inc.	Revolver	N/A					7/18/2024	7/18/2029	—	(20)	(24)		(2)(6)(9)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.08%	7/18/2024	7/18/2029	11,951	11,756	11,771		(1)(6)(9)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	9.08%	6/2/2022	3/10/2028	8,445	8,368	8,445		(1)(6)
										35,062	35,292	8.97%
Life Sciences Tools & Services
KL Charlie Acquisition Company	Revolver	N/A					9/5/2023	12/30/2026	$—	$(1)	$(1)		(2)(6)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.96%	6/2/2022	12/30/2026	605	605	599		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.96%	6/2/2022	12/30/2026	2,597	2,572	2,571		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.96%	3/17/2023	12/30/2026	3	3	3		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.50%	(M)	9.96%	11/26/2024	12/30/2026	620	614	614		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.50%	(M)	9.96%	3/17/2023	12/30/2026	2	2	2		(1)(6)
Molecular Designs, LLC	Term Loan	SOFR	+	4.50%	(M)	8.95%	9/9/2024	10/4/2027	2,264	2,223	2,252		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.43%	6/2/2022	10/29/2027	695	695	686		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.73%	6/2/2022	10/29/2027	5,727	5,717	5,656		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.43%	6/2/2022	10/29/2027	2,834	2,829	2,799		(1)(6)
										15,259	15,181	3.86%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

Personal Care Products
Accupac, LLC	Revolver	N/A					12/31/2024	12/31/2029	$—	$(26)	$(13)		(2)(6)(9)
Accupac, LLC	Term Loan	SOFR	+	7.00%	(Q)	11.33%	6/2/2022	12/31/2029	8,696	8,522	8,609		(6)(9)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.60%	6/2/2022	7/28/2026	5,478	5,478	5,409		(1)(6)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.25%	(Q)	9.94%	6/30/2022	6/30/2028	232	223	225		(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.70%	6/30/2022	6/30/2028	532	518	513		(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.94%	6/30/2022	6/30/2028	3,840	3,790	3,802		(1)(6)
										18,505	18,545	4.72%
Pharmaceuticals
Advantage HCS LLC	Term Loan	SOFR	+	5.25%	(Q)	9.77%	11/8/2023	11/8/2029	$12,469	$12,148	$12,469		(1)(6)(9)
Leiters, Inc.	Revolver	PRIME	+	5.00%	(Q)	12.50%	9/29/2023	6/29/2028	77	71	61		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.61%	9/29/2023	6/29/2028	482	470	451		(6)(9)
										12,689	12,981	3.30%
Professional Services
Basin Innovation Group, LLC	Revolver	N/A					12/6/2024	12/6/2030	$—	$(19)	$(9)		(2)(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	N/A					12/6/2024	12/6/2030	—	(13)	(13)		(2)(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.51%	12/6/2024	12/6/2030	11,700	11,526	11,612		(6)(9)
UHY Advisors, Inc.	Revolver		+	0.50%	(Q)	0.50%	11/22/2024	11/21/2031	—	(17)	(18)		(2)(6)(9)
UHY Advisors, Inc.	Delayed Draw Term Loan		+	0.75%	(Q)	0.75%	11/22/2024	11/21/2031	—	(33)	(66)		(2)(6)(9)
UHY Advisors, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.26%	11/22/2024	11/21/2031	6,623	6,558	6,557		(1)(6)
										18,002	18,063	4.59%
Software
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.94%	8/12/2022	7/20/2029	$98	$93	$87		(6)(9)
QM Buyer, Inc.	Revolver	N/A					12/6/2024	12/6/2030	—	(17)	(9)		(2)(6)(9)
QM Buyer, Inc.	Delayed Draw Term Loan	N/A					12/6/2024	12/6/2030	—	(17)	(17)		(2)(6)(9)
QM Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.44%	12/6/2024	12/6/2030	6,919	6,816	6,867		(6)(9)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.00%	(Q)	9.33%	11/26/2024	8/30/2029	10,719	10,707	10,719		(1)(6)
										17,582	17,647	4.49%
Textiles, Apparel & Luxury Goods
BPCP NSA Intermedco, Inc.	Revolver	N/A					5/17/2024	5/17/2030	$—	$(13)	$—		(2)(6)(9)
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.12%	5/17/2024	5/17/2030	233	228	233		(6)(9)
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.09%	5/17/2024	5/17/2030	302	295	302		(6)(9)
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.11%	5/17/2024	5/17/2030	341	334	341		(6)(9)
BPCP NSA Intermedco, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.11%	5/17/2024	5/17/2030	6,520	6,430	6,520		(1)(6)
										7,274	7,396	1.88%
Trading Companies & Distributors
Easy Ice, LLC	Revolver	N/A					10/30/2024	10/30/2030	$—	$(11)	$(11)		(2)(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	N/A					6/21/2024	12/31/2025	—	(11)	(20)		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

Easy Ice, LLC	Delayed Draw Term Loan	N/A					10/30/2024	10/30/2030		—	(11)	(23)		(2)(6)(9)
Easy Ice, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.99%	10/30/2024	10/30/2030		6,738	6,640	6,637		(1)(6)
Krayden Holdings, Inc.	Revolver	N/A					3/1/2023	3/1/2029		—	(12)	(2)		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					3/1/2023	3/1/2029		—	(9)	(1)		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					3/1/2023	3/1/2029		—	(9)	(1)		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					8/30/2024	3/1/2029		—	(6)	(3)		(2)(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.11%	3/1/2023	3/1/2029		2,034	1,985	2,029		(1)(6)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.11%	8/30/2024	3/1/2029		1,248	1,236	1,245		(1)(6)
Municipal Emergency Services, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.48%	9/24/2024	10/1/2027		1,301	1,259	1,301		(6)(9)
											11,051	11,151	2.84%
Transportation Infrastructure
G2 Secure Staff, L.L.C.	Term Loan	SOFR	+	5.50%	(Q)	10.24%		7/2/2025		$476	$471	$476		(6)(9)
											471	476	0.12%

Total Senior Secured First Lien Loans											634,455	627,526	159.56%
Equity
Automobile Components
M&D Parent Holdings, LLC	Class B Units								500,000		500	590		(3)(9)
											500	590	0.15%
Chemicals
MDI Aggregator LP	Common Units								8,046		807	790		(3)(9)
Techmer BB Aggregator, LP	Limited Partnership Units								333		348	207		(3)(9)
											1,155	997	0.25%
Commercial Services & Supplies
RFI Group Holdings, L.P.	Class A Units								3,000		300	391		(3)(9)
Chimney Rock 3G Co-Invest	Equity Co-Invest								1,250		126	125		(3)(9)
											426	516	0.13%
Construction & Engineering
HT Investors, LLC	A1 Units								3,333		332	333		(3)(9)
											332	333	0.08%
Containers & Packaging
Oliver Investors, LP	Class A Units								6,080		608	476		(3)(9)
											608	476	0.12%
Diversified Consumer Services
FS NU Investors, LP	Class A Units								5,257		526	217		(3)(9)
											526	217	0.06%
Health Care Technology
BRG Group Holdings, LLC	Class A Units								626,441		626	702		(3)(9)
											626	702	0.18%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

Personal Care Products
KLC Fund 1-C1 LP	Limited Partnership Units							605,769		607	606		(3)(9)
										607	606	0.15%

Total Equity										4,780	4,437	1.13%
Subtotal Non-Controlled/Non-Affiliated Investments										639,235	631,963	160.69%

Controlled Investments:													(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 13.50%	12/31/36		187,122	183,982	172,152		(2)(4)(5)
										$183,982	$172,152	43.77%

Subtotal Controlled Investments										$183,982	$172,152	43.77%
Total Investments, December 31, 2024										$823,217	$804,115	204.46%

Derivative Instruments

Description	Hedging Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	2026 Notes	8.10%	USD-SOFR-Compound + 4.202%	CIBC Bank USA	12/21/2026	$25,000	$146	$—	$146	(7)
Interest rate swap	2028 Notes	8.20%	USD-SOFR-Compound + 4.550%	CIBC Bank USA	12/21/2028	25,000	502	—	502	(7)
Total						$50,000	$648	$—	$648

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of December 31, 2024.

^ Percentage is based on net assets of $393,290 as of December 31, 2024.

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

(1) The Company's investment or a portion thereof is held by VCC CLO 1, LLC, which serves as collateral for the 2024 Debt Securitization (See "Note 6. Borrowings").

(2) The investment has an unfunded commitment as of December 31, 2024 (See "Note 8. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2024, total qualifying assets at fair value represented 80.3% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment is valued using observable inputs using a Level 2 measurement in the ASC 820 fair value hierarchy as of December 31, 2024 (See "Note 4. Fair Value Measurements").

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

(8) Par Amount, Amortized Cost, and Fair Value are less than $1,000.

(9) The investment or a portion thereof held by the Company or VCC Equity Holdings, LLC, a wholly owned subsidiary of the Company, is pledged as collateral under the SMBC Facility (See "Note 6. Borrowings").

(10) As of December 31, 2024, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments for further information on letters of credit commitments related to certain portfolio companies.

(11) As of December 31, 2024, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8, Commitments for further information on letters of credit commitments related to certain portfolio companies.

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
December 31, 2024

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

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings"). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under the JPM Facility before its termination on November 26, 2024 (See Note 6. Borrowings"), held no collateral assets as of December 31, 2024. VSDLP holds the Company’s interest in the SDLP (as defined below). VCC CLO Depositor, which in turn wholly owns VCC CLO 1, LLC ("VCC CLO"), was formed for the purpose of issuing a term debt securitization.

Formation Transactions

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of the Company's common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022, in connection with the Merger (as described below). On June 2, 2022, Varagon Fund I, L.P., a Delaware limited partnership and a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act (“VF1”), merged with and into the Company (the “Merger”), with the Company continuing as the surviving entity. As a result of the Merger, the Company acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all of VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”), in exchange for shares of the Company’s common stock. Accordingly, the Company received $40.9 million in cash and $145.2 million in investments at fair value, which consisted of a non-cash purchase of a $142.1 million investment and $3.1 million of total accumulated earnings. In addition, $191.3 million of VF1 investor commitments were converted into capital commitments to the Company (of which, $185.5 million was funded). In addition, the Company issued 18.6 million of shares of common stock at $10.00 per share to the limited partners of VF1 in exchange for the assets and liabilities of VF1. Additionally, on June 2, 2022, the Company received $296.9 million of capital commitments (of which, $175.2 million was funded) (the “Initial Closing”) and the Company issued 17.5 million shares of common stock at $10.00 per share to new investors. The Company also became the sole member of its wholly owned subsidiaries VCCF and VSDLP. On June 2, 2022, immediately prior to its election to be regulated as a BDC, the Company purchased a portfolio of existing loans for $449.4 million (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser using proceeds from the Initial Closing and borrowings under the JPM Facility (as described below) pursuant to loan sale and purchase agreements. In connection with the purchase of the Initial Portfolio, the Board reviewed and approved the fair value of the Initial Portfolio based on the Adviser’s internal analysis and input from third-party valuation firms.

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

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of December 31, 2024, the Company held approximately $69.6 million in cash. As of December 31, 2023, the Company held approximately $20.0 million in cash.

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

For the year ended December 31, 2024, the Company incurred and expensed $0.2 million of organizational expenses. For the years ended December 31, 2023 and 2022, the Company incurred and expensed $0.4 million, and $0.2 million of organizational expenses, respectively.

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

Deferred Financing Costs

Deferred financing costs, incurred in connection with any revolving credit facility or term debt securitization are presented as an asset on the Company’s consolidated statements of assets and liabilities and are deferred and amortized over the life of the respective financing (See "Note 6. Borrowings”).

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the years ended December 31, 2024, 2023 and 2022, the Company earned PIK interest of $2.3 million, $0.5 million and $0.1 million, which is reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the year ended December 31, 2024, the Company did not earn any PIK fee income. For the years ended December 31, 2023 and 2022, the Company earned $7,524 and $0.2 million of PIK fee income, respectively.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2024 and December 31, 2023, there were no loans on non-accrual.

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

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting ("ASC 280"), the Company is externally managed and has determined that it has a single operating and reporting segment, which derives investment income from its portfolio of investments. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. See Note 13 "Segment Reporting" for more information.

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

In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures. ASU 2023-07, which enhances the disclosures required for significant segment expenses that are regularly provided to the CODM. ASU 2024-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 13 "Segment Reporting" for more information on the effects of the adoption of ASU 2023-07.

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$634,455	77.1%	$627,526	78.0%
Equity	4,780	0.6	4,437	0.6
Subordinated Certificates of the SDLP	183,982	22.3	172,152	21.4
Total Investments	$823,217	100.0%	$804,115	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$506,153	72.5%	$497,911	72.6%
Equity	3,989	0.6	3,641	0.5
Subordinated Certificates of the SDLP	188,471	26.9	184,485	26.9
Total Investments	$698,613	100.0%	$686,037	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$183,982	22.3%	$172,152	21.4%
Health Care Providers & Services	123,209	15.0	122,611	15.2
Health Care Equipment & Supplies	45,141	5.5	45,165	5.6
Automobile Components	40,469	4.9	38,288	4.8
Commercial Services & Supplies	40,037	4.9	40,263	5.0
Distributors	36,554	4.5	35,889	4.5
IT Services	35,062	4.3	35,292	4.4
Professional Services	18,002	2.2	18,063	2.2
Health Care Technology	22,978	2.8	23,214	2.9
Diversified Consumer Services	22,729	2.8	19,725	2.5
Containers & Packaging	20,407	2.5	19,179	2.4
Personal Care Products	19,112	2.3	19,151	2.4
Software	17,582	2.1	17,647	2.2
Chemicals	17,494	2.1	17,393	2.2
Food Products	17,458	2.1	16,709	2.1
Ground Transportation	16,692	2.0	16,455	2.0
Life Sciences Tools & Services	15,259	1.9	15,181	1.9
Aerospace & Defense	13,853	1.7	13,954	1.7
Electronic Equipment, Instruments & Components	13,413	1.6	13,463	1.7
Pharmaceuticals	12,689	1.5	12,981	1.6
Consumer Staples Distribution & Retail	11,040	1.3	11,270	1.4
Trading Companies & Distributors	11,051	1.3	11,151	1.4
Beverages	10,875	1.3	10,874	1.4
Insurance	9,904	1.2	9,608	1.2
Household Products	9,286	1.1	9,220	1.1
Diversified Financial Services	8,905	1.1	8,870	1.1
Energy Equipment & Services	8,253	1.0	8,327	1.0
Textiles, Apparel & Luxury Goods	7,274	0.9	7,396	0.9
Air Freight & Logistics	6,682	0.8	6,653	0.8
Hotels, Restaurants & Leisure	4,777	0.6	4,888	0.6
Construction & Engineering	2,271	0.3	2,295	0.3
Transportation Infrastructure	471	0.1	476	0.1
Diversified Telecommunication Services(2)	306	0.0	312	0.0
Total Investments	$823,217	100.00%	$804,115	100.00%

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

Transactions With Controlled/Affiliated Companies

During the year ended December 31, 2024, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2023	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2024	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$184,485	$30,113	$(1,910)	$(32,693)	$(7,843)	$—	$172,152	$27,712

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of December 31, 2024 and December 31, 2023, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of December 31, 2024 and December 31, 2023, the Company and ARCC had agreed to make capital available to the SDLP in the aggregate totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of December 31, 2024 and December 31, 2023, the Company has funded $187.1 million and $189.7 million, respectively, of its commitment to the SDLP and had $19.2 million and $16.6 million in unfunded commitments remaining available to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $184.0 million and $172.2 million, respectively, as of December 31, 2024, and $188.5 million and $184.5 million, respectively, as of December 31, 2023. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 13.5% and 14.4%, respectively, as of December 31, 2024, and 14.3% and 14.6%, respectively, as of December 31, 2023. For the years ended December 31, 2024, 2023 and 2022, the Company earned interest income of $27.7 million, $25.9 million and $12.9 million, respectively, from its investment in the Subordinated Certificates. As of December 31, 2024 and December 31, 2023, $6.3 million and $6.8 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of December 31, 2024 and December 31, 2023, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2024, loans in two portfolio companies were on non-accrual status. As of December 31, 2023, loans in one portfolio company were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2024 and December 31, 2023 (dollars in millions):

	As of December 31, 2024	As of December 31, 2023
Total first lien senior secured loans(1)	$4,759	$5,431
Largest loan to a single borrower(1)	$400	$370
Total of five largest loans to borrower(1)	$1,692	$1,650
Number of borrowers in the SDLP	20	22
Commitments to fund delayed draw loans (2)	$489	$260

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of December 31, 2024 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Qnnect, LLC and Connector TopCo, LP	Term Loan	SOFR	+	5.25%	(Q)	10.33%	11/2/2029	$272,375	$272,375	$272,375	(2)
Qnnect, LLC and Connector TopCo, LP	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	10.33%	11/2/2029	3,146	3,146	3,146	(2)
									275,521	275,521
Automobile Components
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	174,307	174,307	146,418	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	35,956	35,956	30,203	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	41,293	41,293	34,686	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	7.16%	8/31/2028	25,642	25,642	21,539	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	2,342	2,342	1,967	(2)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.51%	5/19/2027	203,274	200,709	132,128	(2)(3)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	8.00%	(Q)	12.33%	5/19/2027	34,034	33,192	22,122	(2)(3)
									513,441	389,063
Chemicals
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	7/26/2030	118,315	118,315	115,948	(2)
									118,315	115,948
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.13%	8/20/2031	226,072	226,072	226,072	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	8/20/2031	82,329	82,329	82,329	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.25%	8/20/2031	3,750	3,750	3,750	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(S)	10.28%	10/13/2027	195,865	195,865	191,948	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.28%	10/13/2027	46,831	46,831	46,362	(2)
									554,847	550,461
Construction & Engineering
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.42%	11/21/2029	259,905	259,905	259,905	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.42%	11/21/2029	66,014	66,014	66,014	(2)
									325,919	325,919
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.50%	12/23/2030	250,833	250,833	246,444	(2)
									250,833	246,444
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.30%	11/5/2031	220,500	220,500	218,295	(2)
									220,500	218,295
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2026	175,310	175,310	143,754	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2026	28,993	28,993	23,775	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2026	13,827	13,827	11,338	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2026	46,651	46,651	38,254	(2)
									264,781	217,121
Health Care Providers and Services
Center for Autism and Related Disorders, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	7,307	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	132,765	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	19,452	—	—	(2)(3)
Center for Autism and Related Disorders, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	11/21/2024	4,820	—	—	(2)(3)
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.86%	7/31/2031	228,934	228,934	226,645	(2)
									228,934	226,645
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	4.00%	(Q)	8.33%	11/3/2031	112,500	112,500	111,375	(2)

									112,500	111,375
Hotels, Restaurants & Leisure
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.74%	6/29/2029	59,700	59,700	59,700	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.81%	6/29/2029	20,798	20,798	20,798	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.58%	6/29/2029	167,450	167,450	167,450	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	4/1/2030	43,474	43,474	43,474	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	4/1/2030	11,664	11,664	11,664	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.13%	4/1/2030	231,075	231,075	231,075	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.00%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.12%	6/8/2026	24,420	24,420	24,420	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	10.50%	6/8/2026	74,168	74,168	74,168	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.25%	6/8/2026	149,181	149,181	149,181	(2)
HGC Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.16%	6/8/2026	102,375	102,375	102,375	(2)
									934,305	934,305
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	9.96%	11/9/2027	300,825	300,825	291,800	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	9.96%	11/9/2027	26,460	26,460	25,666	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	9.96%	11/9/2027	40,044	40,044	38,843	(2)
									367,329	356,309
Insurance
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	9.11%	10/31/2031	122,656	122,656	121,430	(2)
									122,656	121,430
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.73%	10/26/2027	34,677	34,677	34,677	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	10/26/2027	220,501	220,501	220,501	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	10/26/2027	12,915	12,915	12,915	(2)
									268,093	268,093
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	5.75%	(M)	10.21%	12/14/2027	32,913	32,913	32,913	(2)
									32,913	32,913

Total Investments, December 31, 2024									$4,590,887	$4,389,842

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of December 31, 2024.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2024.

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

After performing the investment analysis and income analysis for the year ended December 31, 2024, the Company determined that the fair value of the SDLP represented greater than 20% of the Company's total investments (at fair value) and also generated more than 20% of the Company’s total income. Accordingly, the audited financial statements of SDLP are attached as an exhibit to this Annual Report on Form 10-K.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$87	$627,439	$627,526
Equity	—	—	4,437	4,437
Subordinated Certificates of the SDLP	—	—	172,152	172,152
Total investments at fair value	$—	$87	$804,028	$804,115
Interest rate swaps	—	648	—	648
Total interest rate swaps	$—	$648	$—	$648

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2024 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2023	$497,822	$3,641	$184,485	$685,948
Purchases	302,125	792	30,113	333,030
Payment-in-kind and other adjustments to cost	3,581	—	(1,910)	1,671
Principal repayments	(180,836)	—	(32,693)	(213,529)
Net realized gains/(losses)	179	—	—	179
Net amortization of premium/discount	3,252	—	—	3,252
Net change unrealized gains/(losses)	1,316	4	(7,843)	(6,523)
Balance as of December 31, 2024	$627,439	$4,437	$172,152	$804,028
Net change unrealized appreciation/(depreciation) for investments still held as of December 31, 2024	$(6,925)	$(341)	$(11,830)	$(19,096)

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

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. For the year ended December 31, 2024, the Company had no investments transferred in/out of the Level 3 category. For the year ended December 31, 2023, there were no investments transferred out of Level 3; however, the Company had two equity investments with an aggregate fair value of $1.3 million transfer from being measured at NAV to Level 3 as a result of changes in the observability of significant inputs.

The Company generally employs the Income Based Approach (as described below) to estimate the fair value of its investments. Additionally, the Company may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company or any applicable collateral, in order to evaluate coverage of the Company’s investments.

Income Based Approach: The Company may use a discounted cash flow analysis to estimate the fair value of the investment, specifically the yield method. Projected cash flows represent the relevant investment’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate that is calibrated to the initial transaction and monitored over time to adjust for changes in observed market spreads and yields since the issuance of the investment as well as changes in company specific factors. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement.

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing cash flow (typically EBITDA or revenue, or the relevant industry metric) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company multiples to the portfolio company’s latest twelve month EBITDA, revenue or other applicable metric to calculate the enterprise value of the portfolio company. The Company may also consider projected multiples in the assessment if applicable.

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$509,227	Income Approach (DCF)	Discount Rate	6.9% - 20.4%	9.5%
Senior Secured First Lien Term Loans	102,903	Recent Transaction	Transaction Prices	98.2% - 99.8%	99.1%
Senior Secured First Lien Term Loans	15,309	Recovery	EV/EBITDA	8.6x - 11.4x	10.1x
Equity	2,280	Market Approach	Market Multiple	8.8x -28.5x	14.8x
Equity	125	Recent Transaction	Transaction Prices	100.0% - 100.0%	100.0%
Equity	2,032	Income Approach (DCF)	Long Term Growth Rate, Discount Rate	7.6% - 12.6%	10.1%
		Market Approach	EBITDA Multiple	15.5x - 19.6x	17.1x
Subordinated Certificates of the SDLP	172,152	Income Approach (DCF)	Discount Rate	9.4% - 9.4%	9.4%
Total	$804,028

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

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The significant unobservable inputs used in the income approach are the comparative yield or discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate interest rate risk exposures. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes (as defined in "Note 6. Borrowings"), the Company entered into an interest rate swap agreement with CIBC Bank USA ("CIBC"). As of December 31, 2024, the Company had two outstanding interest rates swaps that were designated as hedges in qualifying hedging relationships (as detailed below). As of December 31, 2023, the Company had two outstanding interest rates swaps that were not designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to all of these interest rate swap contracts was CIBC.

Certain information related to the Company's derivative instruments as of December 31, 2024 is presented in the consolidated statements of assets and liabilities as follows:

As of December 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$146	$—	Other Liabilities
Interest rate swap	25,000	12/21/2028	502	—	Other Liabilities
Total	$50,000		$648	$—

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

The Company records its derivatives on a net basis in the consolidated statements of assets and liabilities. The Company has a master netting agreement with its derivative counterparty which allows for the right to offset by counterparty. As of December 31, 2024 there have been no offsets.

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the year ended December 31, 2024, 2023, and 2022 is presented in the consolidated statements of operations as follows:

		For the year ended December 31,
Derivative Instrument	Consolidated Statements of Operations Location	2024	2023	2022
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$91	$(91)	$—
Total		$91	$(91)	$—

Net realized gain (loss) on derivative instruments recognized by the Company for the year ended December 31, 2024, 2023, and 2022, is presented in the consolidated statements of operations as follows:

		For the year ended December 31,
Derivative Instrument	Consolidated Statements of Operations Location	2024	2023	2022
Interest rate swaps	Net realized gain (loss) on derivatives	$(116)	$—	$—
Total		$(116)	$—	$—

Each of the interest rate swap agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations. As of December 31, 2024, the termination fair value of derivatives in a net liability position related to these agreements was $(0.7) million. As of December 31, 2024, the Company had not posted any collateral related to these agreements.

If the Company had breached any of these provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of December 31, 2024, the Company's asset coverage ratio was 181.63%.

The Company’s outstanding debt as of December 31, 2024 and December 31, 2023 was as follows (dollars in thousands):

	As of December 31, 2024				As of December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Facility(1)	$—	$—	$—	$—	$300,000	$233,900	$233,900	$233,900
CIBC Facility(2)	—	—	—	—	75,000	7,770	7,770	7,770
SMBC Facility	195,000	50,000	50,000	50,000	—	—	—	—
2026 Notes(3)(4)	25,000	25,000	24,750	25,000	25,000	25,000	25,000	25,000
2028 Notes(3)(4)	25,000	25,000	24,364	25,000	25,000	25,000	25,000	25,000
VCC CLO(3)	377,500	377,500	374,895	377,500	—	—	—	—
Total borrowings outstanding	$622,500	$477,500	$474,009	$477,500	$425,000	$291,670	$291,670	$291,670

(1) On November 26, 2024, the Company repaid all amounts outstanding under the JPM Facility, including outstanding borrowings and accrued interest, and terminated the JPM Facility.

(2) On August 9, 2024, the Company repaid all amounts outstanding under the CIBC Facility, including outstanding borrowings and accrued interest, and terminated the CIBC Facility.

(3) Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(4) The carrying values of the 2026 Notes and the 2028 Notes as of December 31, 2024 are presented inclusive of an incremental $(0.1) million and $(0.5) million, each resulting from a hedge accounting relationship.

Credit Facilities

JPM Facility

On June 2, 2022, the Company's wholly owned subsidiary, VCCF, entered into the Loan and Security Agreement (as amended on January 26, 2023 and November 20, 2023, the "Loan and Security Agreement" and the revolving credit facility thereunder, the "JPM Facility") with JPMorgan Chase Bank, National Association, as administrative agent ("JPMorgan").

The JPM Facility permitted VCCF to borrow up to $300 million, subject to certain leverage and borrowing base restrictions, and could have increased up to $600 million with the consent of the lenders. The reinvestment period and termination date of the JPM Facility was June 2, 2025 and June 2, 2027, respectively.

The JPM Facility bore interest at an annual rate of: (i) with respect to interest based reference rate other than a term SOFR, the reference rate plus a margin equal to 2.375% per annum; provided that, in the case of advances denominated in British Pounds, the margin was 2.494% per annum (ii) with respect to interest based on a term SOFR, the SOFR plus a margin equaled to 2.475% per annum and (iii) with respect to interest based on a Base Rate, the Base Rate plus a margin equaled to 2.475% per annum. JPMorgan determined the reference rate. The Company paid a fee of 0.50% per annum on the average daily committed but unused amounts under the JPM Facility during its ramp-up period (June 2, 2022 up to but not including March 2, 2023), and, beginning March 3, 2023 through its termination (as described below), paid a fee of 0.75% on annum.

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

On November 20, 2023, the Company entered into the Second Amendment to the Loan and Security Agreement (the "Second Amendment"). The Second Amendment, among other things: (i) permitted the inclusion of revolving loans as collateral to the JPM Facility; (ii) decreased the minimum funding amount under the Loan and Agreement from 85% to 75% of the financing commitment which commenced on November 21, 2023; and (iii) increased the percentage of Collateral Principal Amount (as defined in the Second Amendment) that may consist of portfolio investments the obligors of which have a leverage ratio equal to or greater than 7.0x from 0.0% to 10.0%.

On November 26, 2024, the Company terminated in full (i) the JPM Facility, and (ii) the security interest over the collateral granted by VCCF to the collateral agent pursuant to the Loan and Security Agreement and the other loan documents relating to the JPM Facility. The JPM Facility terminated upon the satisfaction of all obligations and liabilities of the Company to secured parties thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the secured parties. The termination was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $4.2 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the year ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the year ended December 31,
	2024(1)	2023	2022
JPM Facility interest	$17,729	$19,427	$8,191
JPM Facility unused fees	340	374	675
Amortization of debt issuance costs	448	1,918	471
Total interest and financing expenses related to the JPM Facility	$18,517	$21,719	$9,337
Weighted average outstanding debt balance of the JPM Facility	$251,339	$254,857	$272,019
Weighted average interest rate of the JPM Facility(2)	7.8%	7.6%	5.2%

(1) On November 26, 2024, the Company repaid all amounts outstanding under the JPM Facility, including outstanding borrowings and accrued interest, and terminated the JPM Facility.

(2) Figures for years ended December 31, 2024 and December 31, 2022 are annualized.

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

On August 9, 2024, the Company terminated in full (i) the CIBC Credit Agreement and the CIBC Facility, and (ii) the security interest over the collateral granted to CIBC as the lender pursuant to the CIBC Credit Agreement and the other loan documents relating to the CIBC Facility. The CIBC Facility terminated upon the satisfaction of all obligations and liabilities of the Company to CIBC as the lender thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to CIBC. The termination was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.8 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

At December 31, 2023, the carrying amount of the Company's borrowings under the CIBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the CIBC Facility would be deemed to be Level 3 investments

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the year ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the year ended December 31,
	2024(1)	2023	2022
CIBC Facility interest	$1,715	$1,647	$—
CIBC Facility unused fees	98	181	—
Amortization of debt issuance costs	143	199	—
Total interest and financing expenses related to the CIBC Facility	$1,956	$2,027	$—
Weighted average outstanding debt balance of the CIBC Facility	$35,170	$21,184	$—
Weighted average interest rate of the CIBC Facility(2)	8.0%	7.8%	—

(1) On August 9, 2024, the Company repaid all amounts outstanding under the CIBC Facility, including outstanding borrowings and accrued interest, and terminated the CIBC Facility.

(2) Figures for years ended December 31, 2024 and December 31, 2023 are annualized.

SMBC Facility

On August 9, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (the “SMBC Credit Agreement” and the senior secured credit facility thereunder, the “SMBC Facility”) by and among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and Sumitomo Mitsui Banking Corporation, as administrative agent, sole book runner and lead arranger.

The SMBC Facility is guaranteed by VCCEH, a wholly owned subsidiary of the Company, and will be guaranteed by certain subsidiary guarantors. Proceeds of the SMBC Facility may be used for general corporate purposes, including the funding of portfolio investments.

The initial maximum principal amount of the SMBC Facility was $170 million, subject to availability under the borrowing base, which is based on the Company’s and subsidiary guarantors’ portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $400 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The SMBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each subsidiary guarantor, subject to certain exceptions.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 1.125% or 1.000% margin, or the alternate base rate plus a 2.125% or 2.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility.

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

On August 28, 2024, the Company closed an additional $25 million of commitments under the accordion feature of the SMBC Credit Agreement, increasing the maximum principal amount available under the SMBC Facility to $195 million.

At December 31, 2024, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SMBC Facility for the year ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the year ended December 31,
	2024	2023	2022
SMBC Facility interest	$1,814	$—	$—
SMBC Facility unused fees	195	—	—
Amortization of debt issuance costs	140	—	—
Total interest and financing expenses related to the SMBC Facility	$2,149	$—	$—
Weighted average outstanding debt balance of the SMBC Facility	$62,794	$—	$—
Weighted average interest rate of the SMBC Facility(1)	7.3%	—	—

(1) Figures for year ended December 31, 2024 are annualized.

VCC CLO 1, LLC

On November 26, 2024 (the “Closing Date”), the Company completed its $493.77 million term debt securitization (the “2024 Debt Securitization”), also known as a collateralized loan obligation, in connection with which a subsidiary of the Company issued the Debt (as defined below). The 2024 Debt Securitization is subject to the Company’s’ overall asset coverage requirement.

The debt offered in the 2024 Debt Securitization was issued and incurred by VCC CLO, an indirect, wholly-owned and consolidated subsidiary of the Company, and consists of (i) Class A-1 Senior Secured Floating Rate Notes, Class A-2 Senior Secured Floating Rate Loans, Class B Senior Secured Floating Rate Notes, Class B Senior Secured Floating Rate Loans and the Class C Mezzanine Secured Deferrable Floating Rate Notes (collectively, the “Secured Debt”), and (ii) the subordinated notes (the “Subordinated Notes” and, together with the Secured Debt, the “Debt”), the terms of which are summarized in the table below:

Class	Par Size ($)	Ratings (S&P)	Ratings (Fitch)	Coupon
Class A-1 Notes	$280,000	AAA(sf)	AAA(sf)	SOFR + 1.71%
Class A-2 Loans	30,000	AAA(sf)	N/A	SOFR + 1.85%
Class B Notes	7,000	AA (sf)	N/A	SOFR + 2.15%
Class B Loans	23,000	AA (sf)	N/A	SOFR + 2.15%
Class C Notes	37,500	A (sf)	N/A	SOFR + 2.65%
Subordinated Notes	116,270	N/A	N/A	N/A

VCC CLO Depositor, a direct, wholly owned subsidiary of the Company, retained all of the Subordinated Notes issued in the 2024 Debt Securitization and eliminated in consolidation.

The 2024 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans and participation interests therein, which is managed by the Company pursuant to a collateral management agreement entered into with VCC CLO on the Closing Date (the “Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The Debt is scheduled to mature on October 20, 2036; however, the Debt may be redeemed by VCC CLO, at the written direction of (i) a majority of the Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after November 26, 2026.

As part of the 2024 Debt Securitization, the Company, VCC CLO Depositor and VCC CLO entered into a loan sale and contribution agreement on the Closing Date (the “Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to VCC CLO Depositor and VCC CLO Depositor subsequently sold, transferred, assigned, contributed or otherwise conveyed to VCC CLO the loans and participations therein securing the 2024 Debt Securitization for the purchase price and other consideration set forth in the Sale Agreement. Following this transfer, VCC CLO, and not VCC CLO Depositor or the Company, holds all of the ownership interest in such loans and participations therein. The Company made customary representations, warranties and covenants in the Sale Agreement.

The Secured Debt is a secured obligation of VCC CLO, the Subordinated Notes are the unsecured obligations of VCC CLO, and the indenture and security agreement governing the Debt includes customary covenants and events of default. The Debt has not been, and will not be, registered under the Securities Act of 1933, as amended (the "1933 Act"), or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

At December 31, 2024, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of financing costs incurred on VCC CLO for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the year ended December 31,
	2024	2023	2022
VCC CLO interest	$2,386	$—	$—
Amortization of debt issuance costs	22	—	—
Total interest and financing expenses related to VCC CLO	$2,408	$—	$—
Weighted average outstanding debt balance of VCC CLO	$377,500	$—	$—
Weighted average interest rate of VCC CLO(1)	6.4%	—	—

(1) Figures for year ended December 31, 2024 are annualized.

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

Interest on the Notes are payable semi-annually on June 21 and December 21 each year. The 2026 Notes and the 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to September 21, 2026 and September 21, 2028, respectively, at par plus accrued interest to the redemption date and a make-whole premium, and thereafter at par plus accrued interest to the redemption date. In addition, the Company is obligated to offer to prepay the Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

At December 31, 2024, and December 31, 2023 the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the year ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the year ended December 31,
	2024	2023	2022
2026 Notes interest	$2,024	$56	$—
2028 Notes interest	$2,052	$57	$—
Amortization of debt issuance costs	$97	$4	$—
Effect of interest rate swap	$775	$—	$—
Total	$4,948	$117	$—
Weighted average stated interest rate, net of effect of interest rate swaps(1)	9.7%	8.2%	—
Weighted average outstanding balance	50,000	1,507	—

(1) Figures for year ended December 31, 2023 are annualized.

Note 7. Related Party Transactions

Investment Advisory Agreement

On June 2, 2022, the Company entered into an investment advisory agreement with the Adviser. In connection with the Transaction, the Company entered into a new investment agreement between the Company and the Adviser (the "Prior Investment Advisory Agreement"), which was materially identical to the investment advisory agreement, dated June 2, 2022, and became effective on September 6, 2023. At a meeting of the Company’s shareholders held on June 12, 2024, the Company’s shareholders voted to approve an amended investment advisory agreement by and between the Company and the Adviser (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders.

The Investment Advisory Agreement amended the Prior Investment Advisory Agreement as follows:

(iii)
reduced the incentive fee payable by the Company to the Adviser following an initial public offering or a listing of the common stock on a national securities exchange (a "Public Listing") from 20% of all remaining Pre-Incentive Fee Net Investment Income (as defined below) above the “catch-up” to 17.5% of all remaining Pre-Incentive Fee Net Investment Income above the “catch-up”; and

(iv)
more accurately reflects the original intent of the parties with respect to the “three-year look back” by revising the description of the calculation of the Income Incentive Fee (as defined below) to more explicitly account for the “three-year look back” and specifically referring to the “aggregate” Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters (as defined below) in the description of the calculation; therefore, the foregoing change is clarifying in nature and neither reflects a change in the actual calculation of the Income Incentive Fee nor would result in any change in the fees payable by the Adviser.

Other than the foregoing, no other material provisions of the Prior Investment Advisory Agreement changed.

Base Management Fee

Pursuant to the Investment Advisory Agreement, prior to a Public Listing, the Company pays to the Adviser a fee (the “Management Fee”) for management services in an amount equal to an annual rate of 0.75% of the Company's "Adjusted Gross Assets," The Company's Adjusted Gross Assets is the average of the accreted or amortized cost basis of the Company's portfolio investments, excluding cash and cash equivalents and undrawn capital commitments at the end of the two most recently completed fiscal quarters (and, in the case of the first quarter-end following the Initial Closing, at the end of such fiscal quarter-end). The Management Fee is payable quarterly in arrears. Pursuant to the Investment Advisory Agreement, beginning with the first full calendar quarter following Public Listing, the Company will pay to the Adviser the Management Fee in an amount equal to an annual rate of 1.00% of the Adjusted Gross Assets payable quarterly in arrears (and, in the case of the first full calendar quarter-end following a Public Listing, at the end of such fiscal quarter-end).

For the years ended December 31, 2024, 2023, and 2022, the Company incurred base management fees to the Adviser of $5.7 million, $5.1 million, and $2.8 million, respectively.

As of December 31, 2024, and December 31, 2023, $1.5 million and $1.3 million, respectively, was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

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

(iv)
no incentive fee in any calendar quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters does not exceed the hurdle rate of 1.75% for such Trailing Twelve Quarters;

(v)
100% of the excess of the Company’s aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate until the Adviser has received a “catch-up” equal to 12.5% of the aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters; and
(vi)
12.5% of the Company’s remaining aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters, if any, that exceeds the “catch-up,”

Beginning with the first full calendar quarter following a Public Listing, under the Investment Advisory Agreement, the Income Incentive Fee will be calculated, subject to the Incentive Fee Cap, and payable quarterly in arrears in respect of the Trailing Twelve Quarters as follows:

(iv)
no incentive fee in any calendar quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters does not exceed the hurdle rate of 1.75% for such Trailing Twelve Quarters;

(v)
100% of the excess of the Company’s aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate until the Adviser has received a “catch-up” equal to 17.5% of the aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters; and

(vi)
17.5% of the Company’s remaining aggregate Pre-Incentive Fee Net Investment Income in respect of the relevant Trailing Twelve Quarters, if any, that exceeds the “catch-up,”

“Pre-incentive fee net investment income” means interest income, dividend income, accrued interest on the Subordinated Certificates, and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies accrued during the relevant calendar quarter, minus its operating expenses during the relevant calendar quarters including the Management Fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Income Incentive Fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The Income Incentive Fee for a particular quarter is subject to a cap (the "Incentive Fee Cap”). Beginning with the first full calendar quarter following a Public Listing, the Incentive Fee Cap is equal to the difference between (x) 12.5% of the Cumulative Net Return (as defined below) from the calendar quarter then ending and the eleven preceding calendar quarters (such period the “Trailing Twelve Quarters”) and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Following a Public Listing, the Incentive Fee Cap will be equal to the difference between (x) 17.5% of the Cumulative Net Return during the relevant Trailing Twelve Quarters and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Cumulative Net Return is defined as the sum of (a) pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation in respect of the relevant Trailing Twelve Quarters.

For the years ended December 31, 2024, 2023, and 2022, the Company incurred an Income Incentive Fee of $5.6 million, $6.0 million, and $1.3 million, respectively.

As of December 31, 2024 and December 31, 2023, $0.2 million and $2.2 million, respectively, was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

Capital Gains Incentive Fee

The second part of the incentive fee, the capital gains incentive fee ("Capital Gains Incentive Fee"), is determined and payable in arrears as of the end of each fiscal year. Prior to a Public Listing, the amount of Capital Gains Incentive Fee is equal to 12.5% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Beginning with the first full calendar quarter following a Public Listing, the Capital Gains Incentive Fee will be equal to 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

For the year ended December 31, 2024, 2023, and 2022 the Company did not incur a Capital Gains Incentive Fee.

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

For the years ended December 31, 2024, 2023, and 2022, the Company recorded administrator expenses of $1.2 million, $1.2 million, and $0.7 million, respectively.

As of December 31, 2024 and December 31, 2023, the Company had $0.6 million and $0.3 million, respectively, in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

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

Any such reimbursement will be made during the first four fiscal quarters following the 24-month period after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended by up to an additional 18 months in the sole discretion of the Board (i.e., from 24 months to up to 42 months after the Initial Closing) which, on March 20, 2024, was extended to December 2, 2025 by the Board. For the avoidance of doubt the Company will reimburse the Adviser or, as applicable, Varagon, for the organizational and offering expenses incurred by the Company during the first four fiscal quarters following the extended Fundraising Period (i.e. beginning with the fiscal quarter ending March 31, 2026). The Company’s obligation to reimburse the Adviser or Varagon, as applicable, under the Expense Reimbursement Agreement automatically became a liability of the Company on June 2, 2022, when the Company elected to be regulated as a BDC under the 1940 Act. For the avoidance of doubt, reimbursements under the Expense Reimbursement Agreement are not conditioned on any performance threshold and are not considered a contingent liability for accounting purposes.

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

On December, 20, 2022, Varagon advanced a Fronted Amount of $10.0 million to the Company. On December 28, 2022, the Company repaid $2.0 million thereof to Varagon. As of December 31, 2022, the Company had $8.0 million remaining due to Varagon, which is included in “Fronting amount payable” in the accompanying consolidated statements of assets and liabilities. On January 17, 2023, the Company repaid Varagon the remaining $8.0 million due to Varagon under the Fronting Letter. As of December 31, 2024 and December 31, 2023, there were no Fronted Amounts advanced by the Company from Varagon.

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

Note 8. Commitments

Unfunded commitments

As of December 31, 2024 and December 31, 2023, the Company had commitments under loan and financing agreements to fund up to $112.5 million to 53 portfolio companies and $22.7 million to 29 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2024 and December 31, 2023 are shown in the table below (dollars in thousands):

Issuer	As of December 31, 2024	As of December 31, 2023
3G Intermediate, Inc.	1,333	—
3G Intermediate, Inc.	667	—
Accupac, LLC	1,304	564
ACP Oak Buyer, Inc.	553	—
ACP Vault Acquisition, Inc.	1,036	—
ACP Vault Acquisition, Inc.	1,943	—
ADPD Holdings, LLC	—	5
ADPD Holdings, LLC	6	12
ADPD Holdings, LLC	11	13
ADPD Holdings, LLC	2	—
Advanced Web Technologies Holding Company	235	—
Advanced Web Technologies Holding Company	845	—
Alert SRC Newco LLC	2,013	—
Alert SRC Newco LLC	604	—
Apex Dental Partners, LLC	759	—
Apex Dental Partners, LLC	2,172	—
Basin Innovation Group, LLC	1,773	—
Basin Innovation Group, LLC	1,266	—
Bebright MSO, LLC	285	—
Bebright MSO, LLC	1,237	—
Boulder Scientific Company, LLC	—	625
BPCP NSA Intermedco, Inc.	1,409	—
BPCP NSA Intermedco, Inc.	996	—
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	105	210
Distinct Holdings, Inc.	1,590	—
Easy Ice, LLC	1,352	—
Easy Ice, LLC	1,500	—
Easy Ice, LLC	750	—
Eventus Buyer, LLC	1,730	—
Eventus Buyer, LLC	750	—
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	475	360
Eye Health America, LLC	600	1,092
FS Squared Holding Corp.	203	—
FS Squared Holding Corp.	95	—
FS Squared Holding Corp.	46	—
Gen4 Dental Partners OPCO, LLC	585	—
Gen4 Dental Partners OPCO, LLC	2,927	—
Graffiti Buyer, Inc.	1,213	14
Hissho Parent, LLC	635	—
HLSG Intermediate, LLC	—	1,655
Horizon Freight Holdings, Inc.	1,543	—
Horizon Freight Holdings, Inc.	1,543	—
Horizon Freight Holdings, Inc.	757	—
HTI Intermediate, LLC	536	—
HTI Intermediate, LLC	321	—
Hub Pen Company, LLC	629	—
JTM Foods LLC	2	3
KL Bronco Acquisition, Inc.	482	250
KL Bronco Acquisition, Inc.	1,250	1,786
KL Charlie Acquisition Company	52	—
Krayden Holdings, Inc.	1,251	—

Krayden Holdings, Inc.	837	386
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	386	405
Leiters, Inc.	167	244
Lightspeed Buyer, Inc.	318	—
Lightspeed Buyer, Inc.	8,843	—
M&D Midco, Inc.	3,503	11
M&D Midco, Inc.	1,763	10
MDI Buyer, Inc.	220	7
Municipal Emergency Services, Inc.	2,472	—
MWD Management, LLC	300	266
North Haven Stallone Buyer, LLC	—	333
OIS Management Services, LLC	2,563	—
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	176
Online Labels Group, LLC	11	10
Online Labels Group, LLC	9	9
Online Labels Group, LLC	9	9
Pediatric Home Respiratory Services, LLC	2,250	—
Pediatric Home Respiratory Services, LLC	1,050	—
POY Holdings, LLC	—	1,211
QM Buyer, Inc.	2,306	—
QM Buyer, Inc.	1,153	—
RFI Buyer, Inc.	11	12
RWA Wealth Partners, LLC	6,511	9
RWA Wealth Partners, LLC	1,944	37
Senior Direct Lending Program, LLC	17,005	8,557
SGA Dental Partners Opco, LLC	1,491	1,394
SI Holdings, Inc.	522	—
Techmer BB Bidco, LLC	3	32
Titan Group Holdco, LLC	586	—
Titan Group Holdco, LLC	586	—
Titan Group Holdco, LLC	586	—
Turbo Buyer, Inc.	—	760
UHY Advisors, Inc.	1,753	—
UHY Advisors, Inc.	6,623	—
United Musculoskeletal Partners Acquisition Holdings, LLC	—	562
US Health Partners Management, LLC	22	—
US Health Partners Management, LLC	11	—
USN Opco, LLC	556
USSC Holding Corp.	518	—
Zavation Medical Products, LLC	101	—
Total Unfunded Commitments	$112,456	$22,714

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2024, the Company had cash of $69.6 million, available borrowings under the SMBC Facility of $145.0 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

Also included within commitments, as of December 31, 2024, were commitments to issue up to $0.1 million in letter of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2024, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

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

For the years ended December 31, 2024, 2023 and 2022, the Company accrued directors' fees of $0.3 million, $0.3 million and $0.3 million, respectively. As of December 31, 2024 and December 31, 2023, the Company had $0.1 million and $0.1 million respectively, in "Directors' fees and expenses payable" in the accompanying consolidated statements of assets and liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the year ended December 31, 2024, 2023, and 2022 (dollars in thousands, except per share data):

	For the year ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$39,100	$42,242	$9,242
Weighted average shares outstanding(1)	41,517,324	41,499,392	39,848,927
Earnings per share (basic and diluted)(1)	$0.94	$1.02	$0.23

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

As of December 31, 2024, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $7.2 million ($1.2 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, the Company held the Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of its shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through December 31, 2024 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through December 31, 2024 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Total					$112,576	41,025	$406

Note 11. Income Taxes

The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a RIC, the Company generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. To qualify as a RIC, the Company must meet certain minimum distribution, source-of-income, and asset diversification requirements. The minimum distribution requirements applicable to RICs generally require the Company to distribute at least 90% of its investment company taxable income, as defined by the Code, each year.

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

As of December 31, 2024, and December 31, 2023, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the year ended December 31, 2024, and the year ended December 31, 2023, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no uncertain tax positions as of and through December 31, 2024.

Federal Income Taxes

The Company is subject to the Code, U.S. federal income tax regulations, and other administrative guidance relating to U.S. federal income tax filing requirements. The Company is expected to have minimal or no income subject to tax and therefore no provision has been included for taxes due. The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code. As a result, the Company generally does not expect to be subject to U.S. federal income taxes.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Tax cost of investments	$812,936	$686,423

Unrealized appreciation	3,739	1,389
Unrealized depreciation	(12,548)	(1,775)
Net unrealized appreciation (depreciation) from investments	$(8,809)	$(386)

For U.S. federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the year ended December 31, 2024, 2023, and 2022 (dollars in thousands).

	For the year ended December 31,
	2024	2023	2022
Ordinary Income	$49,153	$42,916	$20,910
Long-term Capital Gain	$—	$—	$—
Return of capital	$—	$—	$—

For the year ended December 31, 2024, 2023, and 2022 the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company's Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of organizational costs and the tax treatment of partnership investments, as follows (dollars in thousands):

	For the year ended December 31,
	2024	2023	2022
Undistributed Ordinary Income	$—	$—	$1,998
Undistributed Capital Gains	—	—	—
Capital Loss Carry Forwards	(226)	(289)	—
Late Year Losses	—	—	—
Other Accumulated Losses	(13,265)	(11,575)	(161)
Unrealized appreciation/(depreciation)	(8,810)	(386)	(13,443)
Components of distributable earnings/(accumulated deficits) at year end	$(22,301)	$(12,250)	$(11,606)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. For the year ended December 31, 2024 the Company has a capital loss carryforward of $(0.2) million. During the calendar year, the Company utilized $(0.1) million of capital loss carryforwards to offset net realized gains.

During the current fiscal year, there were no permanent differences that resulted in adjustments to distributable earnings or additional paid-in capital.

Tax information for the fiscal year ended December 31, 2024 is an estimate and will not be finally determined until the Company files its 2024 tax return.

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the year ended December 31, 2024 and December 31, 2023, the Company determined that no deferred tax asset or liability was necessary.

VCCEH has elected to be taxed as a corporation for U.S. federal income tax purposes. As a result, VCCEH is obligated to pay federal, state and local income tax on its taxable income.

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023 are as follows (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$14	$10
Net unrealized loss on investments	66	81
Valuation allowance	(80)	(91)
Total deferred tax assets	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred tax assets and liabilities	$—	$—

The Company's income tax provision consists of the following as of December 31, 2024 (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Current tax (expense)/benefit
Federal	$—	$—
State and Local	—	—
Total current tax (expense)/benefit	—	—
Deferred tax (expense)/benefit
Federal	(7)	79
State and Local	(4)	12
Valuation allowance	11	(91)
Total deferred tax (expense)/benefit	$—	$—
Total income tax (expense)/benefit	—	—

Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease in net assets from operations for the period January 1, 2024 through December 31, 2024, as follows (dollars in thousands):

Year Ended December 31, 2024
Income tax benefit at federal statutory tax rate	$9,111
Income attributable to the RIC and not subject to corporate tax	(9,112)
State and local income tax benefit (net of federal detriment)	—
Prior year net operating loss carryforward	(6)
Book vs. tax basis in partnership investments	(4)
Permanent differences	—
Valuation allowance	11
Total income tax (expense)/benefits	$—

At December 31, 2024, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset for the quarter ended December 31, 2024.

From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material

A net operating loss carryforward is available to offset future taxable income. As of December 31, 2024, VCCEH had a net operating loss carryforward for federal income tax purposes of $(0.1) million. This net operating loss may be carried forward indefinitely.

For tax purposes, net realize capital losses generated by VCCEH may be carried over to offset future capital gains, if any. These capital losses can be carried forward for 5 years. As of December 31, 2024, the Company did not have any capital loss carry forwards.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2024, 2023, and 2022 (dollars in thousands, except per share data):

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from June 2, 2022 (commencement of investment operations) through December 31, 2022
Per Share Data: (1)(2)
Net asset value, beginning of period(3)	$9.71	$9.73	$—
Net investment income (loss)	1.22	1.03	0.55
Net unrealized appreciation (depreciation) on investments	(0.16)	—	(0.32)
Net realized gains (losses) on investments	—	(0.01)	—
Net realized gains (losses) on extinguishment of debt	(0.12)	—	—
Net increase (decrease) in net assets resulting from operations	0.94	1.02	0.23
Distributions of net investment income to shareholders (4)	(1.18)	(1.04)	(0.50)
Issuance of common stock	—	—	10.00
Net asset value per share, end of period	$9.47	$9.71	$9.73
Number of shares outstanding, end of period	41,524,826	41,505,531	41,490,642
Total return based on net asset value (5)(6)	9.97%	10.81%	2.18%
Net assets attributable to shareholders, end of period	$393,290	$403,150	$403,677

Ratio to average net assets attributable to shareholders:(7)
Average net assets	$402,245	$405,570	$395,488
Total expenses (8)	11.39%	9.84%	6.83%
Total expenses (other than incentive fee) (8)	10.00%	8.35%	6.50%
Net investment income (8)	12.56%	10.51%	9.73%
Interest expense and credit facility fees (8)	7.45%	5.88%	4.05%

Ratios/Supplemental Data:
Asset coverage, end of period (9)	181.63%	238.22%	244.95%
Weighted average shares outstanding(10)(11)	41,517,324	41,499,392	39,848,927
Total capital commitments, end of period	$488,208	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%	84.95%
Average debt outstanding (12)	$360,645	$277,548	$272,563
Average debt outstanding per share	$8.69	$6.69	$6.84
Portfolio turnover (6)(13)	28.62%	9.85%	10.20%
Year of formation	2019	2019	2019

(1) The per share data for 2022 was derived by using the weighted average shares outstanding from June 2, 2022 (commencement of operations) through December 31, 2022. The per share data for 2023 and 2024 was derived by using the weighted average shares outstanding.

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

(3) Net asset value at the beginning of the period from June 2, 2022 (commencement of operations) through December 31, 2022 is adjusted to reverse the initial share issuance of 100 shares of common stock in connection with the Company's seed audit, as well as $81,049 of accrued expenses. Net asset value after the Company's seed audit was $(810.39) per share.

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

(6) Not annualized for the period from June 2, 2022 (commencement of operations) through December 31, 2022.

(7) Ratios to average net assets attributable to shareholders for the period March 29, 2022 (first issuance of shares of common stock) through December 31, 2022 based on average net assets of $296.6 million and respective ratios as follows: Total expense: 5.25%, total expenses (without incentive fee): 5.07%, net investment income: 7.37%, interest expense and credit facility fees: 3.15%

(8) Annualized for the period from June 2, 2022 (commencement of operations) through December 31, 2022, except in the case of non-recurring expenses (i.e. organizational expenses).

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

(13) Portfolio turnover calculation does not include the non-cash acquisition of the SDLP for the period from June 2, 2022 (commencement of operations) through December 31, 2022.

Note 13. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s chief executive officer, co-presidents and chief financial officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s consolidated net investment income ("NII") and net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes NII and net income as key metrics in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

Note 14. Subsequent Events

Management has evaluated subsequent events through March 21, 2025, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024, except as disclosed below:

Dividend Declaration

On March 13, 2025, the Board declared a dividend of $0.2400 per share and a special dividend of $0.0185 per share, both payable on April 17, 2025 to shareholders of record as of the close of business on March 31, 2025.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a)
None.
b)
During the fiscal quarter ended December 31, 2024, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2024. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is hereby incorporated by reference from the 2025 Proxy Statement to be filed with the SEC within 120 days following the end of the Company's fiscal year end, which was December 31, 2024,

Item 11. Executive Compensation

The information required by this item is hereby incorporated by reference from the 2025 Proxy Statement to be filed with the SEC within 120 days following the end of the Company’s fiscal year end, which was December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is hereby incorporated by reference from the 2025 Proxy Statement to be filed with the SEC within 120 days following the end of the Company's fiscal year end, which was December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference from the 2025 Proxy Statement to be filed with the SEC within 120 days following the end of the Company’s fiscal year end, which was December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference from the 2025 Proxy Statement to be filed with the SEC within 120 days following the end of the Company’s fiscal year end, which was December 31, 2024.

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
(3)
Exhibits – The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference

Please note that the agreements included as exhibits to this Annual Report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

(a) Financial Statements

The following financial statements are set forth in Item 8 of Part II:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: [34])	98
Report of Independent Registered Public Accounting Firm (PCAOB ID: [42])	99
Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	100
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	0
Consolidated Statements of Changes in Net Assets for the years ending December 31, 2024, 2023 and 2022	0
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	0
Consolidated Schedules of Investments as of December 31, 2024 and 2023	111
Notes to Consolidated Financial Statements	134

(b) Exhibits required to be filed by item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (2)
3.2	Amended and Restated Bylaws (1)
3.3	Articles of Merger of the Company (2)
4.1	Form of Subscription Agreement (3)
4.2	Description of Securities (4)
10.1	Amended and Restate Investment Advisory Agreement, dated June 12, 2024, by and between Varagon Capital Corporation and VCC Advisors, LLC (7)
10.2	Administration Agreement, dated September 6, 2023, by and between Varagon Capital Corporation and Varagon Capital Partners, L.P. (5)
10.3	Sub-Administration Agreement, dated June 2, 2022, by and between Varagon Capital Partners, L.P. and State Street Bank and Trust Company (2)
10.4	Transfer Agency Agreement, dated June 2, 2022, by and between Varagon Capital Corporation and State Street Bank and Trust Company (2)
10.5	Distribution Reinvestment Plan (1)
10.6	Form of Indemnification Agreement (1)
10.7	Custody Agreement by and between Varagon Capital Corporation and State Street Bank and Trust Company (1)
10.8	License Agreement, dated June 2, 2022, by and between Varagon Capital Corporation and VCC Advisors, LLC (1)
10.9	Expense Reimbursement Agreement, dated June 2, 2022, by and between Varagon Capital Corporation and VCC Advisors, LLC (2)

10.10	Registration Rights Agreement, dated May 31, 2022, by and among the Company and each of the investors listed therein (2)
10.11	Master Note Purchase Agreement, dated December 21, 2023, by and among Varagon Capital Corporation and each of the purchaser listed in the purchaser scheduled thereto (6)
10.12

Senior Secured Revolving Credit Agreement, dated August 9, 2024, by and among Varagon Capital Corporation, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, the issuing banks party thereto, and the lenders party thereto (9)

10.13	Indenture and Security Agreement, dated as of November 26, 2024, by and between VCC CLO 1, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (10)
10.14	Collateral Management Agreement, dated as of November 26, 2024, by and between VCC CLO 1, LLC, as Issuer, and Varagon Capital Corporation, as Collateral Manager (10)
10.15

Loan Sale and Contribution Agreement, dated as of November 26, 2024, by and among Varagon Capital Corporation, as the Transferor, VCC CLO 1 Depositor, LLC, as the Depositor, and VCC CLO 1, LLC, as the Issuer (10)

14.1	Code of Ethics of Varagon Capital Corporation (2)
19.1	Insider Trading Policy of Varagon Capital Corporation (8)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Audited Consolidated Financial Statements of Senior Direct Lending Program as of December 31, 2024 and December 2023 and for the years ended December 31, 2024 and 2023
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed here within.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on May 27, 2022.
(2)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form 10 filed on July 15, 2022.
(3)	Incorporated by reference to the Registrant’s Amendment No.2 to the Registration Statement on Form 10 filed on July 22, 2022.
(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 2023.
(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 7, 2023.
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 21, 2023
(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 17, 2024.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 25, 2024.
(9)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 12, 2024.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 2, 2024.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: March 21, 2025	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2025.

Name	Title
/s/ Walter J. Owens	Chief Executive Officer and Chairman of the Board of Directors
Walter J. Owens

/s/ Robert J. Bourgeois	Chief Financial Officer and Treasurer
Robert J. Bourgeois

/s/ Nell Cady-Kruse	Director
Nell Cady-Kruse

/s/ James Gertie	Director
James Gertie

/s/ Shawn Hessing	Director
Shawn Hessing