Form 10-Q
period 2025-03-31
Varagon Capital Corp
filed 2025-05-14
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025, there was no established public market for the Registrant’s common stock.

As of May 14, 2025, the registrant had 41,527,752 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except share and per share data)

	As of	As of
	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $672,231 and $639,235, respectively)	$662,907	$631,963
Controlled investments, at fair value (amortized cost of $179,510 and $183,982, respectively)	164,804	172,152
Total investments, at fair value (amortized cost of $851,741 and $823,217, respectively)	827,711	804,115
Cash	39,971	69,606
Interest receivable	11,648	11,530
Deferred financing costs	1,532	1,619
Prepaid expenses	654	884
Total assets	$881,516	$887,754

LIABILITIES
Revolving credit facility payable (Note 6)	$41,000	$50,000
Notes payable (net of debt issuance costs of $2,792, and $2,870, respectively) (Note 6)	424,566	424,009
Shareholder distributions payable	10,735	12,736
Interest and credit facility fees payable	9,952	2,794
Base management fees payable (Note 7)	3,062	1,513
Income incentive fees payable (Note 7)	1,058	206
Administrator expenses payable	197	553
Directors' fees and expenses payable (Note 9)	82	81
Due to affiliates	735	741
Accounts payable and accrued expenses	1,160	1,099
Other liabilities	422	732
Total liabilities	492,969	494,464

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,527,752 shares issued and outstanding at March 31, 2025, and 500,000,000 shares authorized; 41,524,826 shares issued and outstanding at December 31, 2024	415	415
Paid-in capital in excess of par value	415,201	415,176
Total accumulated earnings (loss)	(27,069)	(22,301)
Total net assets	$388,547	$393,290
NET ASSETS PER SHARE	$9.36	$9.47

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$17,241	$16,063
Fee income	116	174
Total investment income from non-controlled/non-affiliated investments	17,357	16,237
From controlled investments:
Interest income	5,533	8,240
Total investment income from controlled investments	5,533	8,240
Total investment income	22,890	24,477

Expenses:
Base management fees (Note 7)	$1,549	$1,355
Income incentive fees (Note 7)	852	2,004
Professional fees	890	630
Administrator expenses	197	339
Interest expenses (Note 6)	7,974	6,450
Credit facility fees (Note 6)	301	368
Directors’ fees and expenses (Note 9)	85	85
Organizational expenses	—	91
Insurance expenses	4	94
Other general and administrative expenses	142	78
Total expenses	11,994	11,494
Net investment income (loss)	10,896	12,983

Realized and unrealized gain (loss):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	—	178
Net realized gain (loss) on investments	—	178
Net realized gain (loss) on derivatives	—	(116)
Net realized gain (loss)	—	62
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(2,053)	(170)
Controlled investments	(2,876)	1,063
Net change in unrealized appreciation (depreciation) on investments	(4,929)	893
Net change in unrealized appreciation (depreciation) on derivatives	—	91
Net change in unrealized appreciation (depreciation)	(4,929)	984
Net realized and unrealized gains (losses)	(4,929)	1,046
Net increase (decrease) in net assets resulting from operations	$5,967	$14,029

Per Common Share Information:
Weighted average shares outstanding (basic and diluted)	41,527,232	41,510,596
Net investment income per share (basic and diluted)	$0.26	$0.31
Earnings per share (basic and diluted)	$0.14	$0.34

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount (1)	Excess of Par (1)	earnings (loss)	Net Assets
Balance at December 31, 2023	41,505,531	$415	$414,985	$(12,250)	$403,150
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	12,983	12,983
Net realized gain (loss) on investments	—	—	—	178	178
Net realized gain (loss) on derivatives	—	—	—	(116)	(116)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	893	893
Net change in unrealized appreciation (depreciation) on derivatives	—	—	—	91	91
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	6,146	—	61	—	61
Distributions to shareholders	—	—	—	(11,224)	(11,224)
Tax reclassification of net assets	—	—	—	—	—
Total increase (decrease) for the three months ended March 31, 2024	6,146	—	61	2,805	2,866
Balance at March 31, 2024	41,511,677	$415	$415,046	$(9,445)	$406,016

Balance at December 31, 2024	41,524,826	$415	$415,176	$(22,301)	$393,290
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,896	10,896
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,929)	(4,929)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	2,926	—	25	—	25
Distributions to shareholders	—	—	—	(10,735)	(10,735)
Total increase (decrease) for the three months ended March 31, 2025	2,926	—	25	(4,768)	(4,743)
Balance at March 31, 2025	41,527,752	$415	$415,201	$(27,069)	$388,547

(1) Par Amount was less than $1,000 for the periods shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,967	$14,029
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(53,118)	(68,641)
Payment-in-kind and other adjustments to cost	(593)	(624)
Repayments of investments	25,748	17,617
Net realized (gain) loss	—	(178)
Net realized (gain) loss on derivatives	—	116
Net payment of settlement of derivatives	—	(116)
Net change in unrealized (appreciation) depreciation on investments	4,929	(893)
Net change in unrealized (appreciation) depreciation on derivatives	—	(91)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	479	(887)
Net amortization (accretion) on investments	(561)	(678)
Amortization of deferred financing costs	165	206
Changes in operating assets:
Interest receivable	(118)	(2,070)
Prepaid expenses	230	160
Other assets	—	(11)
Changes in operating liabilities:
Interest and credit facility fees payable	7,158	1,524
Base management fees payable	1,549	69
Income incentive fees payable	852	(203)
Administrator expenses payable	(356)	52
Directors' fees and expenses payable (Note 9)	1	—
Other liabilities	(310)	915
Due to affiliates	(6)	(83)
Accounts payable and accrued expenses	61	(163)
Net cash provided by (used in) operating activities	(7,923)	(39,950)

Cash flows from financing activities:
Borrowings on debts	11,000	78,200
Repayments of debts	(20,000)	(24,780)
Dividends paid	(12,712)	(14,889)
Net cash provided by (used in) financing activities	(21,712)	38,531
Net increase (decrease) in cash	(29,635)	(1,419)
Cash, beginning of period	69,606	19,976
Cash, end of period	$39,971	$18,557

Supplemental cash information:
Cash paid during the period for interest	$846	$5,060
Supplemental non cash information:
Distributions reinvested	$25	$61

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	4.75%	(S)	9.28%	6/2/2022	12/2/2027		$11,000	$10,909	$11,000		(1)(6)
Trident Maritime Systems, Inc.	Term Loan	SOFR	+	5.5% (2.00% PIK)	(Q)	11.90%	10/19/2023	2/26/2027		661	645	636		(6)(9)
											11,554	11,636	2.99%
Air Freight & Logistics
Horizon Freight Holdings, Inc.	Revolver	SOFR	+	5.00%	(Q)	9.30%	8/22/2024	8/22/2030		$271	$257	$259		(2)(6)(9)(10)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(10)	(19)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(10)	(19)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.30%	8/22/2024	8/22/2030		6,524	6,434	6,443		(1)(6)
											6,671	6,664	1.72%
Automobile Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.65%	6/2/2022	11/5/2026		$10,944	$10,917	$10,562		(1)(6)
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.65%	6/2/2022	11/5/2026		3,606	3,598	3,480		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75 PIK)	(Q)	9.70%	6/2/2022	8/31/2028		2,295	2,276	1,676		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75 PIK)	(Q)	9.70%	6/2/2022	8/31/2028		20	19	14		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75 PIK)	(Q)	9.70%	6/2/2022	8/31/2028		2,636	2,613	1,924		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75 PIK)	(Q)	9.70%	6/2/2022	8/31/2028		214	212	156		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75 PIK)	(Q)	9.70%	6/2/2022	8/31/2028		1,099	1,089	802		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	5.00%	(Q)	9.47%	8/31/2022	8/31/2028		176	160	145		(2)(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.46%	8/31/2022	8/31/2028		12	12	12		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.44%	8/31/2022	8/31/2028		11	10	10		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	N/A					12/17/2024	8/31/2028		—	(16)	(61)		(2)(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.46%	8/31/2022	8/31/2028		64	63	63		(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.45%	12/17/2024	8/31/2028		4,950	4,904	4,864		(6)(9)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.94%	6/2/2022	11/16/2027		10,851	10,796	10,255		(1)(6)
USSC Holding Corp.	Revolver	N/A					7/23/2024	6/21/2030		—	(7)	(6)		(2)(6)(9)
USSC Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.56%	7/23/2024	6/21/2030		894	881	882		(6)(9)
USSC Holding Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.55%	7/23/2024	6/21/2030		2,686	2,650	2,653		(1)(6)
											40,177	37,431	9.63%
Beverages
Cold Spring Brewing Company	Term Loan	SOFR	+	4.75%	(Q)	9.07%	12/23/2024	12/10/2030		$10,697	$10,594	$10,590		(1)(6)
											10,594	10,590	2.73%
Chemicals
Boulder Scientific Company, LLC	Revolver	N/A					1/7/2025	12/31/2027		$—	$(1)	$(1)		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	6/2/2022	12/31/2027	207	206	204		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.06%	6/2/2022	12/31/2027	1,020	1,015	1,005		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	6/2/2022	12/31/2027	37	37	36		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	6/2/2022	12/31/2027	74	74	73		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	6/2/2022	12/31/2027	74	74	73		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	6/2/2022	12/31/2027	414	412	408		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	6/2/2022	12/31/2027	414	412	408		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.06%	6/2/2022	12/31/2027	5,702	5,674	5,616		(1)(6)
MDI Buyer, Inc.	Revolver	SOFR	+	5.00%	(Q)	9.31%	8/5/2022	7/25/2028	54	372	54		(2)(6)(9)
MDI Buyer, Inc.	Revolver	PRIME	+	4.00%	(Q)	11.50%	8/5/2022	7/25/2028	715	442	715		(6)(9)
MDI Buyer, Inc.	Revolver	SOFR	+	5.00%	(Q)	9.30%	8/5/2022	7/25/2028	173	107	173		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.31%	8/5/2022	7/25/2028	2,345	2,313	2,345		(1)(6)
MDI Buyer, Inc.	Delayed Draw Term Loan	N/A					1/16/2025	7/25/2028	—	(13)	—		(2)(6)(9)
MDI Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.31%	8/5/2022	7/25/2028	6,498	6,409	6,498		(1)(6)
MDI Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.30%	1/16/2025	7/25/2028	1,282	1,263	1,282		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	9.57%	9/1/2022	9/1/2028	3	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.77%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.73%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.78%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	PRIME	+	4.25%	(Q)	11.75%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	9.61%	9/1/2022	9/1/2028	2	2	2		(2)(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.74%	9/1/2022	9/1/2028	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.80%	9/1/2022	9/1/2028	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.77%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.73%	9/1/2022	9/1/2028	53	53	46		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.79%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.78%	9/1/2022	9/1/2028	1	1	—		(6)(9)
										18,863	18,948	4.88%
Commercial Services & Supplies
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.80%	9/30/2024	9/30/2030	$167	$155	$156		(2)(6)(9)
3G Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.80%	9/30/2024	9/30/2030	600	576	580		(2)(6)(9)
3G Intermediate, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.80%	9/30/2024	9/30/2030	3,317	3,254	3,267		(1)(6)
Advanced Web Technologies Holding Company	Revolver	N/A					7/2/2024	12/17/2027	—	(3)	—		(2)(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.44%	7/2/2024	12/17/2027	433	428	433		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.44%	10/18/2022	12/17/2027	76	75	76	(1)(6)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	6.25%	(S)	10.44%	7/2/2024	12/17/2027	169	157	169	(2)(6)(9)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.44%	10/18/2022	12/17/2027	23	23	23	(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.44%	6/2/2023	12/17/2027	303	298	303	(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.44%	7/2/2024	12/17/2027	1,102	1,092	1,102	(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	6.25%	(S)	10.44%	7/2/2024	12/17/2027	509	502	509	(1)(6)
HLSG Intermediate, LLC	Revolver	SOFR	+	5.50%	(Q)	9.94%	3/14/2025	3/31/2029	7	6	7	(2)(6)(9)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.94%	10/6/2023	3/31/2029	2,924	2,878	2,924	(1)(6)
HLSG Intermediate, LLC	Delayed Draw Term Loan	N/A					3/14/2025	3/31/2029	—	(2)	—	(2)(6)(9)
HLSG Intermediate, LLC	Term Loan	SOFR	+	5.50%	(M)	9.94%	10/6/2023	3/31/2029	5,824	5,729	5,824	(1)(6)
HLSG Intermediate, LLC	Term Loan	SOFR	+	5.50%	(M)	9.94%	3/14/2025	3/31/2029	72	71	72	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	10.70%	1/10/2023	10/31/2025	2,519	2,519	2,267	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	0% (10.00% PIK)	(Q)	0.00%	3/31/2025	10/31/2025	122	110	110	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	10.72%	3/30/2023	10/31/2025	10	10	9	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	10.72%	1/31/2025	10/31/2025	80	74	97	(6)(9)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.41%	6/2/2022	5/29/2026	2,829	2,815	2,773	(1)(6)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.41%	6/2/2022	5/29/2026	2,177	2,166	2,133	(6)(9)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	5.00%	(Q)	9.41%	6/2/2022	5/31/2026	439	437	430	(1)(6)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	5/31/2026	23	23	22	(6)(9)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	5.00%	(Q)	9.41%	6/2/2022	5/31/2026	338	336	331	(6)(9)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	5/31/2026	29	29	29	(1)(6)
Online Labels Group, LLC	Revolver	N/A					12/19/2023	12/19/2029	—	—	—	(2)(6)(8)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.55%	12/19/2023	12/19/2029	4	4	4	(2)(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2023	12/19/2029	—	—	—	(2)(6)(8)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.55%	12/19/2023	12/19/2029	71	70	71	(6)(9)
RFI Buyer, Inc.	Revolver	N/A					8/5/2022	8/5/2028	—	—	—	(2)(6)(8)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.14%	8/5/2022	8/5/2028	19	19	19	(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.14%	8/5/2022	8/5/2028	9	9	9	(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.14%	8/5/2022	8/5/2028	58	57	58	(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.17%	12/2/2024	8/5/2028	2,922	2,882	2,922	(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Source Holding Delaware, LLC	Revolver	N/A					2/7/2025	2/7/2031	—	(11)	(11)		(2)(6)(9)
Source Holding Delaware, LLC	Delayed Draw Term Loan	N/A					2/7/2025	2/7/2031	—	(11)	(22)		(2)(6)(9)
Source Holding Delaware, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	2/7/2025	2/7/2031	4,015	3,965	3,964		(6)(9)
Titan Group Holdco, LLC	Revolver	N/A					8/22/2024	8/13/2029	—	(7)	—		(2)(6)(9)(11)
Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					8/22/2024	8/13/2029	—	(4)	—		(2)(6)(9)
Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					8/22/2024	8/13/2029	—	(4)	—		(2)(6)(9)
Titan Group Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	8/22/2024	8/13/2029	2,547	2,513	2,547		(1)(6)
VRC Companies, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.05%	6/2/2022	6/29/2027	10,943	10,867	10,861		(1)(6)
VRC Companies, LLC	Term Loan	SOFR	+	5.50%	(Q)	10.05%	6/2/2022	6/29/2027	631	627	627		(6)(9)
										44,734	44,695	11.50%
Construction & Engineering
HTI Intermediate, LLC	Revolver	SOFR	+	5.25%	(Q)	9.55%	3/1/2024	3/1/2030	$36	$81	$28		(2)(6)(9)
HTI Intermediate, LLC	Revolver	PRIME	+	4.25%	(Q)	11.75%	3/1/2024	3/1/2030	71	20	69		(6)(9)
HTI Intermediate, LLC	Delayed Draw Term Loan	N/A					3/1/2024	3/1/2030	—	(4)	(15)		(2)(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.57%	3/1/2024	3/1/2030	1,273	1,251	1,238		(6)(9)
										1,348	1,320	0.34%
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Revolver	N/A					12/23/2024	12/23/2030	$—	$(1)	$(1)		(2)(6)(9)(11)
FS Squared Holding Corp.	Delayed Draw Term Loan	N/A					12/23/2024	12/23/2030	—	(2)	(4)		(2)(6)(9)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.07%	12/23/2024	12/23/2030	81	80	80		(2)(6)(9)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	9.07%	12/23/2024	12/23/2030	416	409	409		(6)(9)
KeyImpact Holdings, Inc.	Term Loan	SOFR	+	6.50%	(Q)	10.79%	1/31/2024	1/31/2029	6,983	6,843	6,983		(1)(6)
KeyImpact Holdings, Inc.	Term Loan	SOFR	+	6.50%	(Q)	10.79%	1/31/2024	1/31/2029	3,484	3,414	3,484		(6)(9)
										10,743	10,951	2.82%
Containers & Packaging
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.05%	6/2/2022	6/18/2026	$1,059	$1,049	$974		(1)(6)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.05%	6/2/2022	6/18/2026	1,497	1,484	1,378		(6)(9)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.05%	6/2/2022	6/18/2026	1,334	1,334	1,228		(1)(6)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.05%	6/2/2022	6/18/2026	1,887	1,887	1,736		(6)(9)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.05%	6/2/2022	6/18/2026	91	91	84		(1)(6)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.05%	9/30/2024	6/18/2026	129	129	119		(6)(9)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.05%	9/30/2024	6/18/2026	3,882	3,834	3,572		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.05%	6/2/2022	6/18/2026	5,492	5,423	5,052		(6)(9)
Oliver Packaging, LLC	Revolver	SOFR	+	5.00%	(Q)	9.45%	7/6/2022	7/6/2028	175	168	129		(2)(6)(9)(10)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.45%	8/30/2024	7/6/2028	574	568	529		(6)(9)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.45%	7/6/2022	7/6/2028	3,936	3,891	3,631		(6)(9)
										19,858	18,432	4.74%
Distributors
Graffiti Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.90%	4/29/2024	8/10/2027	$360	$349	$324		(2)(6)(9)
Graffiti Buyer, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.91%	4/29/2024	8/10/2027	1,719	1,700	1,681		(1)(6)
Hub Pen Company, LLC	Revolver	SOFR	+	5.25%	(Q)	9.70%	9/30/2024	12/31/2027	157	147	147		(2)(6)(9)(10)
Hub Pen Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.67%	9/30/2024	12/31/2027	6,262	6,154	6,153		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.95%	11/22/2023	11/16/2027	1,203	1,187	1,203		(1)(6)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.95%	11/22/2023	11/16/2027	5,024	4,943	5,024		(1)(6)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	9.44%	6/2/2022	12/1/2025	6,142	6,135	5,727		(1)(6)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	9.44%	6/2/2022	12/1/2025	4,725	4,720	4,406		(6)(9)
										25,335	24,665	6.35%
Diversified Consumer Services
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.70%	8/16/2022	8/16/2028	$1	$1	$1		(2)(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.50%	8/16/2022	8/16/2028	1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(Q)	10.47%	8/16/2022	8/16/2028	2	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(Q)	10.47%	8/16/2022	8/16/2028	2	2	2		(6)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2022	8/16/2028	—	—	—		(2)(6)(8)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2022	8/16/2028	—	—	(1)		(2)(6)(9)
ADPD Holdings LLC	Term Loan	SOFR	+	6.00%	(Q)	10.47%	8/16/2022	8/16/2028	78	77	70		(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	4.5% (7.5% PIK)	(Q)	19.50%	6/29/2022	6/29/2028	831	824	638		(2)(6)(9)
Castleworks Home Services Company	Term Loan	PRIME	+	4.5% (7.5% PIK)	(Q)	19.50%	6/29/2022	6/29/2028	6,474	6,409	4,985		(6)(9)
Castleworks Home Services Company	Term Loan	SOFR	+	4.5% (7.5% PIK)	(Q)	19.50%	6/29/2022	6/29/2028	402	398	309		(6)(9)
Express Wash Acquisition Company, LLC	Revolver	SOFR	+	6.50%	(Q)	11.07%	7/2/2024	7/14/2028	141	138	139		(2)(6)(9)
Express Wash Acquisition Company, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.07%	7/14/2022	7/14/2028	630	622	624		(1)(6)
Express Wash Acquisition Company, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	11.07%	7/14/2022	7/14/2028	485	479	480		(6)(9)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.50%	(Q)	11.07%	10/18/2022	7/14/2028	2,980	2,949	2,950		(1)(6)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.50%	(Q)	11.07%	6/2/2023	7/14/2028	2,292	2,269	2,270		(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	434	433	404		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	334	333	310		(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	3,055	3,048	2,841		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	2,350	2,345	2,186		(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	967	965	899		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	744	742	692		(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	278	278	259		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.53%	6/2/2022	3/30/2027	214	214	199		(6)(9)
										22,528	20,259	5.21%
Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	6.25%	(S)	10.60%	7/2/2024	4/16/2027	$311	$306	$311		(6)(9)
										306	311	0.08%
Electronic Equipment, Instruments & Components
Alert SRC Newco LLC	Revolver	N/A					12/11/2024	12/11/2030	$—	$(9)	$(5)		(2)(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.32%	12/11/2024	12/11/2030	40	26	25		(2)(6)(9)
Alert SRC Newco LLC	Term Loan	SOFR	+	5.00%	(Q)	9.29%	12/11/2024	12/11/2030	6,225	6,135	6,179		(1)(6)
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.30%	6/2/2022	12/21/2026	7,269	7,269	7,270		(1)(6)
										13,421	13,469	3.47%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	4/7/2028	$721	$719	$721		(1)(6)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	4/7/2028	7,584	7,519	7,584		(1)(6)
Velocity Buyer, Inc.	Revolver	N/A					1/24/2025	1/24/2031	—	(26)	(13)		(2)(6)(9)
Velocity Buyer, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.55%	1/24/2025	1/24/2031	5,344	5,265	5,304		(6)(9)
										13,477	13,596	3.50%
Financial Services
RWA Wealth Partners, LLC	Revolver	N/A					11/15/2024	11/15/2030	$—	$(18)	$(19)		(2)(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.05%	11/15/2024	11/15/2030	434	399	364		(2)(6)(9)
RWA Wealth Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.07%	11/15/2024	11/15/2030	8,611	8,529	8,525		(1)(6)
										8,910	8,870	2.28%
Food Products
Hissho Parent, LLC	Revolver	N/A					8/8/2024	5/18/2029	$—	$(5)	$—		(2)(6)(9)(11)
Hissho Parent, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	8/8/2024	5/18/2029	3,475	3,444	3,475		(1)(6)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.69%	9/28/2022	5/14/2029	5	46	5		(2)(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.72%	9/28/2022	5/14/2029	18	11	18		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.72%	9/28/2022	5/14/2029	32	19	32		(6)(9)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(M)	11.75%	9/28/2022	5/14/2029	54	32	54		(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.70%	9/28/2022	5/14/2027	69	68	69		(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.72%	3/3/2025	5/14/2029	1,674	1,666	1,674		(6)(9)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.75%	(S)	10.11%	6/2/2022	10/22/2029	7,980	7,907	7,920		(1)(6)
SHF Holdings, Inc.	Revolver	N/A					1/22/2025	1/22/2030	—	(2)	(2)		(2)(6)(9)
SHF Holdings, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.80%	1/22/2025	1/22/2030	1,508	1,486	1,485		(6)(9)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50% (3.50% PIK)	(Q)	13.55%	6/2/2022	8/2/2027	6,202	6,089	4,838		(6)(9)(12)
										20,761	19,568	5.04%
Ground Transportation
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.5% (4.25% PIK)	(Q)	11.21%	6/2/2022	8/3/2026	$107	$107	$102		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.5% (4.25% PIK)	(Q)	11.21%	6/2/2022	8/3/2026	4,906	4,899	4,661		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.5% (4.25% PIK)	(Q)	11.21%	10/4/2024	8/3/2026	2	2	2		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.5% (4.25% PIK)	(Q)	11.21%	10/4/2024	8/3/2026	203	200	193		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.5% (4.25% PIK)	(Q)	11.21%	6/2/2022	8/3/2026	20	20	19		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.5% (4.25% PIK)	(Q)	11.21%	6/2/2022	8/3/2026	925	924	879		(6)(9)
Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	10.67%	6/2/2022	12/31/2025	8,693	8,658	8,693		(1)(6)
Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(Q)	10.67%	6/2/2022	12/31/2025	1,919	1,912	1,919		(1)(6)
										16,722	16,468	4.24%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Revolver	N/A					12/27/2024	8/29/2026	$—	$(7)	$—		(2)(6)(9)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.17%	12/27/2024	8/29/2026	3,313	3,270	3,313		(6)(9)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.17%	6/2/2022	8/29/2026	5,815	5,794	5,815		(1)(6)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.17%	3/19/2024	8/29/2026	811	804	811		(1)(6)
BioCare Medical, LLC	Term Loan	SOFR	+	7.00%	(Q)	11.42%	11/18/2022	12/9/2027	1,303	1,279	1,303		(6)(9)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.92%	6/2/2022	12/6/2027	1,281	1,278	1,243		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.92%	6/2/2022	12/6/2027	2,972	2,965	2,883		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.92%	6/2/2022	12/6/2027	347	346	337		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.92%	6/2/2022	12/6/2027	247	247	240		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	10.45%	9/16/2022	12/6/2027	10	10	10		(1)(6)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.19%	6/21/2022	11/24/2026	7,294	7,231	7,130		(1)(6)
Pediatric Home Respiratory Services, LLC	Revolver	SOFR	+	5.50%	(S)	9.78%	12/23/2024	12/23/2030	200	188	194		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	N/A					6/2/2022	12/23/2030	—	(11)	(11)		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.50%	(S)	9.78%	12/23/2024	12/23/2030	11,000	10,894	10,945		(1)(6)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.50%	(S)	9.78%	12/23/2024	12/23/2030	500	495	498		(6)(9)
SunMed Group Holdings, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.04%	11/22/2024	6/16/2028	1,762	1,750	1,749		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	10.15%	7/22/2024	6/30/2028	138	135	135		(6)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.15%	7/22/2024	6/30/2028	1,273	1,257	1,257		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.14%	7/22/2024	6/30/2028	2,404	2,368	2,374		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.15%	6/2/2022	6/30/2028	4,849	4,822	4,788		(1)(6)
										45,115	45,014	11.59%
Health Care Providers & Services
ACP Vault Acquisition, Inc.	Revolver	SOFR	+	5.25%	(Q)	9.57%	9/3/2024	9/3/2029	$259	$236	$237		(2)(6)(9)
ACP Vault Acquisition, Inc.	Delayed Draw Term Loan	N/A					9/3/2024	9/3/2029	—	(17)	(34)		(2)(6)(9)
ACP Vault Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.55%	9/30/2024	9/3/2029	11,277	11,072	11,080		(1)(6)
Allergy & Clinical MidCo, LLC	Revolver	N/A					1/29/2025	1/29/2031	—	(9)	(5)		(2)(6)(9)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	N/A					1/29/2025	1/29/2031	—	(19)	(19)		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.04%	1/29/2025	1/29/2031	1,286	1,267	1,276	(6)(9)
Apex Dental Partners, LLC	Revolver	SOFR	+	4.00%	(M)	11.50%	10/29/2024	10/29/2030	76	69	74	(2)(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.30%	10/29/2024	10/29/2030	1,182	1,402	1,174	(2)(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.32%	10/29/2024	10/29/2030	250	104	249	(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.33%	10/29/2024	10/29/2030	189	79	189	(6)(9)
Apex Dental Partners, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.29%	10/29/2024	10/29/2030	7,195	7,127	7,178	(1)(6)
Bebright MSO, LLC	Revolver	N/A					6/3/2024	6/3/2030	—	(21)	—	(2)(6)(9)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.05%	6/3/2024	6/3/2030	4,642	4,554	4,642	(2)(6)(9)
Bebright MSO, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.05%	6/3/2024	6/3/2030	6,139	6,029	6,139	(1)(6)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	9.80%	11/1/2024	11/1/2030	231	330	221	(2)(6)(9)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	9.82%	11/1/2024	11/1/2030	115	60	114	(6)(9)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	9.81%	11/1/2024	11/1/2030	115	60	114	(6)(9)
Eventus Buyer, LLC	Delayed Draw Term Loan	N/A					11/1/2024	11/1/2030	—	(12)	(26)	(2)(6)(9)
Eventus Buyer, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.80%	11/1/2024	11/1/2030	6,401	6,310	6,305	(1)(6)
Eye Health America, LLC	Revolver	N/A					7/26/2022	7/26/2028	—	(7)	—	(2)(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.22%	7/26/2022	7/26/2028	2,659	2,634	2,659	(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.07%	2/14/2025	7/26/2028	72	67	72	(2)(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.00%	(S)	9.22%	2/14/2025	7/26/2028	254	250	254	(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.00%	(S)	9.22%	7/26/2022	7/26/2028	4,095	4,051	4,095	(1)(6)
Gen4 Dental Partners OPCO, LLC	Revolver	N/A					5/13/2024	5/13/2030	—	(10)	(12)	(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Delayed Draw Term Loan	N/A					5/13/2024	5/13/2030	—	(25)	(59)	(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.07%	5/13/2024	5/13/2030	8,716	8,561	8,542	(1)(6)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.47%	6/2/2022	12/10/2026	730	728	730	(1)(6)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.47%	6/2/2022	12/10/2026	562	560	562	(6)(9)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(Q)	9.47%	6/2/2022	12/10/2026	5,267	5,252	5,267	(1)(6)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(Q)	9.47%	6/2/2022	12/10/2026	4,052	4,041	4,052	(6)(9)
MWD Management, LLC	Revolver	SOFR	+	4.75%	(Q)	9.15%	6/15/2022	6/15/2027	200	195	200	(2)(6)(9)
MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.15%	6/15/2022	6/15/2027	1,955	1,945	1,955	(1)(6)
MWD Management, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.15%	6/15/2022	6/15/2027	2,438	2,413	2,438	(1)(6)
NBPT Acquisition LLC	Delayed Draw Term Loan	N/A					3/3/2025	3/3/2030	—	(10)	(10)	(2)(6)(9)
NBPT Acquisition LLC	Revolver	N/A					3/3/2025	2/15/2030	—	(4)	(2)	(2)(6)(9)
NBPT Acquisition LLC	Term Loan	SOFR	+	5.00%	(M)	9.32%	3/3/2025	3/3/2030	5,195	5,143	5,169	(6)(9)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.20%	6/2/2022	6/14/2025	1,478	1,478	1,478	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.47%	6/2/2022	6/14/2025	601	601	601	(1)(6)
NJEye LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.21%	6/2/2022	6/14/2025	457	457	457	(1)(6)
NJEye LLC	Term Loan	SOFR	+	4.75%	(Q)	9.20%	6/2/2022	6/14/2025	6,158	6,158	6,158	(1)(6)
OIS Management Services, LLC	Revolver	N/A					11/16/2022	11/16/2028	—	(11)	—	(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.05%	6/2/2022	11/16/2028	1,891	1,853	1,891		(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.05%	8/21/2024	11/16/2028	2,499	2,709	2,499		(2)(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.05%	8/21/2024	11/16/2028	352	215	352		(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.07%	8/21/2024	11/16/2028	279	171	279		(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	11/16/2022	11/16/2028	4,900	4,800	4,900		(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.56%	6/2/2022	3/31/2026	4,064	4,059	3,586		(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.56%	6/2/2022	3/31/2026	4,949	4,949	4,367		(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.56%	6/2/2022	3/31/2026	3,378	3,378	2,981		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.81%	7/17/2024	7/17/2029	280	752	271		(2)(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.80%	7/17/2024	7/17/2029	556	349	551		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(S)	9.95%	7/17/2024	7/17/2029	298	187	296		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.79%	7/17/2024	7/17/2029	103	64	102		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.81%	7/17/2024	7/17/2029	320	201	317		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.82%	7/17/2024	7/17/2029	103	64	102		(6)(9)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.81%	7/17/2024	7/17/2029	10,945	10,747	10,863		(1)(6)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.81%	7/17/2024	7/17/2029	2,680	2,631	2,659		(6)(9)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.04%	7/15/2022	7/15/2028	586	581	577		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.07%	7/15/2022	7/15/2028	374	371	368		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.05%	7/15/2022	7/15/2028	89	88	88		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.04%	7/15/2022	7/15/2028	848	840	835		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.05%	7/15/2022	7/15/2028	4,875	4,875	4,802		(1)(6)
US Health Partners Management, LLC	Revolver	SOFR	+	5.00%	(Q)	9.29%	1/12/2024	1/11/2030	3	5	3		(2)(6)(9)
US Health Partners Management, LLC	Revolver	SOFR	+	5.00%	(Q)	9.32%	1/12/2024	1/11/2030	3	2	3		(6)(9)
US Health Partners Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.30%	1/12/2024	1/11/2030	28	27	28		(2)(6)(9)
US Health Partners Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	1/12/2024	1/11/2030	33	32	33		(6)(9)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.95%	6/9/2022	12/21/2026	1,173	1,167	1,173		(1)(6)
USN Opco, LLC	Delayed Draw Term Loan	N/A					11/15/2024	12/21/2026	—	(5)	—		(2)(6)(9)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.20%	3/26/2024	12/21/2026	2,434	2,402	2,434		(1)(6)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.15%	11/15/2024	12/21/2026	277	272	277		(6)(9)
										130,874	130,151	33.50%
Health Care Technology
BRG Acquisition Co., LLC	Revolver	N/A					7/26/2022	7/26/2028	$—	$(7)	$(12)		(2)(6)(9)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(Q)	10.30%	12/27/2023	7/26/2028	2,963	2,917	2,963		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	9.95%	7/26/2022	7/26/2028	6,728	6,644	6,593		(1)(6)
Healthfuse, LLC	Revolver	N/A					1/10/2025	1/10/2031	—	(21)	(11)		(2)(6)(9)
Healthfuse, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.29%	1/10/2025	1/10/2031	5,489	5,409	5,448		(1)(6)
Healthfuse, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.29%	1/10/2025	1/10/2031	1,000	985	993		(6)(9)
Lightspeed Buyer, Inc.	Revolver	N/A					12/2/2024	2/3/2027	—	(3)	—		(2)(6)(9)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.08%	12/2/2024	2/3/2027	5,558	5,483	5,558		(2)(6)(9)
Lightspeed Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.05%	12/2/2024	2/3/2027	3,347	3,318	3,347		(6)(9)
Q-Centrix, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.91%	6/2/2022	6/1/2026	5,712	5,709	5,712		(1)(6)
Q-Centrix, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.91%	6/2/2022	6/1/2026	3,815	3,814	3,815		(1)(6)
										34,248	34,406	8.86%
Hotels, Restaurants & Leisure
Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(M)	10.42%	12/13/2022	7/31/2026	$4,875	$4,781	$4,875		(1)(6)
										4,781	4,875	1.25%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.94%	6/2/2022	11/9/2027	$9,314	$9,288	$9,220		(1)(6)
										9,288	9,220	2.37%
Insurance
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.45%	6/2/2022	12/2/2025	$429	$427	$416		(1)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.45%	6/2/2022	12/2/2025	66	65	64		(1)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.45%	6/2/2022	12/2/2025	1,285	1,280	1,246		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.45%	6/2/2022	12/2/2025	1,219	1,214	1,182		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.45%	6/2/2022	12/2/2025	6,932	6,906	6,724		(1)(6)
										9,892	9,632	2.48%
IT Services
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	8/24/2022	12/21/2027	$9,848	$9,792	$9,848		(1)(6)
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	8/13/2024	12/21/2027	790	784	790		(1)(6)
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	1/23/2025	12/21/2027	145	144	145		(6)(9)
Concord III, L.L.C.	Revolver	SOFR	+	6.00%	(M)	10.32%	12/20/2023	12/20/2028	157	153	157		(2)(6)(9)
Concord III, L.L.C.	Term Loan	SOFR	+	2.00% (4.75% PIK)	(M)	11.05%	12/20/2023	12/20/2028	4,333	4,253	4,333		(1)(6)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	10.07%	7/18/2024	7/18/2029	398	381	374		(2)(6)(9)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(S)	9.97%	7/18/2024	7/18/2029	10,945	10,775	10,781		(1)(6)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(S)	9.97%	7/18/2024	7/18/2029	975	960	961		(6)(9)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	9.05%	6/2/2022	3/10/2028	8,424	8,352	8,424		(1)(6)
										35,594	35,813	9.22%
Life Sciences Tools & Services
KL Charlie Acquisition Company	Revolver	N/A					9/5/2023	12/30/2026	$—	$(1)	$—		(2)(6)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.92%	3/17/2023	12/30/2026	3	3	3		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.92%	6/2/2022	12/30/2026	2,590	2,568	2,571		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.92%	6/2/2022	12/30/2026	604	604	599		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.50%	(M)	9.92%	3/17/2023	12/30/2026	2	2	2		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.50%	(M)	9.92%	11/26/2024	12/30/2026	618	613	614		(1)(6)
Molecular Designs, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.82%	9/9/2024	10/4/2027	2,258	2,220	2,247		(1)(6)
										6,009	6,036	1.55%

Personal Care Products

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Accupac, LLC	Revolver	SOFR	+	7.00%	(Q)	11.30%	12/31/2024	12/31/2029	$217	$192	$204		(2)(6)(9)
Accupac, LLC	Term Loan	SOFR	+	7.00%	(Q)	11.30%	12/31/2024	12/31/2029	8,674	8,507	8,587		(6)(9)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(S)	9.57%	6/2/2022	7/28/2026	3,207	3,207	3,151		(1)(6)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(S)	9.57%	6/2/2022	7/28/2026	2,271	2,271	2,231		(1)(6)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.25%	(Q)	9.64%	6/30/2022	6/30/2028	339	332	332		(2)(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.65%	6/30/2022	6/30/2028	530	517	512		(2)(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.64%	6/30/2022	6/30/2028	3,830	3,784	3,792		(1)(6)
										18,810	18,809	4.84%
Pharmaceuticals
Advantage HCS LLC	Term Loan	SOFR	+	5.25%	(Q)	9.55%	11/8/2023	11/8/2029	$11,000	$10,728	$11,000		(1)(6)
Advantage HCS LLC	Term Loan	SOFR	+	5.25%	(Q)	9.55%	11/8/2023	11/8/2029	1,469	1,432	1,469		(6)(9)
Leiters, Inc.	Revolver	SOFR	+	6.00%	(Q)	10.41%	9/29/2023	6/29/2028	11	57	1		(2)(6)(9)
Leiters, Inc.	Revolver	PRIME	+	5.00%	(Q)	12.50%	9/29/2023	6/29/2028	77	26	72		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.41%	9/29/2023	6/29/2028	150	147	140		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.41%	9/29/2023	6/29/2028	330	323	309		(6)(9)
										12,713	12,991	3.34%
Professional Services
Basin Innovation Group, LLC	Revolver	N/A					12/6/2024	12/6/2030	$—	$(18)	$(9)		(2)(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	N/A					12/6/2024	12/6/2030	—	(13)	(13)		(2)(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	12/6/2024	12/6/2030	10,973	10,815	10,890		(1)(6)
Basin Innovation Group, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	12/6/2024	12/6/2030	698	688	693		(6)(9)
DRML Holdings LLC	Revolver	N/A					3/14/2025	3/14/2031	—	(22)	(15)		(2)(6)(9)
DRML Holdings LLC	Delayed Draw Term Loan	N/A					3/14/2025	3/14/2031	—	(30)	(23)		(2)(6)(9)
DRML Holdings LLC	Term Loan	SOFR	+	4.75%	(Q)	9.04%	3/14/2025	3/14/2031	10,000	9,851	9,925		(6)(9)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	10/29/2027	693	693	684		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	10/29/2027	2,827	2,822	2,791		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	10/29/2027	5,713	5,703	5,641		(1)(6)
UHY Advisors, Inc.	Revolver	SOFR	+	4.75%	(Q)	9.06%	11/22/2024	11/21/2031	390	373	372		(2)(6)(9)
UHY Advisors, Inc.	Delayed Draw Term Loan	N/A					11/22/2024	11/21/2031	—	(31)	(66)		(2)(6)(9)
UHY Advisors, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.06%	11/22/2024	11/21/2031	6,623	6,560	6,557		(1)(6)
										37,391	37,427	9.63%
Software
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.64%	8/12/2022	7/20/2029	$98	$93	$84		(6)(7)(9)
QM Buyer, Inc.	Revolver	N/A					12/6/2024	12/6/2030	—	(16)	(9)		(2)(6)(9)
QM Buyer, Inc.	Delayed Draw Term Loan	N/A					12/6/2024	12/6/2030	—	(16)	(17)		(2)(6)(9)
QM Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.30%	12/6/2024	12/6/2030	6,901	6,802	6,850		(1)(6)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	11/26/2024	8/30/2029	10,693	10,681	10,693		(1)(6)
										17,544	17,601	4.53%
Textiles, Apparel & Luxury Goods
BPCP NSA Intermedco, Inc.	Revolver	N/A					5/17/2024	5/17/2030	$—	$(13)	$—		(2)(6)(9)
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.05%	5/17/2024	5/17/2030	874	856	874		(2)(6)(9)
BPCP NSA Intermedco, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.05%	5/17/2024	5/17/2030	6,503	6,417	6,504		(1)(6)
										7,260	7,378	1.90%
Trading Companies & Distributors

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Easy Ice, LLC	Revolver	N/A					10/30/2024	10/30/2030		$—	$(10)	$(11)		(2)(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.69%	10/30/2024	10/30/2030		90	258	70		(2)(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.72%	10/30/2024	10/30/2030		64	13	63		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.70%	10/30/2024	10/30/2030		163	33	161		(6)(9)
Easy Ice, LLC	Term Loan	SOFR	+	5.40%	(Q)	9.69%	10/30/2024	10/30/2030		6,722	6,626	6,621		(1)(6)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(M)	9.07%	3/1/2023	3/1/2029		28	18	20		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					3/1/2023	3/1/2029		—	(8)	(4)		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					3/1/2023	3/1/2029		—	(8)	(4)		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	N/A					8/30/2024	3/1/2029		—	(5)	(13)		(2)(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.07%	8/30/2024	3/1/2029		1,245	1,234	1,232		(1)(6)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.07%	3/1/2023	3/1/2029		2,029	1,983	2,009		(1)(6)
Municipal Emergency Services, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.45%	9/24/2024	10/1/2027		1,298	1,260	1,298		(2)(6)(9)
											11,394	11,442	2.94%
Transportation Infrastructure
G2 Secure Staff, L.L.C.	Term Loan	SOFR	+	5.50%	(Q)	9.94%		7/2/2025		$474	$472	$474		(6)(9)
											472	474	0.12%

Total Senior Secured First Lien Loans											667,387	659,142	169.64%
Equity
Automobile Components
M&D Parent Holdings, LLC	Class B Units								500,000		500	597		(3)(9)
											500	597	0.15%
Chemicals
MDI Aggregator LP	Common Units								8,046		856	796		(3)(9)
Techmer BB Aggregator, LP	Limited Partnership Units								333		348	—		(3)(9)
											1,204	796	0.20%
Commercial Services & Supplies
RFI Group Holdings, L.P.	Class A Units								3,000		300	392		(3)(9)
Chimney Rock 3G Co-Invest	Equity Co-Invest								1,250		126	123		(3)(9)
											426	515	0.13%
Construction & Engineering
HT Investors, LLC	A1 Units								3,333		347	252		(3)(9)
											347	252	0.06%
Containers & Packaging
Oliver Investors, LP	Class A Units								6,080		608	84		(3)(9)
											608	84	0.02%
Diversified Consumer Services
FS NU Investors, LP	Class A Units								5,257		526	189		(3)(9)
											526	189	0.05%
Health Care Technology
BRG Group Holdings, LLC	Class A Units								626,441		626	714		(3)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

										626	714	0.18%

Personal Care Products
KLC Fund 1-C1 LP	Limited Partnership Units							605,769		607	618		(3)(9)
										607	618	0.16%

Total Equity										4,844	3,765	0.97%
Subtotal Non-Controlled/Non-Affiliated Investments										672,231	662,907	170.61%

Controlled Investments:													(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 13.60%	12/31/36		183,116	179,510	164,804		(2)(4)(5)
										$179,510	$164,804	42.42%

Subtotal Controlled Investments										$179,510	$164,804	42.42%
Total Investments, March 31, 2025										$851,741	$827,711	213.03%

Derivative Instruments

Description	Hedging Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	2026 Notes	8.10%	USD-SOFR-Compound + 4.226%	CIBC Bank USA	12/21/2026	$25,000	$7	$—	$7	(7)
Interest rate swap	2028 Notes	8.20%	USD-SOFR-Compound + 4.595%	CIBC Bank USA	12/21/2028	25,000	140	—	140	(7)
Total						$50,000	$147	$—	$147

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of March 31, 2025.

^ Percentage is based on net assets of $388,547 as of March 31, 2025.

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

(2) The investment has an unfunded commitment as of March 31, 2025 (See "Note 8. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2025, total qualifying assets at fair value represented 81.1% of the Company's total assets calculated in accordance with the 1940 Act.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of March 31, 2025 (See "Note 4. Fair Value Measurements").

(8) Par Amount, Amortized Cost, and Fair Value are less than $1,000.

(9) The investment or a portion thereof held by the Company or VCC Equity Holdings, LLC, a wholly owned subsidiary of the Company, is pledged as collateral under the SMBC Facility (See "Note 6. Borrowings").

(10) As of March 31, 2025, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments for further information on letters of credit commitments related to certain portfolio companies.

(11) As of March 31, 2025, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments for further information on letters of credit commitments related to certain portfolio companies.

(12) The investment was current on cash interest payments and was on non-accrual status with respect to the portion of the interest that is PIK interest only as of March 31, 2025. See "Note 2. Significant Accounting Policies" for more information.

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

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

Subtotal Non-Controlled/Non-Affiliated Investments									639,235	631,963	160.69%

Controlled Investments:												(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 13.50%	12/31/36	187,122	183,982	172,152		(2)(4)(5)
									$183,982	$172,152	43.77%

Subtotal Controlled Investments									$183,982	$172,152	43.77%
Total Investments, December 31, 2024									$823,217	$804,115	204.46%

Derivative Instruments

Description	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	8.10%	USD-SOFR-Compound + 4.202%	CIBC Bank USA	12/21/2026	$25,000	$146	$—	$146	(7)
Interest rate swap	8.20%	USD-SOFR-Compound + 4.550%	CIBC Bank USA	12/21/2028	25,000	502	—	502	(7)
Total					$50,000	$648	$—	$648

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
March 31, 2025
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

The Company seeks to achieve its investment objective by investing primarily in senior secured loans to performing middle market companies controlled by private equity sponsors. The Company focuses on loans to middle market companies that have sustainable competitive advantages, experienced management teams, solid financial performance, stable and recurring cash flow and strong enterprise value. The Company expects that such companies and their sponsors will require financing from the Company for growth, acquisitions, recapitalizations, refinancings or leveraged buyouts, among other things. The Company generally intends to directly originate its investments as a lead lender to allow for deeper diligence, greater control over terms and structure, and superior economics.

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings"). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under the JPM Facility before its termination on November 26, 2024 (See Note 6. Borrowings"), held no collateral assets as of December 31, 2024. VSDLP holds the Company’s interest in the SDLP (as defined below). VCC CLO Depositor wholly owns VCC CLO 1, LLC ("VCC CLO"), which was formed for the purpose of issuing a term debt securitization.

Substantially concurrent with our initial closing on June 2, 2022 (the “Initial Closing”) and immediately prior to our election to be regulated as a BDC, Varagon Fund I, L.P. (“VF1”), a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act, merged with and into the Company, with the Company continuing in existence as the surviving entity in the merger (the “Merger”). As a result of the Merger, we acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”), in exchange for shares of our common stock. In addition, immediately prior to our election to be regulated as a BDC, the Company purchased a portfolio of existing loans (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser.

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

Cash

Cash consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of March 31, 2025, the Company held approximately $40.0 million in cash. As of December 31, 2024, the Company held approximately $69.6 million in cash.

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

For the three months ended March 31, 2025, the Company did not incur any organizational expenses. For the three months ended March 31, 2024, the Company incurred and expensed $0.1 million of organizational expenses.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three months ended March 31, 2025, the Company earned PIK interest of $0.7 million. For the three months ended March 31, 2024, the Company earned PIK interest of $0.3 million, which is reflected on the accompanying consolidated statements of operations as part of interest income.

When the Company does not expect the borrower will be able to repay future accruals of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of March 31, 2025, the Company had an investment in one portfolio company that was current on cash interest payments and was on non-accrual status with respect to its PIK interest only.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three months ended March 31, 2025 and March 31, 2024, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2025 and December 31, 2024, there were no loans on non-accrual.

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

Currently, the Company uses interest rate swaps to manage its interest rate risk with respect to its unsecured notes. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$667,387	78.3%	$659,142	79.6%
Equity	4,844	0.6	3,765	0.5
Subordinated Certificates of the SDLP	179,510	21.1	164,804	19.9
Total Investments	$851,741	100.0%	$827,711	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$634,455	77.1%	$627,526	78.0%
Equity	4,780	0.6	4,437	0.6
Subordinated Certificates of the SDLP	183,982	22.3	172,152	21.4
Total Investments	$823,217	100.0%	$804,115	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$179,510	21.1%	$164,804	19.9%
Health Care Providers & Services	130,874	15.4	130,151	15.7
Commercial Services & Supplies	45,160	5.3	45,210	5.5
Health Care Equipment & Supplies	45,115	5.3	45,014	5.5
Automobile Components	40,677	4.8	38,028	4.6
Professional Services	37,391	4.4	37,427	4.5
IT Services	35,594	4.2	35,813	4.3
Health Care Technology	34,874	4.1	35,120	4.2
Distributors	25,335	3.0	24,665	3.0
Diversified Consumer Services	23,054	2.7	20,448	2.5
Food Products	20,761	2.4	19,568	2.4
Containers & Packaging	20,466	2.4	18,516	2.2
Chemicals	20,067	2.4	19,744	2.4
Personal Care Products	19,417	2.3	19,427	2.3
Software	17,544	2.1	17,601	2.1
Ground Transportation	16,722	2.0	16,468	2.0
Energy Equipment & Services	13,477	1.5	13,596	1.6
Electronic Equipment, Instruments & Components	13,421	1.5	13,469	1.6
Pharmaceuticals	12,713	1.4	12,991	1.6
Aerospace & Defense	11,554	1.4	11,636	1.4
Trading Companies & Distributors	11,394	1.3	11,442	1.4
Consumer Staples Distribution & Retail	10,743	1.3	10,951	1.3
Beverages	10,594	1.2	10,590	1.3
Insurance	9,892	1.2	9,632	1.2
Household Products	9,288	1.1	9,220	1.1
Financial Services	8,910	1.0	8,870	1.1
Textiles, Apparel & Luxury Goods	7,260	0.9	7,378	0.9
Air Freight & Logistics	6,671	0.8	6,664	0.8
Life Sciences Tools & Services	6,009	0.7	6,036	0.7
Hotels, Restaurants & Leisure	4,781	0.5	4,875	0.6
Construction & Engineering	1,695	0.2	1,572	0.2
Transportation Infrastructure	472	0.1	474	0.1
Diversified Telecommunication Services(2)	306	0.0	311	0.0
Total Investments	$851,741	100.00%	$827,711	100.00%

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

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles(1)	$183,982	22.3%	$172,152	21.4%
Health Care Providers & Services	123,209	15.0	122,611	15.2
Health Care Equipment & Supplies	45,141	5.5	45,165	5.6
Automobile Components	40,469	4.9	38,288	4.8
Commercial Services & Supplies	40,037	4.9	40,263	5.0
Distributors	36,554	4.5	35,889	4.5
IT Services	35,062	4.3	35,292	4.4
Professional Services	18,002	2.2	18,063	2.2
Health Care Technology	22,978	2.8	23,214	2.9
Diversified Consumer Services	22,729	2.8	19,725	2.5
Containers & Packaging	20,407	2.5	19,179	2.4
Personal Care Products	19,112	2.3	19,151	2.4
Software	17,582	2.1	17,647	2.2
Chemicals	17,494	2.1	17,393	2.2
Food Products	17,458	2.1	16,709	2.1
Ground Transportation	16,692	2.0	16,455	2.0
Life Sciences Tools & Services	15,259	1.9	15,181	1.9
Aerospace & Defense	13,853	1.7	13,954	1.7
Electronic Equipment, Instruments & Components	13,413	1.6	13,463	1.7
Pharmaceuticals	12,689	1.5	12,981	1.6
Consumer Staples Distribution & Retail	11,040	1.3	11,270	1.4
Trading Companies & Distributors	11,051	1.3	11,151	1.4
Beverages	10,875	1.3	10,874	1.4
Insurance	9,904	1.2	9,608	1.2
Household Products	9,286	1.1	9,220	1.1
Diversified Financial Services	8,905	1.1	8,870	1.1
Energy Equipment & Services	8,253	1.0	8,327	1.0
Textiles, Apparel & Luxury Goods	7,274	0.9	7,396	0.9
Air Freight & Logistics	6,682	0.8	6,653	0.8
Hotels, Restaurants & Leisure	4,777	0.6	4,888	0.6
Construction & Engineering	2,271	0.3	2,295	0.3
Transportation Infrastructure	471	0.1	476	0.1
Diversified Telecommunication Services(2)	306	0.0	312	0.0
Total Investments	$823,217	100.0%	$804,115	100.0%

(1) The following industry is solely comprised of the Subordinated Certificates of the SDLP. The portfolio companies in SDLP represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Senior Direct Lending Program” below.

(2) Represents a percentage that is less than 0.1%.

Transactions With Controlled/Affiliated Companies

During the three months ended March 31, 2025, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2024	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2025	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$172,152	$3,392	$(466)	$(7,398)	$(2,876)	$—	$164,804	$5,533

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of March 31, 2025 and December 31, 2024, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of March 31, 2025 and December 31, 2024, the Company and ARCC had agreed to make capital available to the SDLP in the aggregate totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of March 31, 2025 and December 31, 2024, the Company has funded $183.1 million and $187.1 million, respectively, of its commitment to the SDLP and had $23.2 million and $19.2 million in unfunded commitments remaining available to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $179.5 million and $164.8 million, respectively, as of March 31, 2025, and $184.0 million and $172.2 million, respectively, as of December 31, 2024. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 12.5% and 13.6%, respectively, as of March 31, 2025, and 13.5% and 14.4%, respectively, as of December 31, 2024. For the three months ended March 31, 2025, the Company earned interest income of $5.5 million from its investment in the Subordinated Certificates. For the three months ended March 31, 2024, the Company earned interest income of $8.2 million from its investment in the Subordinated Certificates. As of March 31, 2025 and December 31, 2024, $5.5 million and $8.2 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of March 31, 2025 and December 31, 2024, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of March 31, 2025, there was an investment in one portfolio company on non-accrual status. As of December 31, 2024, loans in two portfolio companies were on non-accrual status. Below is a summary of the SDLP’s portfolio as of March 31, 2025 and December 31, 2024 (dollars in millions):

	As of March 31, 2025	As of December 31, 2024
Total first lien senior secured loans(1)	$4,691	$4,759
Largest loan to a single borrower(1)	$399	$400
Total of five largest loans to borrower(1)	$1,702	$1,692
Number of borrowers in the SDLP	20	20
Commitments to fund delayed draw loans (2)	$463	$489

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of March 31, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Automobile Components
Arrowhead Holdco Company	Term Loan	SOFR	+	4.75%	(M)	9.13%	8/31/2028	175,935	174,307	138,988	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	8/31/2028	36,292	35,956	28,670	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	8/31/2028	41,678	41,293	32,926	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.50%	(Q)	10.00%	8/31/2028	25,881	25,642	20,446	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.12%	8/31/2028	2,364	2,342	1,867	(2)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	5/19/2027	205,928	196,721	117,379	(2)(3)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	5/19/2027	34,463	32,925	19,644	(2)(3)
									509,186	359,920
Chemicals
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.81%	7/26/2030	118,018	118,018	118,018	(2)
									118,018	118,018
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	6.00%	(S)	10.53%	8/20/2031	225,494	225,494	225,494	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.86%	8/20/2031	82,119	82,119	82,119	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.96%	8/20/2031	3,741	3,741	3,741	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	4.75%	(M)	8.50%	10/13/2027	195,361	195,361	193,407	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.61%	10/13/2027	46,710	46,710	46,243	(2)
									553,425	551,004
Construction & Engineering
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	11/21/2029	259,247	259,247	259,247	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	4.00%	(Q)	8.33%	11/21/2029	65,848	65,848	65,848	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	1/2/2032	183,416	183,416	181,405	(2)
									508,511	506,500
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Term Loan	SOFR	+	5.25%	(Q)	10.33%	12/23/2030	299,175	299,175	294,002	(2)
									299,175	294,002
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	5.50%	(M)	9.96%	11/5/2031	240,949	240,949	238,623	(2)
									240,949	238,623
Financial Services
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	8.57%	3/11/2031	116,875	116,875	115,706	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	8.57%	3/11/2031	-	-	(159)	(2)
									116,875	115,547
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.91%	12/10/2026	174,853	174,853	139,883	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	12/10/2026	28,918	28,918	23,135	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.30%	12/10/2026	13,791	13,791	11,033	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.25%	12/10/2026	46,531	46,531	37,225	(2)
									264,093	211,276
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	5.75%	(Q)	10.42%	7/31/2031	228,361	228,361	228,361	(2)
									228,361	228,361
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.33%	11/3/2031	112,500	112,500	111,375	(2)
									112,500	111,375
Hotels, Restaurants & Leisure
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.13%	3/31/2031	230,482	230,482	230,482	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.13%	3/31/2031	43,362	43,362	43,362	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.74%	3/31/2031	14,721	14,721	14,721	(2)

HGC Holdings, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	6/8/2026	102,113	102,113	102,113	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	10.53%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	10.53%	6/8/2026	24,358	24,358	24,358	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.21%	6/8/2026	73,980	73,980	73,980	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.11%	6/8/2026	148,909	148,909	148,909	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.75%	(S)	10.28%	6/29/2029	167,025	167,025	167,025	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.28%	6/29/2029	59,550	59,550	59,550	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.42%	6/29/2029	20,746	20,746	20,746	(2)
									935,246	935,246
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	2.50%	(Q)	7.16%	11/9/2027	300,825	300,825	291,800	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.16%	11/9/2027	26,460	26,460	25,666	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.25%	11/9/2027	40,044	40,044	38,843	(2)
									367,329	356,309
Insurance
THG Acquisition, LLC	Term Loan	SOFR	+	5.50%	(M)	9.96%	10/31/2031	123,141	123,141	121,912	(2)
									123,141	121,912
Machinery
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.73%	10/26/2027	220,501	220,501	220,501	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.61%	10/26/2027	34,677	34,677	34,677
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.58%	10/26/2027	12,915	12,915	12,915
									268,093	268,093
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	12/14/2027	32,913	32,913	31,925	(2)
									32,913	31,925

Total Investments, March 31, 2025									$4,677,815	$4,448,111

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of March 31, 2025.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of March 31, 2025.

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

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2024.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of March 31, 2025	As of December 31, 2024

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,678 and $4,591, respectively)	$4,448	$4,390
Restricted cash	128	425
Other Assets	18	24
Total assets	$4,594	$4,839

Senior notes	$3,267	$3,428
Intermediate funding notes	123	130
Interest payable	60	65
Other liabilities	57	59
Total liabilities	3,507	3,682
Members' capital	1,087	1,157
Total liabilities and members' capital	$4,594	$4,839

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended March 31,
	2025	2024
Selected Consolidated Statement of Operation Information:
Total revenues	$107	$150
Total expenses	64	82
Net unrealized appreciation/(depreciation)	(28)	(1)
Net realized gain/(loss)	—	—
Net income/(loss)	$15	$67

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

After performing the investment analysis and income analysis for the three months ended March 31, 2025, the Company determined that the SDLP generated more than 10% of the Company's total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$84	$659,058	$659,142
Equity	—	—	3,765	3,765
Subordinated Certificates of the SDLP	—	—	164,804	164,804
Total investments at fair value	$—	$84	$827,627	$827,711
Interest rate swaps	—	147	—	147
Total interest rate swaps	$—	$147	$—	$147

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2024	$627,439	$4,437	$172,152	$804,028
Purchases	49,358	368	3,392	53,118
Payment-in-kind and other adjustments to cost	1,059	—	(466)	593
Principal repayments	(18,041)	(309)	(7,398)	(25,748)
Net realized gains/(losses)	—	—	—	—
Net amortization of premium/discount	564	—	—	564
Net change unrealized gains/(losses)	(1,321)	(731)	(2,876)	(4,928)
Balance as of March 31, 2025	$659,058	$3,765	$164,804	$827,627
Net change unrealized appreciation/(depreciation) for investments still held as of March 31, 2025	$(8,247)	$(1,069)	$(14,706)	$(24,022)

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

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. For the three months ended March 31, 2025, the Company had no investments transferred in/out of the Level 3 category. For the year ended December 31, 2024, there were no investments transferred in/out of the Level 3 category.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$607,802	Income Approach (DCF)	Discount Rate	6.9% - 23.4%	10.1%
Senior Secured First Lien Term Loans	33,431	Recent Transaction	Transaction Prices	98.5% - 99.3%	99.2%
Senior Secured First Lien Term Loans	17,825	Recovery	EV/EBITDA	6.1x - 11.3x	10.2x
Equity	1,262	Market Approach	Market Multiple	11.7x -29.0x	15.7x
Equity	2,503	Income Approach (DCF)	Long Term Growth Rate, Discount Rate	6.4% - 13.3%	7.7%
		Market Approach	EBITDA Multiple	7.3x - 20.6x	16.57x
Subordinated Certificates of the SDLP	164,804	Income Approach (DCF)	Discount Rate	7.9% - 7.9%	7.9%
Total	$827,627

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

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate interest rate risk exposures. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes (as defined in "Note 6. Borrowings"), the Company entered into an interest rate swap agreement with CIBC Bank USA ("CIBC"). As of March 31, 2025 and December 31, 2024, the Company had two outstanding interest rates swaps that were designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to each interest rate swap contract was CIBC.

Certain information related to the Company's derivative instruments as of March 31, 2025 is presented in the consolidated statements of assets and liabilities as follows:

As of March 31, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$7	$—	Other Liabilities
Interest rate swap	25,000	12/21/2028	140	—	Other Liabilities
Total	$50,000		$147	$—

Certain information related to the Company's derivative instruments as of December 31, 2024 is presented in the consolidated statements of assets and liabilities as follows:

As of December 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$146	$—	Other Liabilities
Interest rate swap	25,000	12/21/2028	$502	—	Other Liabilities
Total	$50,000		$648	$—

The Company records its derivatives on a net basis in the consolidated statements of assets and liabilities. The Company has a master netting agreement with its derivative counterparty which allows for the right to offset by counterparty. As of March 31, 2025 there have been no offsets.

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three months ended March 31, 2025, is presented in the consolidated statements of operations as follows:

		For the three months ended March 31,
Derivative Instrument	Consolidated Statements of Operations Location	2025
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$—
Total		$—

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three months ended March 31, 2024, is presented in the consolidated statements of operations as follows:

		For the three months ended March 31,
Derivative Instrument	Consolidated Statements of Operations Location	2024
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$91
Total		$91

Net realized gain (loss) on derivative instruments recognized by the Company for the three months ended March 31, 2025, is presented in the consolidated statements of operations as follows:

		For the three months ended March 31,
Derivative Instrument	Consolidated Statements of Operations Location	2025
Interest rate swaps	Net realized gain (loss) on derivatives	$—
Total		$—

Net realized gain (loss) on derivative instruments recognized by the Company for the three months ended March 31, 2024, is presented in the consolidated statements of operations as follows:

		For the three months ended March 31,
Derivative Instrument	Consolidated Statements of Operations Location	2024
Interest rate swaps	Net realized gain (loss) on derivatives	$(116)
Total		$(116)

Each of the interest rate swap agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations. As of March 31, 2025, the termination fair value of derivatives in a net liability position related to these agreements was $(0.2) million. As of March 31, 2025, the Company had not posted any collateral related to these agreements.

If the Company had breached any of these provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of March 31, 2025, the Company's asset coverage ratio was 181.98%.

The Company’s outstanding debt as of March 31, 2025 and December 31, 2024 was as follows (dollars in thousands):

	As of March 31, 2025				As of December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
SMBC Facility	195,000	41,000	41,000	41,000	195,000	50,000	50,000	50,000
2026 Notes(1)(2)	25,000	25,000	24,887	25,000	25,000	25,000	24,750	25,000
2028 Notes(1)(2)	25,000	25,000	24,730	25,000	25,000	25,000	24,364	25,000
VCC CLO(1)	377,500	377,500	374,949	377,500	377,500	377,500	374,895	377,500
Total borrowings outstanding	$622,500	$468,500	$465,566	$468,500	$622,500	$477,500	$474,009	$477,500

(1) Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(2) The carrying values of the 2026 Notes and the 2028 Notes as of March 31, 2025 are presented inclusive of an incremental $(0.0) million and $(0.1) million, each resulting from a hedge accounting relationship.

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the JPM Facility for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the three months ended March 31,
	2025(1)	2024
JPM Facility interest	$—	$4,826
JPM Facility unused fees	—	113
Amortization of debt issuance costs	—	123
Total interest and financing expenses related to the JPM Facility	$—	$5,062
Weighted average outstanding debt balance of the JPM Facility	$—	$240,219
Weighted average interest rate of the JPM Facility (annualized)	—	8.1%

(1) On November 26, 2024, the Company terminated the JPM Facility in full upon the satisfaction of all obligations and liabilities of the Company.

CIBC Facility

On January 31, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (the “CIBC Credit Agreement” and the senior secured credit facility thereunder, the “CIBC Facility”) among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and CIBC Bank USA ("CIBC"), as administrative agent and as sole lead arranger. The CIBC Facility was guaranteed by VCCEH, and could have been guaranteed by certain domestic subsidiaries of the Company that would have been formed or acquired by the Company in the future. Proceeds of the CIBC Facility were used for general corporate purposes, including the funding of portfolio investments. The initial maximum principal amount of the CIBC Facility was $75 million, subject to availability under the borrowing base, which was based on the Company’s and Guarantor’s portfolio investments and other outstanding indebtedness. The CIBC Facility was secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions. The CIBC Facility's commitment termination date was January 31, 2026 and had a final maturity date of January 31, 2028.

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the CIBC Facility for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the three months ended March 31,
	2025(1)	2024
CIBC Facility interest	$—	$460
CIBC Facility unused fees	—	49
Amortization of debt issuance costs	—	59
Total interest and financing expenses related to the CIBC Facility	$—	$568
Weighted average outstanding debt balance of the CIBC Facility	$—	$23,239
Weighted average interest rate of the CIBC Facility (annualized)	—	8.0%

(1) On August 9, 2024, the Company terminated the CIBC Facility in full upon the satisfaction of all obligations and liabilities of the Company.

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

On August 28, 2024, the Company closed an additional $25 million of commitments under the accordion feature of the SMBC Credit Agreement, increasing the maximum principal amount available under the SMBC Facility from $170 million to $195 million.

At March 31, 2025 and December 31, 2024, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the three months ended March 31,
	2025	2024
SMBC Facility interest	$809	$—
SMBC Facility unused fees	136	—
Amortization of debt issuance costs	87	—
Total interest and financing expenses related to the SMBC Facility	$1,032	$—
Weighted average outstanding debt balance of the SMBC Facility	$49,333	$—
Weighted average interest rate of the SMBC Facility (annualized)	6.7%	—

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

At March 31, 2025 and December 31, 2024, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the three months ended March 31,
	2025	2024
VCC CLO interest	$5,965	$—
Amortization of debt issuance costs	54	—
Total interest and financing expenses related to VCC CLO	$6,019	$—
Weighted average outstanding debt balance of VCC CLO	$377,500	$—
Weighted average interest rate of VCC CLO (annualized)	6.4%	—

Unsecured Notes

On December 21, 2023, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $25,000,000 in aggregate principal amount of Series A Senior Notes, Tranche A, due December 21, 2026, with a fixed interest rate of 8.10% per year (the “2026 Notes”), and $25,000,000 in aggregate principal amount of Series A Senior Notes, Tranche B, due December 21, 2028 , with a fixed interest rate of 8.20% per year (the “2028 Notes” and, together with the 2026 Notes, the “Notes”), to qualified institutional investors in a private offering exempt from the registration requirements of the 1933 Act. The Notes are guaranteed by VCCEH, a wholly owned subsidiary of the Company. The interest rate of each Note is subject to an adjustment in the event of certain triggering events, including, an Asset Coverage Ratio Event, a Secured Debt Ratio Event, and a Below Investment Grade Event (each as defined in the Note Purchase Agreement). As of December 31, 2024, the Company's asset coverage ratio was below 200%, which triggered an Asset Coverage Ratio Event. Accordingly, effective January 1, 2025, the interest rates of the 2026 Notes and the 2028 Notes increased to 9.10% and 9.20% per year, respectively.

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

At March 31, 2025 and December 31, 2024, the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

	For the three months ended March 31,
	2025	2024
2026 Notes interest	$569	$506
2028 Notes interest	575	$513
Amortization of debt issuance costs	24	$24
Effect of interest rate swap	56	$145
Total	$1,224	$1,188
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	9.7%	8.2%
Weighted average outstanding balance	50,000	50,000

Note 7. Related Party Transactions

Investment Advisory Agreement

On June 2, 2022, the Company entered into an investment advisory agreement with the Adviser. In connection with Varagon's merger with and into Man Group plc ("the Transaction"), the Company entered into a new investment agreement between the Company and the Adviser (the "Prior Investment Advisory Agreement"), which was materially identical to the investment advisory agreement, dated June 2, 2022, and became effective on September 6, 2023. At a meeting of the Company’s shareholders held on June 12, 2024, the Company’s shareholders voted to approve an amended investment advisory agreement by and between the Company and the Adviser (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders.

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

For the three months ended March 31, 2025 and 2024, the Company incurred base management fees to the Adviser of $1.5 million and $1.4 million, respectively.

As of March 31, 2025 and December 31, 2024, $3.1 million and $1.5 million, respectively, was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2025 and 2024, the Company incurred an Income Incentive Fee of $0.9 million and $2.0 million, respectively.

As of March 31, 2025 and December 31, 2024, $1.1 million and $0.2 million, respectively, was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2025 and 2024, the Company did not incur a Capital Gains Incentive Fee.

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

For the three months ended March 31, 2025 and 2024, the Company recorded administrator expenses of $0.2 million and $0.3 million, respectively.

As of March 31, 2025 and December 31, 2024, the Company had $0.2 million and $0.6 million, respectively, in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

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

As of March 31, 2025, and December 31, 2024, there were no Fronted Amounts advanced by the Company from Varagon.

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

Note 8. Commitments

Unfunded commitments

As of March 31, 2025 and December 31, 2024, the Company had commitments under loan and financing agreements to fund up to $118.1 million to 61 portfolio companies and $112.5 million to 53 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, including underlying investments in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2025 and December 31, 2024 are shown in the table below (dollars in thousands):

Issuer	As of March 31, 2025	As of December 31, 2024
3G Intermediate, Inc.	733	1,333
3G Intermediate, Inc.	500	667
Accupac, LLC	1,087	1,304
ACP Oak Buyer, Inc.	553	553
ACP Vault Acquisition, Inc.	1,036	1,036
ACP Vault Acquisition, Inc.	1,943	1,943
ADPD Holdings, LLC	1	6
ADPD Holdings, LLC	11	11
ADPD Holdings, LLC	2	2
Advanced Web Technologies Holding Company	274	235
Advanced Web Technologies Holding Company	676	845
Alert SRC Newco LLC	1,973	2,013
Alert SRC Newco LLC	604	604
Allergy & Clinical MidCo, LLC	2,571	—
Allergy & Clinical MidCo, LLC	643	—
Apex Dental Partners, LLC	683	759
Apex Dental Partners, LLC	2,172	2,172
Basin Innovation Group, LLC	1,773	1,773
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	285	285
Bebright MSO, LLC	1,237	1,237
Boulder Scientific Company, LLC	71	—
BPCP NSA Intermedco, Inc.	1,409	1,409
BPCP NSA Intermedco, Inc.	996	996
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	52	105
Distinct Holdings, Inc.	1,193	1,590
DRML Holdings LLC	3,000	—
DRML Holdings LLC	2,000	—
Easy Ice, LLC	1,183	1,352
Easy Ice, LLC	—	1,500
Easy Ice, LLC	750	750
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	404	750
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	277	475
Eye Health America, LLC	600	600
FS Squared Holding Corp.	203	203
FS Squared Holding Corp.	60	95
FS Squared Holding Corp.	14	46
Gen4 Dental Partners OPCO, LLC	585	585
Gen4 Dental Partners OPCO, LLC	2,927	2,927
Graffiti Buyer, Inc.	1,213	1,213
Healthfuse, LLC	1,442	—
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	30	—
HLSG Intermediate, LLC	144	—
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	757	757
HTI Intermediate, LLC	536	536
HTI Intermediate, LLC	250	321
Hub Pen Company, LLC	472	629

JTM Foods LLC	72	2
KL Bronco Acquisition, Inc.	375	482
KL Bronco Acquisition, Inc.	1,250	1,250
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	1,251	1,251
Krayden Holdings, Inc.	809	837
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	386	386
Leiters, Inc.	156	167
Lightspeed Buyer, Inc.	318	318
Lightspeed Buyer, Inc.	3,284	8,843
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	1,587	1,763
MDI Buyer, Inc.	548	220
MDI Buyer, Inc.	1,837	—
Municipal Emergency Services, Inc.	2,472	2,472
MWD Management, LLC	300	300
NBPT Acquisition LLC	1,998	—
NBPT Acquisition LLC	444	—
OIS Management Services, LLC	1,931	2,563
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	9
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	1,050	1,050
QM Buyer, Inc.	2,306	2,306
QM Buyer, Inc.	1,153	1,153
RFI Buyer, Inc.	12	11
RWA Wealth Partners, LLC	6,511	6,511
RWA Wealth Partners, LLC	1,944	1,944
Senior Direct Lending Program, LLC	15,795	17,005
SGA Dental Partners Opco, LLC	917	1,491
SHF Holdings, Inc.	144	—
SI Holdings, Inc.	—	522
Source Holding Delaware, LLC	865	—
Source Holding Delaware, LLC	1,730	—
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
UHY Advisors, Inc.	1,364	1,753
UHY Advisors, Inc.	6,623	6,623
US Health Partners Management, LLC	22	22
US Health Partners Management, LLC	4	11
USN Opco, LLC	556	556
USSC Holding Corp.	518	518
Velocity Buyer, Inc.	1,781	—
Zavation Medical Products, LLC	74	101
Total Unfunded Commitments	$118,115	$112,456

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2025, the Company had cash of $40.0 million, available borrowings under the SMBC Facility of $154.0 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

Also included within commitments, as of March 31, 2025 and December 31, 2024, were commitments to issue up to $0.2 million and $0.1 million, respectively, in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2025, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

Note 9. Directors Fees

The Company’s business and affairs is managed under the direction of the Board. The Board consists of four (4) members, three (3) of whom are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (the “Independent Directors”).

The Independent Directors receive an annual fee of $80,000. The Independent Directors also will receive an additional fee of $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular meeting of the Board. In addition, the Independent Directors will receive an additional fee of $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each special Board meeting. The Independent Directors also will receive a fee of $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. The lead Independent Director will receive an additional annual fee of $7,500. The chair of the Board's audit committee will receive an additional annual fee of $15,000 in lieu of fees for attending audit committee meetings. The chair of the Board's nominating and corporate governance committee will receive an additional annual fee of $7,500 in lieu of fees for attending nominating and corporate governance committee meetings.

For the three months ended March 31, 2025 and 2024, the Company accrued $0.1 million and $0.1 million, respectively, for directors' fees. As of March 31, 2025 and December 31, 2024, the Company had $0.1 million and $0.1 million respectively, in "Directors' fees and expenses payable" in the accompanying consolidated statements of assets and liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per share data):

	For the three months ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$5,967	$14,029
Weighted average shares outstanding	41,527,232	41,510,596
Earnings per share (basic and diluted)	$0.14	$0.34

Capital Activity

The Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.01 per share. The Company intends to offer and sell its shares of common stock to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act) in a private placement in reliance on Regulation D and Regulation S, as applicable. The Fundraising Period commenced when the Company held the Initial Closing on June 2, 2022 and entered into subscription agreements in which investors made capital commitments to purchase shares of common stock (the “Subscription Agreements”), providing private placement of the Company’s shares of common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice for three (3) years following the date of the closing in which an investor's Capital Commitment was accepted (an investor's "Commitment Period"). The Company is authorized to continue to call for capital contributions under those circumstances as set forth in the Subscription Agreement post-termination of an investor's Commitment Period.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022, in connection with the Merger.

As of March 31, 2025, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $7.2 million ($1.2 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, the Company held the Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of its shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through March 31, 2025 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through March 31, 2025 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Total					$123,286	43,641	$431

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

As of March 31, 2025, and December 31, 2024, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three months ended March 31, 2025 and the year ended December 2024, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no uncertain tax positions as of and through March 31, 2025.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of March 31, 2025.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company's federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per share data):

	For the Three Months ended March 31, 2025	For the Three Months ended March 31, 2024
Per Share Data: (1)
Net asset value, beginning of period	$9.47	$9.71
Net investment income (loss)	0.26	0.31
Net unrealized appreciation (depreciation) on investments	(0.12)	0.02
Net realized gains (losses) on investments	—	0.01
Net realized gains (losses) on extinguishment of debt	—	—
Net increase (decrease) in net assets resulting from operations	0.14	0.34
Distributions of net investment income to shareholders (2)	(0.26)	(0.27)
Issuance of common stock	—	—
Net asset value per share, end of period(3)	$9.36	$9.78
Number of shares outstanding, end of period	41,527,752	41,511,677
Total return based on net asset value (4)(5)	1.49%	3.51%
Net assets attributable to shareholders, end of period	$388,547	$406,016

Ratio to average net assets attributable to shareholders:
Average net assets	$390,918	$404,583
Total expenses (6)	11.78%	9.86%
Total expenses (other than incentive fee) (6)	11.56%	9.37%
Net investment income (6)	11.97%	14.47%
Interest expense and credit facility fees (6)	8.59%	6.78%

Ratios/Supplemental Data:
Asset coverage, end of period (7)	181.98%	217.30%
Weighted average shares outstanding	41,527,232	41,510,596
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%
Average debt outstanding (8)	$476,833	$313,457
Average debt outstanding per share	$11.48	$7.55
Portfolio turnover (5)	3.16%	2.49%
Year of formation	2019	2019

(1) The per share data was derived by using the weighted average shares outstanding.

(2) Distributions declared per common share was calculated as the sum of distributions on common stock declared during the year divided by the number of shares of common stock outstanding at each respective quarter-end date.

(3) Net asset value per share, end of period for the three months ended March 31, 2025 does not foot due to to rounding.

(4) Total return is based on the change in net asset value during the year divided by the beginning net asset value for the year, taking into account distributions declared, if any, reinvested in accordance with the Company’s DRIP.

(5) Not annualized.

(6) Annualized except in the case of non-recurring expenses (i.e. organizational expenses, and/or incentive fees).

(7) Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause the Company to be below the required amount of regulatory coverage.

(8) Based on daily weighted average balance of debt outstanding during the period.

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

Note 14. Subsequent Events

Management has evaluated subsequent events through May 14, 2025, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2025 except as disclosed below:

Dividend Declaration

On May 7, 2025, the Board declared a dividend of $0.2400 per share and a special dividend of $0.0185 per share, both payable on July 17, 2025 to shareholders of record as of the close of business on June 30, 2025.

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
•
an economic downturn could disproportionately impact the companies which we target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
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
•
the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policies and its impact on our portfolio companies and the global economy;
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

The Company seeks to achieve its investment objective by investing primarily in senior secured loans to performing middle market companies controlled by private equity sponsors. The Company focuses on loans to middle market companies that have sustainable competitive advantages, experienced management teams, solid financial performance, stable and recurring cash flow and strong enterprise value. The Company expects that such companies and their sponsors will require financing from the Company for growth, acquisitions, recapitalizations, refinancings or leveraged buyouts, among other things. The Company generally expects to invest in companies with EBITDA between $10 million and $75 million annually, though we may invest in smaller or larger companies if an attractive opportunity presents itself. The Company also generally intends to directly originate its investments as a lead lender to allow for deeper diligence, greater control over terms and structure, and superior economics.

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings" in our consolidated audited financial statements). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under the JPM Facility before its termination on November 26, 2024 (See Note 6. Borrowings"), held no collateral assets as of December 31, 2024. VSDLP holds the Company's interest in the SDLP (as defined below). VCC CLO Depositor wholly owns VCC CLO 1, LLC ("VCC CLO"), which was formed for the purpose of issuing a term debt securitization.

Substantially concurrent with our initial closing on June 2, 2022 (the “Initial Closing”) and immediately prior to our election to be regulated as a BDC, Varagon Fund I, L.P. (“VF1”), a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act, merged with and into the Company, with the Company continuing in existence as the surviving entity in the merger (the “Merger”). As a result of the Merger, we acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”), in exchange for shares of our common stock. In addition, immediately prior to our election to be regulated as a BDC, the Company purchased a portfolio of existing loans (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser.

Key Components of Our Results of Operations

Investments

We focus primarily on the direct origination and syndication of loans to middle market companies domiciled in the United States.

Our level of investment activity (both the number of investments and the size of each investment) varies substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. There have been headwinds in the financing and merger and acquisitions markets resulting from uncertainty associated with the imposition of tariffs and trade barriers, inflation, supply chain disruptions, labor and resource shortages, a shifting interest rate environment, geopolitical conditions (including the war in Ukraine, conflict in the Middle East, and U.S. and China relations), and the uncertain economic outlook for the United States and globally generally, which could include a recession. We are closely monitoring the effect that the current market and economic conditions may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of March 31, 2025, the Company's asset coverage ratio was 181.98%.

Portfolio and Investment Activity

As of March 31, 2025, our portfolio had a fair value of approximately $827.7 million. The following table summarizes our portfolio and investment activity during the three months ended March 31, 2025 (dollars in thousands):

Three Months ended March 31,
2025
Investments made in new portfolio companies	$31,788
Investments made in existing portfolio companies	21,330
Aggregate amount in exits and repayments	(25,748)
Net investment activity	$27,370

Portfolio Companies, at beginning of period	99
Number of new portfolio companies	7
Number of exited portfolio companies	(3)
Portfolio companies, at end of period	103

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$667,387	78.3%	$659,142	79.6%
Equity	4,844	0.6	3,765	0.5
Subordinated Certificates of the SDLP	179,510	21.1	164,804	19.9
Total Investments	$851,741	100.0%	$827,711	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025		As of December 31, 2024
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	10.2%	11.0%	10.5%	11.2%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	12.5%	13.6%	13.5%	14.3%
Total	10.7%	11.5%	11.2%	11.9%

(1) "Weighted average yields” of investments are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level.

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

The weighted average risk rating of our investments based on fair value was 2.0 as of March 31, 2025 and 2.0 as of December 31, 2024.

Based on a generally uncertain economic outlook in the United States (which includes a possible recession), we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We also have increased oversight and analysis of credits to assess vulnerable industries and ways to mitigate any decline in loan performance and reduce credit risk. While we are not seeing signs of an overall, broad deterioration in our operating results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	As of March 31, 2025		As of December 31, 2024
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$26,441	3.2%	$20,996	2.6%
2	758,309	91.6	743,105	92.4
3	42,961	5.2	40,014	5.0
4	—	—	—	—
5	—	—	—	—
Total	$827,711	100.0%	$804,115	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	As of March 31, 2025		As of December 31, 2024
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing(1)	$846,897	100.0%	$818,437	100.0%
Non-Accrual	—	—	—	—
Total	$846,897	100.0%	$818,437	100.0%

(1) As of March 31, 2025, the Company had an investment in one portfolio company that was current on cash interest payments and was on non-accrual status with respect to the portion of the interest that is PIK interest only.

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of March 31, 2025 and December 31, 2024, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of March 31, 2025 and December 31, 2024, the Company and ARCC had agreed to make capital available to the SDLP in the aggregate totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of March 31, 2025 and December 31, 2024, the Company has funded $183.1 million and $187.1 million, respectively, of its commitment to the SDLP and had $23.2 million and $19.2 million in unfunded commitments remaining available to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $179.5 million and $164.8 million, respectively, as of March 31, 2025, and $184.0 million and $172.2 million, respectively, as of December 31, 2024. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 12.5% and 13.6%, respectively, as of March 31, 2025, and 13.5% and 14.4%, respectively, as of December 31, 2024. For the three months ended March 31, 2025, the

Company earned interest income of $5.5 million from its investment in the Subordinated Certificates. For the three months ended March 31, 2024, the Company earned interest income of $8.2 million from its investment in the Subordinated Certificates. As of March 31, 2025 and December 31, 2024, $5.5 million and $8.2 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of March 31, 2025 and December 31, 2024, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of March 31, 2025, there was an investment in one portfolio company on non-accrual status. As of December 31, 2024, loans in two portfolio companies were on non-accrual status. Below is a summary of the SDLP’s portfolio as of March 31, 2025 and December 31, 2024 (dollars in millions):

	As of March 31, 2025	As of December 31, 2024
Total first lien senior secured loans(1)	$4,691	$4,759
Largest loan to a single borrower(1)	$399	$400
Total of five largest loans to borrower(1)	$1,702	$1,692
Number of borrowers in the SDLP	20	20
Commitments to fund delayed draw loans (2)	$463	$489

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of March 31, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Automobile Components
Arrowhead Holdco Company	Term Loan	SOFR	+	4.75%	(M)	9.13%	8/31/2028	175,935	174,307	138,988	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	8/31/2028	36,292	35,956	28,670	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	8/31/2028	41,678	41,293	32,926	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.50%	(Q)	10.00%	8/31/2028	25,881	25,642	20,446	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.12%	8/31/2028	2,364	2,342	1,867	(2)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	6.50%	(Q)	12.00%	5/19/2027	205,928	196,721	117,379	(2)(3)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	5/19/2027	34,463	32,925	19,644	(2)(3)
									509,186	359,920
Chemicals
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.81%	7/26/2030	118,018	118,018	118,018	(2)
									118,018	118,018
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	6.00%	(S)	10.53%	8/20/2031	225,494	225,494	225,494	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.86%	8/20/2031	82,119	82,119	82,119	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.96%	8/20/2031	3,741	3,741	3,741	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	4.75%	(M)	8.50%	10/13/2027	195,361	195,361	193,407	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.61%	10/13/2027	46,710	46,710	46,243	(2)
									553,425	551,004
Construction & Engineering
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	11/21/2029	259,247	259,247	259,247	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	4.00%	(Q)	8.33%	11/21/2029	65,848	65,848	65,848	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	1/2/2032	183,416	183,416	181,405	(2)
									508,511	506,500
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Term Loan	SOFR	+	5.25%	(Q)	10.33%	12/23/2030	299,175	299,175	294,002	(2)
									299,175	294,002
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	5.50%	(M)	9.96%	11/5/2031	240,949	240,949	238,623	(2)
									240,949	238,623
Financial Services
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	8.57%	3/11/2031	116,875	116,875	115,706	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	8.57%	3/11/2031	-	-	(159)	(2)
									116,875	115,547
Food Products
Manna Pro Products, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.91%	12/10/2026	174,853	174,853	139,883	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	6.50%	(Q)	12.00%	12/10/2026	28,918	28,918	23,135	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.30%	12/10/2026	13,791	13,791	11,033	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.25%	12/10/2026	46,531	46,531	37,225	(2)
									264,093	211,276
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	5.75%	(Q)	10.42%	7/31/2031	228,361	228,361	228,361	(2)
									228,361	228,361
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	5.25%	(Q)	10.33%	11/3/2031	112,500	112,500	111,375	(2)
									112,500	111,375
Hotels, Restaurants & Leisure
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.13%	3/31/2031	230,482	230,482	230,482	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.13%	3/31/2031	43,362	43,362	43,362	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.74%	3/31/2031	14,721	14,721	14,721	(2)

HGC Holdings, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	6/8/2026	102,113	102,113	102,113	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	10.53%	6/8/2026	50,000	50,000	50,000	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	10.53%	6/8/2026	24,358	24,358	24,358	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(M)	10.21%	6/8/2026	73,980	73,980	73,980	(2)
HGC Holdings, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.11%	6/8/2026	148,909	148,909	148,909	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.75%	(S)	10.28%	6/29/2029	167,025	167,025	167,025	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.28%	6/29/2029	59,550	59,550	59,550	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.42%	6/29/2029	20,746	20,746	20,746	(2)
									935,246	935,246
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	2.50%	(Q)	7.16%	11/9/2027	300,825	300,825	291,800	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.16%	11/9/2027	26,460	26,460	25,666	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.25%	11/9/2027	40,044	40,044	38,843	(2)
									367,329	356,309
Insurance
THG Acquisition, LLC	Term Loan	SOFR	+	5.50%	(M)	9.96%	10/31/2031	123,141	123,141	121,912	(2)
									123,141	121,912
Machinery
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.73%	10/26/2027	220,501	220,501	220,501	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.61%	10/26/2027	34,677	34,677	34,677
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.58%	10/26/2027	12,915	12,915	12,915
									268,093	268,093
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	12/14/2027	32,913	32,913	31,925	(2)
									32,913	31,925

Total Investments, March 31, 2025									$4,677,815	$4,448,111

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of March 31, 2025.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of March 31, 2025.

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

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2024.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of March 31, 2025	As of December 31, 2024

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,678 and $4,591, respectively)	$4,448	$4,390
Restricted cash	128	425
Other Assets	18	24
Total assets	$4,594	$4,839

Senior notes	$3,267	$3,428
Intermediate funding notes	123	130
Interest payable	60	65
Other liabilities	57	59
Total liabilities	3,507	3,682
Members' capital	1,087	1,157
Total liabilities and members' capital	$4,594	$4,839

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended March 31,
	2025	2024
Selected Consolidated Statement of Operation Information:
Total revenues	$107	$150
Total expenses	64	82
Net unrealized appreciation/(depreciation)	(28)	(1)
Net realized gain/(loss)	—	—
Net income/(loss)	$15	$67

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

After performing the investment analysis and income analysis for the three months ended March 31, 2025, the Company determined that the SDLP generated more than 10% of the Company's total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Results of Operations

Set forth below is a comparison of our results of operations for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the three months ended March 31,
	2025	2024
Total investment income	$22,890	$24,477
Total expenses (including excise tax expense)	11,994	11,494
Net investment income	10,896	12,983
Net realized gain (loss)	—	62
Net change in unrealized appreciation (depreciation)	(4,929)	984
Net increase in net assets resulting from operations	$5,967	$14,029
Net investment income per share - basic and diluted	$0.26	$0.31
Net increase in net assets resulting from operations per share - basic and diluted	$0.14	$0.34

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

Investment income decreased to $22.9 million for the three months ended March 31, 2025 compared to $24.5 million for the three months ended March 31, 2024, primarily as a decrease in the yield on the Subordinated Certificated as well as decrease in SOFR rates.

Operating Expenses

Expenses for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	For the three months ended March 31,
	2025	2024
Base management fees	$1,549	$1,355
Income-based incentive fees	852	2,004
Professional fees	890	630
Administrator expenses	197	339
Interest expenses	7,974	6,450
Credit facility fees	301	368
Directors’ fees and expenses	85	85
Organizational expenses	—	91
Insurance expenses	4	94
Other general and administrative	142	78
Total expenses	$11,994	$11,494

Total expenses increased to $12 million for the three months ended March 31, 2025, from $11.5 million for the three months ended March 31, 2024.

Management and Incentive Fees

Management fees for the three months ended March 31, 2025 increased from the comparable period in the prior year primarily due to an increase in our invested balance. Incentive fees on income for the three months ended March 31, 2025 decreased from the comparable period in the prior year primarily due to unrealized losses during the period.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees increased to $8.3 million, for the three months ended March 31, 2025 from $6.8 million, for the three months ended March 31, 2024. The increase was primarily attributable to increased interest expenses related to the completion of our term debt securitization.

Net Realized Gains/Losses

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three months ended March 31, 2025, we had no realized gains or losses on our portfolio investments.

For the three months ended March 31, 2024, we had $0.1 million of realized gains, due to an escrow payment from a previously realized investment partially offset by the wind-down of two interest rate swaps during the period.

Net Change in Unrealized Appreciation/Depreciation

For the three months ended March 31, 2025, we had $(4.9) million of unrealized depreciation on portfolio investments and derivatives, which was primarily due to the adjustment of our investment in the Subordinated Certificates.

For the three months ended March 31, 2024, we had $1.0 million of unrealized appreciation primarily due to the adjustment on our investment in the Subordinated Certificates during the period.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2025, the net increase in net assets resulting from operations was $6.0 million or $0.14 per share. For the three months ended March 31, 2024, the net increase in net assets resulting from operations was $14.0 million or $0.34 per share.

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

As of March 31, 2025, we had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $7.2 million ($1.2 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through March 31, 2025 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through March 31, 2025 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Total					$123,286	43,641	$431

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of March 31, 2025.

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the JPM Facility for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the three months ended March 31,
	2025(1)	2024
JPM Facility interest	$—	$4,826
JPM Facility unused fees	—	113
Amortization of debt issuance costs	—	123
Total interest and financing expenses related to the JPM Facility	$—	$5,062
Weighted average outstanding debt balance of the JPM Facility	$—	$240,219
Weighted average interest rate of the JPM Facility (annualized)	—	8.1%

(1) On November 26, 2024, the Company terminated the JPM Facility in full upon the satisfaction of all obligations and liabilities of the Company.

CIBC Facility

On January 31, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (the “CIBC Credit Agreement” and the senior secured credit facility thereunder, the “CIBC Facility”) among the Company, as borrower, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and CIBC Bank USA ("CIBC"), as administrative agent and as sole lead arranger. The CIBC Facility was guaranteed by VCCEH, and could have been guaranteed by certain domestic subsidiaries of the Company that would have been formed or acquired by the Company in the future. Proceeds of the CIBC Facility were used for general corporate purposes, including the funding of portfolio investments. The initial maximum principal amount of the CIBC Facility was $75 million, subject to availability under the borrowing base, which was based on the Company’s and Guarantor’s portfolio investments and other outstanding indebtedness. The CIBC Facility was secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions. The CIBC Facility's commitment termination date was January 31, 2026 and had a final maturity date of January 31, 2028.

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the CIBC Facility for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the three months ended March 31,
	2025(1)	2024
CIBC Facility interest	$—	$460
CIBC Facility unused fees	—	49
Amortization of debt issuance costs	—	59
Total interest and financing expenses related to the CIBC Facility	$—	$568
Weighted average outstanding debt balance of the CIBC Facility	$—	$23,239
Weighted average interest rate of the CIBC Facility (annualized)	—	8.0%

(1) On August 9, 2024, the Company terminated the CIBC Facility in full upon the satisfaction of all obligations and liabilities of the Company.

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

On August 28, 2024, the Company closed an additional $25 million of commitments under the accordion feature of the SMBC Credit Agreement, increasing the maximum principal amount available under the SMBC Facility from $170 million to $195 million.

At March 31, 2025 and December 31, 2024, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

	For the three months ended March 31,
	2025	2024
SMBC Facility interest	$809	$—
SMBC Facility unused fees	136	—
Amortization of debt issuance costs	87	—
Total interest and financing expenses related to the SMBC Facility	$1,032	$—
Weighted average outstanding debt balance of the SMBC Facility	$49,333	$—
Weighted average interest rate of the SMBC Facility (annualized)	6.7%	—

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

At March 31, 2025 and December 31, 2024, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on VCC CLO for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

	For the three months ended March 31,
	2025	2024
VCC CLO interest	$5,965	$—
Amortization of debt issuance costs	54	—
Total interest and financing expenses related to VCC CLO	$6,019	$—
Weighted average outstanding debt balance of VCC CLO	$377,500	$—
Weighted average interest rate of VCC CLO (annualized)	6.4%	—

Unsecured Notes

On December 21, 2023, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $25,000,000 in aggregate principal amount of Series A Senior Notes, Tranche A, due December 21, 2026, with a fixed interest rate of 8.10% per year (the “2026 Notes”), and $25,000,000 in aggregate principal amount of Series A Senior Notes, Tranche B, due December 21, 2028, with a fixed interest rate of 8.20% per year (the “2028 Notes” and, together with the 2026 Notes, the “Notes”), to qualified institutional investors in a private offering exempt from the registration requirements of the 1933 Act. The Notes are guaranteed by VCCEH, a wholly owned subsidiary of the Company. The interest rate of each Note is subject to an adjustment in the event of certain triggering events, including, an Asset Coverage Ratio Event, a Secured Debt Ratio Event, and a Below Investment Grade Event (each as defined in the Note Purchase Agreement). As of December 31, 2024, the Company's asset coverage ratio was below 200%, which triggered an Asset Coverage Ratio Event. Accordingly, effective January 1, 2025, the interest rates of the 2026 Notes and the 2028 Notes increased to 9.10% and 9.20% per year, respectively.

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

On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $25,000,000 and $25,000,000 that matures on December 21, 2026 and December 21, 2028,

respectively. Under the interest rate swap agreement for the 2026 Notes and the 2028 Notes, the Company receives a fixed interest rate of 8.10% and 8.20% and pays a floating interest rate of SOFR + 4.226% and SOFR + 4.595%, respectively. The Company designated these interest rate swaps, the 2026 Notes, and the 2028 Notes as a qualifying fair value hedge accounting relationship. For more information, see “Note 5. Derivative Instruments” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At March 31, 2025 and December 31, 2024, the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the three months ended March 31,
	2025	2024
2026 Notes interest	$569	$506
2028 Notes interest	575	$513
Amortization of debt issuance costs	24	$24
Effect of interest rate swap	56	$145
Total	$1,224	$1,188
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	9.7%	8.2%
Weighted average outstanding balance	50,000	50,000

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of March 31, 2025 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	41,000	—	—	41,000	—
2026 Notes	25,000	—	25,000	—	—
2028 Notes	25,000	—	—	25,000	—
VCC CLO	377,500	—	—	—	377,500
Total debt obligations	$468,500	$—	$25,000	$66,000	$377,500

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Reimbursement Agreement;
•
the Fronting Letter Agreement; and
•
the Placement Agent Agreements.

For more information on the above agreements, see "Note 7. Related Party Transactions" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of March 31, 2025 and December 31, 2024, we had commitments under loan and financing agreements to fund up to $118.1 million to 61 portfolio companies and $112.5 million to 53 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, including underlying investments in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2025 and December 31, 2024 are shown in the table below (dollars in thousands):

Issuer	As of March 31, 2025	As of December 31, 2024
3G Intermediate, Inc.	733	1,333
3G Intermediate, Inc.	500	667
Accupac, LLC	1,087	1,304
ACP Oak Buyer, Inc.	553	553
ACP Vault Acquisition, Inc.	1,036	1,036
ACP Vault Acquisition, Inc.	1,943	1,943
ADPD Holdings, LLC	1	6
ADPD Holdings, LLC	11	11
ADPD Holdings, LLC	2	2
Advanced Web Technologies Holding Company	274	235
Advanced Web Technologies Holding Company	676	845
Alert SRC Newco LLC	1,973	2,013
Alert SRC Newco LLC	604	604
Allergy & Clinical MidCo, LLC	2,571	—
Allergy & Clinical MidCo, LLC	643	—
Apex Dental Partners, LLC	683	759
Apex Dental Partners, LLC	2,172	2,172
Basin Innovation Group, LLC	1,773	1,773
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	285	285
Bebright MSO, LLC	1,237	1,237
Boulder Scientific Company, LLC	71	—
BPCP NSA Intermedco, Inc.	1,409	1,409
BPCP NSA Intermedco, Inc.	996	996
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	52	105
Distinct Holdings, Inc.	1,193	1,590
DRML Holdings LLC	3,000	—
DRML Holdings LLC	2,000	—
Easy Ice, LLC	1,183	1,352
Easy Ice, LLC	—	1,500
Easy Ice, LLC	750	750
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	404	750
Express Wash Acquisition Company, LLC	115	115
Eye Health America, LLC	277	475
Eye Health America, LLC	600	600
FS Squared Holding Corp.	203	203
FS Squared Holding Corp.	60	95
FS Squared Holding Corp.	14	46
Gen4 Dental Partners OPCO, LLC	585	585
Gen4 Dental Partners OPCO, LLC	2,927	2,927
Graffiti Buyer, Inc.	1,213	1,213
Healthfuse, LLC	1,442	—
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	30	—
HLSG Intermediate, LLC	144	—
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	757	757
HTI Intermediate, LLC	536	536
HTI Intermediate, LLC	250	321
Hub Pen Company, LLC	472	629

JTM Foods LLC	72	2
KL Bronco Acquisition, Inc.	375	482
KL Bronco Acquisition, Inc.	1,250	1,250
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	1,251	1,251
Krayden Holdings, Inc.	809	837
Krayden Holdings, Inc.	386	386
Krayden Holdings, Inc.	386	386
Leiters, Inc.	156	167
Lightspeed Buyer, Inc.	318	318
Lightspeed Buyer, Inc.	3,284	8,843
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	1,587	1,763
MDI Buyer, Inc.	548	220
MDI Buyer, Inc.	1,837	—
Municipal Emergency Services, Inc.	2,472	2,472
MWD Management, LLC	300	300
NBPT Acquisition LLC	1,998	—
NBPT Acquisition LLC	444	—
OIS Management Services, LLC	1,931	2,563
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	9
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	1,050	1,050
QM Buyer, Inc.	2,306	2,306
QM Buyer, Inc.	1,153	1,153
RFI Buyer, Inc.	12	11
RWA Wealth Partners, LLC	6,511	6,511
RWA Wealth Partners, LLC	1,944	1,944
Senior Direct Lending Program, LLC	15,795	17,005
SGA Dental Partners Opco, LLC	917	1,491
SHF Holdings, Inc.	144	—
SI Holdings, Inc.	—	522
Source Holding Delaware, LLC	865	—
Source Holding Delaware, LLC	1,730	—
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
UHY Advisors, Inc.	1,364	1,753
UHY Advisors, Inc.	6,623	6,623
US Health Partners Management, LLC	22	22
US Health Partners Management, LLC	4	11
USN Opco, LLC	556	556
USSC Holding Corp.	518	518
Velocity Buyer, Inc.	1,781	—
Zavation Medical Products, LLC	74	101
Total Unfunded Commitments	$118,115	$112,456

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

For more information regarding the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see "Note 2. Significant Accounting Policies” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three months ended March 31, 2025, the Company earned PIK interest of $0.7 million. For the three months ended March 31, 2024, the Company earned PIK interest of $0.3 million, reflected on the accompanying consolidated statements of operations as part of interest income.

When the Company does not expect the borrower will be able to repay future accrual of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of March 31, 2025, the Company had an investment in one portfolio company that was current on cash interest payments and was on non-accrual status with respect to its PIK interest only.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three months ended March 31, 2025 and 2024, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. There were no loans on non-accrual as of March 31, 2025 and December 31, 2024.

Recent Developments

Dividend Declaration

On May 7, 2025, the Board declared a dividend of $0.2400 per share and a special dividend of $0.0185 per share, both payable on July 17, 2025 to shareholders of record as of the close of business on June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including the valuation of our investment portfolio and changes in interest rates. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including inflationary pressures and the uncertainty with respect to new tariffs and trade policies; overall market changes, including an increase in market volatility and interest rate volatility; geopolitical conditions; legislative reform; and general political, social or economic instability.

Valuation Risk

We invest primarily in illiquid debt of private companies. We plan to invest primarily in senior secured loans but may also selectively invest in second lien and subordinated or mezzanine loans of, and equity and equity-related securities in, U.S. middle market companies. Most of our investments will not have a readily available market quotation, and we will value these investments at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If, in the future, we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

The Federal Reserve held interest rates steady in the first and second quarter of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could force the United States into a recession. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings. Furthermore, in a lower interest rate environment, we could face a situation where our outstanding debt obligations carry higher coupon payments than newly issued debt, resulting in an increase in relative borrowing costs unless we are able to refinance at more favorable terms.

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

Generally, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and lead to declines in the value of any fixed rate investments we may hold. However, for variable rate investments that have an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Conversely, a decline in the general level of interest rates can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our decreased pre-incentive fee net investment income.

As of March 31, 2025, all income producing investments in our portfolio and the outstanding borrowings under our credit facilities were at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2025, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense (1)	Investment Income
Up 300 basis points	$24,900	$14,100	$10,800
Up 200 basis points	16,600	9,400	7,200
Up 100 basis points	8,300	4,700	3,600
Down 100 basis points	(8,300)	(4,700)	(3,600)
Down 200 basis points	(16,600)	(9,400)	(7,200)
Down 300 basis points	(24,800)	(14,100)	(10,700)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under "Item. 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 21, 2025, which is accessible on the SEC’s website at sec.gov.

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

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: May 14, 2025	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer