Form 10-Q
period 2025-06-30
Varagon Capital Corp
filed 2025-08-11
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, there was no established public market for the Registrant’s common stock.

As of August 11, 2025, the registrant had 41,533,090 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except share and per share data)

	As of
	June 30, 2025	As of
ASSETS	(unaudited)	December 31, 2024
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $667,251 and $639,235, respectively)	$653,062	$631,963
Controlled investments, at fair value (amortized cost of $171,694 and $183,982, respectively)	154,329	172,152
Total investments, at fair value (amortized cost of $838,945 and $823,217, respectively)	807,391	804,115
Cash and cash equivalents	42,941	69,606
Interest receivable	10,782	11,530
Deferred financing costs	1,445	1,619
Prepaid expenses	396	884
Other assets	115	—
Total assets	$863,070	$887,754

LIABILITIES
Revolving credit facility payable (Note 6)	$36,600	$50,000
Notes payable (net of debt issuance costs of $2,713, and $2,870, respectively) (Note 6)	424,881	424,009
Shareholder distributions payable	10,736	12,736
Interest and credit facility fees payable	4,901	2,794
Base management fees payable (Note 7)	1,581	1,513
Income incentive fees payable (Note 7)	527	206
Administrator expenses payable	267	553
Directors' fees and expenses payable (Note 9)	82	81
Due to affiliates	792	741
Accounts payable and accrued expenses	1,077	1,099
Other liabilities	100	732
Total liabilities	481,544	494,464

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,530,369 shares issued and outstanding at June 30, 2025, and 500,000,000 shares authorized; 41,524,826 shares issued and outstanding at December 31, 2024	415	415
Paid-in capital in excess of par value	415,227	415,176
Total accumulated earnings (loss)	(34,116)	(22,301)
Total net assets	$381,526	$393,290
NET ASSETS PER SHARE	$9.19	$9.47

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$17,204	$17,187	$34,445	$33,250
Fee income	131	86	247	260
Total investment income from non-controlled/non-affiliated investments	17,335	17,273	34,692	33,510
From controlled investments:
Interest income	5,351	6,664	10,884	14,905
Total investment income from controlled investments	5,351	6,664	10,884	14,905
Total investment income	22,686	23,937	45,576	48,415

Expenses:
Base management fees (Note 7)	$1,581	$1,401	$3,129	$2,757
Income incentive fees (Note 7)	527	1,539	1,380	3,543
Professional fees	906	564	1,795	1,194
Administrator expenses	267	297	464	635
Interest expenses (Note 6)	7,616	7,019	15,590	13,469
Credit facility fees (Note 6)	323	327	625	695
Directors’ fees and expenses (Note 9)	74	66	159	151
Organizational expenses	—	63	—	155
Insurance expenses	7	59	12	153
Other general and administrative expenses	172	92	314	170
Total expenses	11,473	11,427	23,468	22,922
Net investment income (loss)	11,213	12,510	22,108	25,493

Realized and unrealized gain (loss):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	—	—	—	179
Net realized gain (loss) on investments	—	—	—	179
Net realized gain (loss) on derivatives	—	—	—	(116)
Net realized gain (loss)	—	—	—	63
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(4,865)	2,341	(6,917)	2,171
Controlled investments	(2,658)	(4,079)	(5,534)	(3,017)
Net change in unrealized appreciation (depreciation) on investments	(7,523)	(1,738)	(12,451)	(846)
Net change in unrealized appreciation (depreciation) on derivatives	—	—	—	91
Net change in unrealized appreciation (depreciation)	(7,523)	(1,738)	(12,451)	(755)
Net realized and unrealized gains (losses)	(7,523)	(1,738)	(12,451)	(692)
Net increase (decrease) in net assets resulting from operations	$3,690	$10,772	$9,657	$24,801

Per Common Share Information:
Weighted average shares outstanding (basic and diluted)	41,529,909	41,515,234	41,528,578	41,512,915

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

Net investment income per share (basic and diluted)	$0.27	$0.30	$0.53	$0.61
Earnings per share (basic and diluted)	$0.09	$0.26	$0.23	$0.60

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount	Excess of Par	earnings (losses)	Net Assets
Balance at March 31, 2024	41,511,677	$415	$415,046	$(9,445)	$406,016
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	12,510	12,510
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,738)	(1,738)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	3,947	—	38	—	38
Distributions to shareholders	—	—	—	(12,592)	(12,592)
Total increase (decrease) for the three months ended June 30, 2024	3,947	—	38	(1,820)	(1,782)
Balance at June 30, 2024	41,515,624	$415	$415,084	$(11,265)	$404,234

Balance at March 31, 2025	41,527,752	$415	$415,201	$(27,069)	$388,547
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	11,213	11,213
Net realized gain (loss) on extinguishment of debt	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,523)	(7,523)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	2,617	—	26	—	26
Distributions to shareholders	—	—	—	(10,737)	(10,737)
Total increase (decrease) for the three months ended June 30, 2025	2,617	—	26	(7,047)	(7,021)
Balance at June 30, 2025	41,530,369	415	415,227	(34,116)	381,526

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount (1)	Excess of Par (1)	earnings (loss)	Net Assets
Balance at December 31, 2023	41,505,531	$415	$414,985	$(12,250)	$403,150
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	25,493	25,493
Net realized gain (loss) on investments	—	—	—	179	179
Net realized gain (loss) on derivatives	—	—	—	(116)	(116)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(846)	(846)
Net change in unrealized appreciation (depreciation) on derivatives	—	—	—	91	91
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	10,093	—	99	—	99
Distributions to shareholders	—	—	—	(23,816)	(23,816)

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

Tax reclassification of net assets	—	—	—	—	—
Total increase (decrease) for the three months ended June 30, 2024	10,093	—	99	985	1,084
Balance at June 30, 2024	41,515,624	$415	$415,084	$(11,265)	$404,234

Balance at December 31, 2024	41,524,826	$415	$415,176	$(22,301)	$393,290
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	22,108	22,108
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(12,451)	(12,451)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	5,543	—	51	—	51
Distributions to shareholders	—	—	—	(21,472)	(21,472)
Total increase (decrease) for the three months ended June 30, 2025	5,543	—	51	(11,815)	(11,764)
Balance at June 30, 2025	41,530,369	$415	$415,227	$(34,116)	$381,526

(1) Par Amount was less than $1,000 for the periods shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,657	$24,801
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(111,421)	(104,693)
Payment-in-kind and other adjustments to cost	(523)	(1,247)
Repayments of investments	97,532	58,548
Net realized (gain) loss	—	(179)
Net realized (gain) loss on derivatives	—	116
Net payment of settlement of derivatives	—	(116)
Net change in unrealized (appreciation) depreciation on investments	12,451	846
Net change in unrealized (appreciation) depreciation on derivatives	—	(91)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	715	(1,001)
Net amortization (accretion) on investments	(1,315)	(1,701)
Amortization of deferred financing costs	331	412
Changes in operating assets:
Interest receivable	748	(598)
Prepaid expenses	488	320
Other assets	(115)	(22)
Changes in operating liabilities:
Interest and credit facility fees payable	2,107	1,053
Base management fees payable	68	115
Income incentive fees payable	321	(668)
Administrator expenses payable	(286)	10
Directors' fees and expenses payable (Note 9)	1	(10)
Other liabilities	(632)	1,034
Due to affiliates	51	60
Accounts payable and accrued expenses	(22)	(204)
Net cash provided by (used in) operating activities	10,156	(23,215)

Cash flows from financing activities:
Borrowings on debts	35,100	85,750
Repayments of debts	(48,500)	(33,610)
Dividends paid	(23,421)	(26,076)
Net cash provided by (used in) financing activities	(36,821)	26,064
Net increase (decrease) in cash and cash equivalents	(26,665)	2,849
Cash and cash equivalents, beginning of period	69,606	19,976
Cash and cash equivalents, end of period	$42,941	$22,825

Supplemental cash information:
Cash paid during the period for interest	$13,325	$12,166
Supplemental non cash information:
Distributions reinvested	$51	$99

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	4.75%	(S)	9.14%	6/2/2022	12/2/2027		$10,971	$10,888	$10,971		(1)(6)
Trident Maritime Systems, Inc.	Term Loan	SOFR	+	5.50% (2.00% PIK)	(Q)	11.90%	10/19/2023	2/26/2027		662	647	631		(6)(9)
											11,535	11,602	3.04%
Air Freight & Logistics
Horizon Freight Holdings, Inc.	Revolver	SOFR	+	5.00%	(Q)	9.30%	8/22/2024	8/22/2030		$271	$258	$258		(6)(9)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(10)	(19)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(10)	(19)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.30%	8/22/2024	8/22/2030		6,508	6,421	6,427		(1)(6)
											6,659	6,647	1.74%
Automobile Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.15%	6/2/2022	11/5/2026		$3,583	$3,578	$3,530		(6)(9)
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.15%	6/2/2022	11/5/2026		10,873	10,857	10,710		(1)(6)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.70%	6/2/2022	8/31/2028		2,311	2,293	1,687		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.70%	6/2/2022	8/31/2028		20	20	14		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.70%	6/2/2022	8/31/2028		2,654	2,633	1,938		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.70%	6/2/2022	8/31/2028		215	213	157		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.70%	6/2/2022	8/31/2028		1,106	1,097	808		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	5.25%	(Q)	9.68%	8/31/2022	8/31/2028		132	128	123		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	5.25%	(Q)	9.73%	8/31/2022	8/31/2028		176	171	164		(6)(9)
M&D MidCo, Inc.	Revolver	PRIME	+	4.25%	(Q)	11.75%	8/31/2022	8/31/2028		132	128	123		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.73%	8/31/2022	8/31/2028		23	22	22		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	N/A					12/17/2024	8/31/2028		—	(15)	(61)		(2)(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.73%	8/31/2022	8/31/2028		64	63	63		(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.73%	12/17/2024	8/31/2028		4,938	4,894	4,851		(6)(9)
Race Winning Brands, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.93%	6/2/2022	11/16/2027		10,851	10,800	9,956		(1)(6)
USSC Holding Corp.	Revolver	SOFR	+	5.25%	(Q)	9.55%	7/23/2024	6/21/2030		78	74	75		(6)(9)
USSC Holding Corp.	Revolver	SOFR	+	5.25%	(Q)	9.55%	7/23/2024	6/21/2030		52	50	50		(6)(9)
USSC Holding Corp.	Revolver	SOFR	+	5.25%	(Q)	9.58%	7/23/2024	6/21/2030		26	25	25		(6)(9)
USSC Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.58%	7/23/2024	6/21/2030		891	880	880		(6)(9)
USSC Holding Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.55%	7/23/2024	6/21/2030		2,680	2,644	2,646		(1)(6)
											40,555	37,761	9.90%
Beverages
Cold Spring Brewing Company	Term Loan	SOFR	+	4.75%	(M)	9.06%	12/23/2024	12/10/2030		$10,394	$10,298	$10,394		(1)(6)
											10,298	10,394	2.72%
Chemicals

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Boulder Scientific Company, LLC	Revolver	N/A					1/7/2025	12/31/2027	$—	$(1)	$—		(2)(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.79%	6/2/2022	12/31/2027	1,016	1,014	1,013		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	6/2/2022	12/31/2027	414	412	413		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	6/2/2022	12/31/2027	414	412	413		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	6/2/2022	12/31/2027	74	74	74		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.79%	6/2/2022	12/31/2027	5,686	5,657	5,675		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	6/2/2022	12/31/2027	60	57	57		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	6/2/2022	12/31/2027	74	74	74		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	6/2/2022	12/31/2027	11	11	11		(6)(9)
MDI Buyer, Inc.	Revolver	SOFR	+	5.00%	(Q)	9.30%	8/5/2022	7/25/2028	54	53	54		(6)(9)
MDI Buyer, Inc.	Revolver	SOFR	+	4.75%	(Q)	9.05%	8/5/2022	7/25/2028	173	169	173		(6)(9)
MDI Buyer, Inc.	Revolver	PRIME	+	4.00%	(Q)	11.50%	8/5/2022	7/25/2028	715	701	715		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.33%	8/5/2022	7/25/2028	2,339	2,309	2,339		(1)(6)
MDI Buyer, Inc.	Delayed Draw Term Loan	N/A					1/16/2025	7/25/2028	—	(12)	—		(2)(6)(9)
MDI Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.33%	8/5/2022	7/25/2028	6,481	6,398	6,481		(1)(6)
MDI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.05%	1/16/2025	7/25/2028	1,279	1,261	1,279		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.57%	9/1/2022	9/1/2028	3	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.48%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.53%	9/1/2022	9/1/2028	1	1	—		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	9.57%	9/1/2022	9/1/2028	2	2	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	1	1	—		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	53	53	44		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.60%	9/1/2022	9/1/2028	—	—	—		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.46%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.49%	9/1/2022	9/1/2028	—	—	—		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Zep Holdco Inc.	Revolver	SOFR	+	5.00%	(Q)	9.30%	6/30/2025	6/30/2031	160	147	154		(6)(9)
Zep Holdco Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.30%	6/30/2025	6/30/2031	8,700	8,613	8,657		(6)(9)
										27,416	27,637	7.24%
Commercial Services & Supplies
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.83%	9/30/2024	9/30/2030	$133	$130	$130		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.82%	9/30/2024	9/30/2030	167	162	163		(6)(9)
3G Intermediate, Inc.	Revolver	PRIME	+	4.50%	(Q)	12.00%	9/30/2024	9/30/2030	167	162	163		(6)(9)
3G Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.80%	9/30/2024	9/30/2030	731	719	721		(6)(9)
3G Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.80%	9/30/2024	9/30/2030	598	588	590		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

3G Intermediate, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.80%	9/30/2024	9/30/2030	3,308	3,248	3,259	(1)(6)
Advanced Web Technologies Holding Company	Revolver	SOFR	+	4.00% (2.25% PIK)	(Q)	10.07%	7/2/2024	12/17/2027	31	29	31	(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.00% (2.25% PIK)	(Q)	10.44%	7/2/2024	12/17/2027	435	429	432	(1)(6)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.00% (2.25% PIK)	(Q)	10.44%	10/18/2022	12/17/2027	76	75	76	(1)(6)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.00% (2.25% PIK)	(Q)	10.44%	7/2/2024	12/17/2027	170	159	170	(6)(9)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.00% (2.25% PIK)	(Q)	10.44%	10/18/2022	12/17/2027	23	23	23	(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.00% (2.25% PIK)	(Q)	10.44%	6/2/2023	12/17/2027	304	299	304	(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.00% (2.25% PIK)	(Q)	10.44%	7/2/2024	12/17/2027	1,105	1,096	1,105	(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.00% (2.25% PIK)	(Q)	10.44%	7/2/2024	12/17/2027	511	504	511	(1)(6)
HLSG Intermediate, LLC	Revolver	SOFR	+	5.25%	(M)	9.69%	3/14/2025	3/31/2029	10	9	10	(6)(9)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.69%	10/6/2023	3/31/2029	2,917	2,874	2,917	(1)(6)
HLSG Intermediate, LLC	Delayed Draw Term Loan	N/A					3/14/2025	3/31/2029	—	(2)	—	(2)(6)(9)
HLSG Intermediate, LLC	Term Loan	SOFR	+	5.25%	(M)	9.69%	10/6/2023	3/31/2029	5,810	5,721	5,810	(1)(6)
HLSG Intermediate, LLC	Term Loan	SOFR	+	5.25%	(M)	9.69%	3/14/2025	3/31/2029	71	70	71	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	10.71%	1/10/2023	10/31/2025	2,513	2,513	1,885	(6)(9)(13)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	6.25%	(Q)	10.73%	3/30/2023	10/31/2025	10	10	8	(6)(9)(13)
LAV Gear Holdings, Inc.	Term Loan	FIXED	+	0.00% (10.00% PIK)	(Q)	10.00%	3/31/2025	10/31/2025	125	119	141	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	FIXED	+	0.00% (10.00% PIK)	(Q)	10.00%	1/31/2025	10/31/2025	82	79	91	(6)(9)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	5/29/2026	2,171	2,163	2,171	(6)(9)
Liquid Environmental Solutions Corporation	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	5/29/2026	2,822	2,811	2,822	(1)(6)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	5/31/2026	359	358	359	(6)(9)
Liquid Environmental Solutions Corporation	Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	5/31/2026	467	465	467	(1)(6)
Online Labels Group, LLC	Revolver	N/A					12/19/2023	12/19/2029	—	—	—	(2)(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.55%	12/19/2023	12/19/2029	4	4	4	(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2023	12/19/2029	—	—	—	(2)(6)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.55%	12/19/2023	12/19/2029	71	70	71	(6)(9)
RFI Buyer, Inc.	Revolver	N/A					8/5/2022	8/5/2028	—	—	—	(2)(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.16%	8/5/2022	8/5/2028	19	19	19	(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.12%	8/5/2022	8/5/2028	9	9	9	(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

RFI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.16%	8/5/2022	8/5/2028	57	57	57		(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.17%	12/2/2024	8/5/2028	2,915	2,877	2,915		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.50%	(Q)	8.81%	2/7/2025	2/7/2031	87	76	76		(6)(9)
Source Holding Delaware, LLC	Delayed Draw Term Loan	N/A					2/7/2025	2/7/2031	—	(10)	(22)		(2)(6)(9)
Source Holding Delaware, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.08%	2/7/2025	2/7/2031	4,015	3,967	3,964		(1)(6)
Titan Group Holdco, LLC	Revolver	N/A					8/22/2024	8/13/2029	—	—	—		(2)(6)(9)
Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					8/22/2024	8/13/2029	—	(4)	—		(2)(6)(9)
Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					8/22/2024	8/13/2029	—	(4)	—		(2)(6)(9)
Titan Group Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	8/22/2024	8/13/2029	2,541	2,508	2,541		(1)(6)
VRC Companies, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.53%	6/2/2022	6/29/2027	630	626	630		(6)(9)
VRC Companies, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.53%	6/2/2022	6/29/2027	10,915	10,846	10,915		(1)(6)
										45,854	45,609	11.95%
Construction & Engineering
HTI Intermediate, LLC	Revolver	SOFR	+	5.25%	(Q)	9.57%	3/1/2024	3/1/2030	$36	$34	$32		(6)(9)
HTI Intermediate, LLC	Revolver	PRIME	+	4.25%	(Q)	11.75%	3/1/2024	3/1/2030	71	68	65		(6)(9)
HTI Intermediate, LLC	Delayed Draw Term Loan	N/A					3/1/2024	3/1/2030	—	(4)	(15)		(2)(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.57%	3/1/2024	3/1/2030	1,270	1,249	1,235		(6)(9)
										1,347	1,317	0.35%
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Revolver	N/A					12/23/2024	12/23/2030	$—	$(1)	$(1)		(2)(6)(9)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.08%	12/23/2024	12/23/2030	202	199	199		(6)(9)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.08%	12/23/2024	12/23/2030	38	37	37		(6)(9)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.08%	12/23/2024	12/23/2030	43	42	42		(6)(9)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	9.08%	12/23/2024	12/23/2030	415	408	409		(6)(9)
KeyImpact Holdings, Inc.	Term Loan	SOFR	+	6.50%	(Q)	10.78%	1/31/2024	1/31/2029	3,312	3,248	3,312		(6)(9)
KeyImpact Holdings, Inc.	Term Loan	SOFR	+	6.50%	(Q)	10.78%	1/31/2024	1/31/2029	6,638	6,510	6,638		(1)(6)
										10,443	10,636	2.79%
Containers & Packaging
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.06%	6/2/2022	6/18/2026	$1,515	$1,487	$1,091		(6)(9)(12)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.06%	6/2/2022	6/18/2026	1,071	1,051	771		(1)(6)(12)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.06%	6/2/2022	6/18/2026	1,910	1,887	1,376		(6)(9)(12)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.06%	6/2/2022	6/18/2026	1,351	1,334	972		(1)(6)(12)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.06%	6/2/2022	6/18/2026	130	129	94		(6)(9)(12)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.06%	6/2/2022	6/18/2026	92	91	66		(1)(6)(12)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.06%	6/2/2022	6/18/2026	5,558	5,436	4,002		(6)(9)(12)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	11.06%	6/2/2022	6/18/2026	3,929	3,843	2,829		(1)(6)(12)
Oliver Packaging, LLC	Revolver	SOFR	+	5.00% (1.00% PIK)	(Q)	10.45%	7/6/2022	7/6/2028	175	170	116		(6)(9)
Oliver Packaging, LLC	Revolver	N/A					7/6/2022	7/6/2028	—	—	—		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Oliver Packaging, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	10.45%	8/30/2024	7/6/2028	575	570	518		(6)(9)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	10.45%	7/6/2022	7/6/2028	3,936	3,894	3,543		(6)(9)
										19,892	15,378	4.03%
Distributors
Hub Pen Company, LLC	Revolver	SOFR	+	5.25%	(Q)	9.70%	9/30/2024	12/31/2027	$157	$148	$146		(6)(9)
Hub Pen Company, LLC	Revolver	N/A					9/30/2024	12/31/2027	—	—	—		(2)(6)(9)
Hub Pen Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.67%	9/30/2024	12/31/2027	6,247	6,147	6,137		(1)(6)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.92%	4/29/2024	8/10/2027	359	349	323		(6)(9)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	Term Loan	SOFR	+	5.50%	(Q)	9.93%	11/26/2024	8/10/2027	1,715	1,698	1,677		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.93%	11/22/2023	11/16/2027	577	570	577		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.95%	11/22/2023	11/16/2027	192	190	192		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.95%	11/22/2023	11/16/2027	431	426	431		(1)(6)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.95%	11/22/2023	11/16/2027	5,012	4,938	5,012		(1)(6)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	9.43%	6/2/2022	12/1/2025	4,725	4,722	4,430		(6)(9)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	9.43%	6/2/2022	12/1/2025	6,142	6,137	5,758		(1)(6)
										25,325	24,683	6.47%
Diversified Consumer Services
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.52%	8/16/2022	8/16/2028	$2	$2	$2		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.48%	8/16/2022	8/16/2028	1	1	—		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.39%	8/16/2022	8/16/2028	1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.50%	8/16/2022	8/16/2028	1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.46%	8/16/2022	8/16/2028	2	2	1		(6)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2022	8/16/2028	—	—	—		(2)(6)(9)
ADPD Holdings LLC	Delayed Draw Term Loan	N/A					8/16/2022	8/16/2028	—	—	(1)		(2)(6)(9)
ADPD Holdings LLC	Term Loan	SOFR	+	6.00%	(S)	10.52%	8/16/2022	8/16/2028	78	77	70		(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	5.50% (2.00% PIK)	(S)	11.99%	6/29/2022	6/29/2028	783	760	609		(6)(9)
Castleworks Home Services Company	Revolver	N/A					6/29/2022	6/29/2028	48	48	38		(6)(9)
Castleworks Home Services Company	Term Loan	SOFR	+	5.50% (2.00% PIK)	(S)	11.99%	6/29/2022	6/29/2028	6,569	6,533	5,039		(6)(9)
Castleworks Home Services Company	Term Loan	SOFR	+	5.50% (2.00% PIK)	(S)	11.99%	6/29/2022	6/29/2028	442	414	405		(6)(9)
Express Wash Acquisition Company, LLC	Revolver	N/A					4/10/2025	4/10/2031	—	(2)	(2)		(2)(6)(9)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.25%	(Q)	10.46%	4/10/2025	4/10/2031	1,332	1,319	1,318		(6)(9)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.25%	(Q)	10.46%	4/10/2025	4/10/2031	1,731	1,714	1,714		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	3.00% (3.00% PIK)	(Q)	10.38%	6/2/2022	9/30/2027	774	772	718		(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	3.00% (3.00% PIK)	(Q)	10.38%	6/2/2022	9/30/2027	5,405	5,394	5,013		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	3.00% (3.00% PIK)	(Q)	10.38%	6/2/2022	9/30/2027	1,725	1,721	1,599		(6)(9)
TheKey, LLC	Term Loan	SOFR	+	3.00% (3.00% PIK)	(Q)	10.38%	6/2/2022	9/30/2027	492	492	457		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

										19,249	16,982	4.45%
Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	5.00%	(S)	9.35%	11/29/2023	4/16/2027	$310	$305	$310		(6)(9)
										305	310	0.08%
Electronic Equipment, Instruments & Components
Alert SRC Newco LLC	Revolver	N/A					12/11/2024	12/11/2030	$—	$(8)	$(5)		(2)(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.31%	12/11/2024	12/11/2030	121	110	109		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.32%	12/11/2024	12/11/2030	40	36	36		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	N/A					12/11/2024	12/11/2030	—	—	—		(2)(6)(9)
Alert SRC Newco LLC	Term Loan	SOFR	+	5.00%	(Q)	9.24%	12/11/2024	12/11/2030	6,210	6,123	6,163		(1)(6)
BC Group Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.05%	6/2/2022	12/21/2026	7,250	7,250	7,250		(1)(6)
										13,511	13,553	3.55%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.43%	6/2/2022	4/7/2028	$719	$717	$714		(1)(6)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.00%	(M)	9.43%	6/2/2022	4/7/2028	7,565	7,504	7,508		(1)(6)
Velocity Buyer, Inc.	Revolver	N/A					1/24/2025	1/24/2031	—	(25)	(13)		(2)(6)(9)
Velocity Buyer, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.53%	1/24/2025	1/24/2031	5,330	5,255	5,291		(6)(9)
										13,451	13,500	3.54%
Financial Services
RWA Wealth Partners, LLC	Revolver	SOFR	+	4.75%	(Q)	9.06%	11/15/2024	11/15/2030	$83	$79	$78		(6)(9)
RWA Wealth Partners, LLC	Revolver	SOFR	+	4.75%	(Q)	9.05%	11/15/2024	11/15/2030	83	79	78		(6)(9)
RWA Wealth Partners, LLC	Revolver	SOFR	+	4.75%	(Q)	9.08%	11/15/2024	11/15/2030	83	79	78		(6)(9)
RWA Wealth Partners, LLC	Revolver	SOFR	+	4.75%	(Q)	9.08%	11/15/2024	11/15/2030	56	52	52		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.07%	11/15/2024	11/15/2030	277	255	232		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.07%	11/15/2024	11/15/2030	156	144	131		(6)(9)
RWA Wealth Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.07%	11/15/2024	11/15/2030	8,590	8,511	8,504		(1)(6)
										9,199	9,153	2.40%
Food Products
Hissho Parent, LLC	Revolver	N/A					8/8/2024	5/18/2029	$—	$(5)	$—		(2)(6)(9)
Hissho Parent, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	8/8/2024	5/18/2029	3,466	3,436	3,466		(1)(6)
Hometown Food Company	Term Loan	SOFR	+	4.50%	(M)	8.82%	6/13/2025	12/3/2030	3,011	2,987	2,981		(1)(6)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.70%	9/28/2022	5/14/2027	69	68	69		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.68%	9/28/2022	5/14/2029	5	4	5		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.72%	9/28/2022	5/14/2029	32	31	32		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.71%	9/28/2022	5/14/2029	18	18	18		(6)(9)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(Q)	11.75%	9/28/2022	5/14/2029	82	81	82		(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.72%	3/3/2025	5/14/2029	1,670	1,662	1,670		(6)(9)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.75%	(S)	10.11%	6/2/2022	10/22/2029	7,959	7,890	7,900		(1)(6)
SHF Holdings, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.80%	1/22/2025	1/22/2030	29	27	27		(6)(9)
SHF Holdings, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.80%	1/22/2025	1/22/2030	1,504	1,483	1,481		(6)(9)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50% (0.50% PIK)	(Q)	10.54%	6/2/2022	8/2/2027	6,287	6,106	3,647		(6)(9)(13)
										23,788	21,378	5.60%
Ground Transportation

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.75%	(Q)	11.19%	6/2/2022	8/3/2026	$124	$124	$117		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.75%	(Q)	11.19%	6/2/2022	8/3/2026	4,893	4,887	4,624		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.75%	(Q)	11.19%	10/4/2024	8/3/2026	203	200	192		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.75%	(Q)	11.19%	10/4/2024	8/3/2026	3	3	3		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.75%	(Q)	11.19%	6/2/2022	8/3/2026	23	23	22		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	6.75%	(Q)	11.19%	6/2/2022	8/3/2026	922	921	872		(6)(9)
Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	10.66%	6/2/2022	12/31/2025	8,663	8,640	8,663		(1)(6)
Beacon Mobility Corp.	Delayed Draw Term Loan	SOFR	+	6.25%	(M)	10.66%	6/2/2022	12/31/2025	1,913	1,908	1,913		(1)(6)
										16,706	16,406	4.30%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Revolver	N/A					6/12/2025	5/16/2031	$—	$(19)	$(7)		(2)(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	N/A					6/12/2025	5/16/2031	—	(10)	(8)		(2)(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	N/A					6/12/2025	5/16/2031	—	(10)	(8)		(2)(6)(9)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	5.00%	(S)	9.17%	6/12/2025	5/16/2031	6,991	6,904	6,956		(1)(6)
BioCare Medical, LLC	Term Loan	SOFR	+	7.00%	(M)	11.43%	11/18/2022	12/9/2027	1,303	1,281	1,303		(6)(9)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.93%	6/2/2022	12/6/2027	1,278	1,276	1,233		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.93%	6/2/2022	12/6/2027	2,964	2,960	2,860		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.93%	6/2/2022	12/6/2027	346	346	334		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.93%	6/2/2022	12/6/2027	247	246	238		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	10.46%	9/16/2022	12/6/2027	10	10	9		(1)(6)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.18%	6/21/2022	5/24/2029	5,709	5,666	5,666		(1)(6)
Pediatric Home Respiratory Services, LLC	Revolver	SOFR	+	5.50%	(S)	9.75%	12/23/2024	12/23/2030	200	195	197		(6)(9)
Pediatric Home Respiratory Services, LLC	Revolver	SOFR	+	5.50%	(S)	9.74%	12/23/2024	12/23/2030	250	244	247		(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	N/A					6/2/2022	12/23/2030	—	(10)	(11)		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.50%	(S)	9.75%	12/23/2024	12/23/2030	499	494	496		(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.50%	(S)	9.75%	12/23/2024	12/23/2030	10,973	10,870	10,918		(1)(6)
SunMed Group Holdings, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.03%	11/22/2024	6/16/2028	1,758	1,747	1,758		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	10.17%	7/22/2024	6/30/2028	48	47	47		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	10.15%	7/22/2024	6/30/2028	53	52	52		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	10.15%	7/22/2024	6/30/2028	37	37	37		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	10.16%	7/22/2024	6/30/2028	53	52	52		(6)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.16%	7/22/2024	6/30/2028	1,270	1,255	1,254		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.12%	7/22/2024	6/30/2028	2,398	2,364	2,368		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.15%	6/2/2022	6/30/2028	4,836	4,811	4,776		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

										40,808	40,767	10.69%
Health Care Providers & Services
ACP Vault Acquisition, Inc.	Revolver	SOFR	+	5.25%	(Q)	9.55%	9/3/2024	9/3/2029	$259	$237	$236		(6)(9)
ACP Vault Acquisition, Inc.	Delayed Draw Term Loan	N/A					9/3/2024	9/3/2029	—	(16)	(34)		(2)(6)(9)
ACP Vault Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.55%	9/3/2024	9/3/2029	331	325	325		(6)(9)
ACP Vault Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.55%	9/3/2024	9/3/2029	10,918	10,728	10,727		(1)(6)
Allergy & Clinical MidCo, LLC	Revolver	SOFR	+	4.75%	(Q)	9.06%	1/29/2025	1/29/2031	257	248	252		(6)(9)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.01%	1/29/2025	1/29/2031	129	110	109		(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.03%	1/29/2025	1/29/2031	1,286	1,267	1,276		(6)(9)
Apex Dental Partners, LLC	Revolver	N/A					10/29/2024	10/29/2030	—	(7)	(2)		(2)(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.31%	10/29/2024	10/29/2030	189	185	188		(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.30%	10/29/2024	10/29/2030	249	244	248		(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.30%	10/29/2024	10/29/2030	1,179	1,154	1,172		(6)(9)
Apex Dental Partners, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.28%	10/29/2024	10/29/2030	7,177	7,112	7,159		(1)(6)
Bebright MSO, LLC	Revolver	N/A					6/3/2024	6/3/2030	—	(20)	—		(2)(6)(9)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.05%	6/3/2024	6/3/2030	4,630	4,546	4,630		(6)(9)
Bebright MSO, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.05%	6/3/2024	6/3/2030	6,124	6,018	6,124		(1)(6)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	9.78%	11/1/2024	11/1/2030	115	112	115		(6)(9)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	9.78%	11/1/2024	11/1/2030	115	112	115		(6)(9)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	9.80%	11/1/2024	11/1/2030	231	225	230		(6)(9)
Eventus Buyer, LLC	Delayed Draw Term Loan	N/A					11/1/2024	11/1/2030	—	(12)	(4)		(2)(6)(9)
Eventus Buyer, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.80%	11/1/2024	11/1/2030	6,385	6,297	6,369		(1)(6)
Eye Health America, LLC	Revolver	N/A					7/26/2022	7/26/2028	—	(6)	—		(2)(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.22%	7/26/2022	7/26/2028	2,652	2,629	2,652		(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.22%	2/14/2025	7/26/2028	72	72	72		(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	9.27%	2/14/2025	7/26/2028	57	58	58		(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.00%	(S)	9.22%	2/14/2025	7/26/2028	254	250	254		(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.00%	(S)	9.22%	7/26/2022	7/26/2028	4,085	4,043	4,085		(1)(6)
Gen4 Dental Partners OPCO, LLC	Revolver	N/A					5/13/2024	5/13/2030	—	(10)	(18)		(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Delayed Draw Term Loan	N/A					5/13/2024	5/13/2030	—	(19)	(70)		(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Term Loan	SOFR	+	5.75%	(M)	10.06%	5/13/2024	5/13/2030	8,694	8,545	8,434		(1)(6)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.11%	6/2/2022	12/10/2026	559	558	559		(6)(9)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.11%	6/2/2022	12/10/2026	727	725	727		(1)(6)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(Q)	9.11%	6/2/2022	12/10/2026	4,039	4,028	4,039		(6)(9)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(Q)	9.11%	6/2/2022	12/10/2026	5,250	5,236	5,250		(1)(6)
MWD Management, LLC	Revolver	SOFR	+	5.00%	(Q)	9.40%	6/15/2022	6/15/2027	200	196	200		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/15/2022	6/15/2027	1,950	1,941	1,950	(1)(6)
MWD Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/15/2022	6/15/2027	2,431	2,410	2,431	(1)(6)
NBPT Acquisition LLC	Revolver	N/A					3/3/2025	2/15/2030	—	(4)	(2)	(2)(6)(9)
NBPT Acquisition LLC	Delayed Draw Term Loan	N/A					3/3/2025	3/3/2030	—	(9)	(10)	(2)(6)(9)
NBPT Acquisition LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	3/3/2025	3/3/2030	5,195	5,145	5,169	(1)(6)
OIS Management Services, LLC	Revolver	N/A					11/16/2022	11/16/2028	—	(10)	—	(2)(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.05%	6/2/2022	11/16/2028	1,886	1,850	1,886	(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.01%	8/21/2024	11/16/2028	380	377	380	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.05%	8/21/2024	11/16/2028	3,123	3,092	3,123	(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	11/16/2022	11/16/2028	4,888	4,794	4,888	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.56%	6/2/2022	3/31/2026	4,108	4,104	3,625	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.56%	6/2/2022	3/31/2026	5,002	4,998	4,415	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.56%	6/2/2022	3/31/2026	3,415	3,412	3,014	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.83%	7/17/2024	7/17/2029	143	141	143	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.83%	7/17/2024	7/17/2029	136	133	135	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.78%	7/17/2024	7/17/2029	319	313	318	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.78%	7/17/2024	7/17/2029	297	292	296	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.82%	7/17/2024	7/17/2029	102	100	102	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.81%	7/17/2024	7/17/2029	252	247	251	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.82%	7/17/2024	7/17/2029	302	296	301	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.82%	7/17/2024	7/17/2029	102	100	102	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.80%	7/17/2024	7/17/2029	351	345	350	(6)(9)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(M)	9.83%	7/17/2024	7/17/2029	2,673	2,627	2,666	(6)(9)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(M)	9.83%	7/17/2024	7/17/2029	10,918	10,729	10,890	(1)(6)
U.S. Urology Partners, LLC	Revolver	N/A					4/8/2025	4/8/2032	—	(10)	(5)	(2)(6)(9)
U.S. Urology Partners, LLC	Delayed Draw Term Loan	N/A					4/8/2025	4/8/2032	—	(10)	(11)	(2)(6)(9)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	4/8/2025	4/8/2032	7,106	7,019	7,062	(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.03%	7/15/2022	7/15/2028	584	580	573	(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.08%	7/15/2022	7/15/2028	373	370	365	(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.07%	7/15/2022	7/15/2028	89	88	87	(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.03%	7/15/2022	7/15/2028	846	839	829	(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.03%	7/15/2022	7/15/2028	4,863	4,863	4,766	(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

US Health Partners Management, LLC	Revolver	N/A					1/12/2024	1/11/2030	—	—	—		(2)(6)(9)
US Health Partners Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.30%	1/12/2024	1/11/2030	28	27	27		(6)(9)
US Health Partners Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	1/12/2024	1/11/2030	33	32	33		(6)(9)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.93%	6/9/2022	12/21/2026	1,170	1,165	1,170		(1)(6)
USN Opco, LLC	Delayed Draw Term Loan	N/A					11/15/2024	12/21/2026	—	(4)	—		(2)(6)(9)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(M)	10.18%	3/26/2024	12/21/2026	2,428	2,400	2,428		(1)(6)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(M)	10.18%	11/15/2024	12/21/2026	276	272	276		(6)(9)
										130,224	129,500	33.94%
Health Care Technology
BRG Acquisition Co., LLC	Revolver	N/A					7/26/2022	7/26/2028	$—	$(6)	$(15)		(2)(6)(9)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(Q)	10.30%	12/27/2023	7/26/2028	2,955	2,912	2,926		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	9.95%	7/26/2022	7/26/2028	6,710	6,632	6,543		(1)(6)
Healthfuse, LLC	Revolver	N/A					1/10/2025	1/10/2031	—	(20)	(11)		(2)(6)(9)
Healthfuse, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.21%	1/10/2025	1/10/2031	1,000	986	992		(6)(9)
Healthfuse, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.21%	1/10/2025	1/10/2031	5,489	5,411	5,448		(1)(6)
Lightspeed Buyer, Inc.	Revolver	N/A					12/2/2024	2/3/2027	—	(2)	—		(2)(6)(9)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.08%	12/2/2024	2/3/2027	5,544	5,503	5,544		(6)(9)
Lightspeed Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.05%	12/2/2024	2/3/2027	3,338	3,313	3,338		(6)(9)
										24,729	24,765	6.49%
Hotels, Restaurants & Leisure
Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(M)	10.43%	12/13/2022	7/31/2026	$4,863	$4,785	$4,863		(1)(6)
										4,785	4,863	1.27%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.93%	6/2/2022	11/9/2027	$9,314	$9,291	$9,220		(1)(6)
										9,291	9,220	2.42%
Insurance
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.45%	6/2/2022	6/2/2026	$66	$65	$63		(1)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.45%	6/2/2022	6/2/2026	429	428	410		(1)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.45%	6/2/2022	6/2/2026	1,285	1,282	1,228		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.45%	6/2/2022	6/2/2026	1,219	1,216	1,164		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.45%	6/2/2022	6/2/2026	6,934	6,917	6,622		(1)(6)
										9,908	9,487	2.49%
IT Services
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	8/24/2022	12/21/2027	$9,822	$9,771	$9,822		(1)(6)
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	8/13/2024	12/21/2027	788	782	788		(1)(6)
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	1/23/2025	12/21/2027	145	143	145		(6)(9)
Concord III, L.L.C.	Revolver	SOFR	+	6.00%	(Q)	10.30%	12/20/2023	12/20/2028	157	154	157		(6)(9)
Concord III, L.L.C.	Term Loan	SOFR	+	6.00%	(M)	10.33%	12/20/2023	12/20/2028	4,322	4,247	4,322		(1)(6)
Distinct Holdings, Inc.	Revolver	N/A					7/18/2024	7/18/2029	—	(12)	(24)		(2)(6)(9)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(S)	9.97%	7/18/2024	7/18/2029	973	958	958		(6)(9)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(S)	9.97%	7/18/2024	7/18/2029	10,918	10,755	10,754		(1)(6)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	9.05%	6/2/2022	3/10/2028	8,402	8,336	8,402		(1)(6)
										35,134	35,324	9.26%
Life Sciences Tools & Services
KL Charlie Acquisition Company	Revolver	N/A					9/5/2023	12/30/2026	$—	$(1)	$—		(2)(6)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.93%	3/17/2023	12/30/2026	3	3	3		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.93%	6/2/2022	12/30/2026	2,584	2,564	2,584		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.93%	6/2/2022	12/30/2026	602	602	602		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.50%	(M)	9.93%	3/17/2023	12/30/2026	2	2	2		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.50%	(M)	9.93%	11/26/2024	12/30/2026	617	612	617		(1)(6)
Molecular Designs, LLC	Term Loan	SOFR	+	4.50%	(M)	8.81%	9/9/2024	10/4/2027	2,252	2,218	2,241		(1)(6)
										6,000	6,049	1.59%

Personal Care Products
Accupac, LLC	Revolver	SOFR	+	7.00%	(Q)	11.26%	12/31/2024	12/31/2029	$217	$210	$210		(6)(9)
Accupac, LLC	Revolver	SOFR	+	7.00%	(Q)	11.30%	12/31/2024	12/31/2029	217	210	210		(6)(9)
Accupac, LLC	Revolver	SOFR	+	7.00%	(Q)	11.28%	12/31/2024	12/31/2029	217	210	210		(6)(9)
Accupac, LLC	Term Loan	SOFR	+	7.00%	(Q)	11.30%	12/31/2024	12/31/2029	8,784	8,624	8,630		(6)(9)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(S)	9.57%	6/2/2022	7/28/2026	3,207	3,207	3,143		(1)(6)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(S)	9.57%	6/2/2022	7/28/2026	2,271	2,271	2,226		(1)(6)
KL Bronco Acquisition, Inc.	Revolver	N/A					6/30/2022	6/30/2028	—	(8)	(2)		(2)(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.67%	6/30/2022	6/30/2028	511	505	509		(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.67%	6/30/2022	6/30/2028	321	318	320		(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.63%	6/30/2022	6/30/2028	54	53	53		(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.66%	6/30/2022	6/30/2028	529	523	527		(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.63%	6/30/2022	6/30/2028	3,821	3,777	3,811		(1)(6)
										19,900	19,847	5.20%
Pharmaceuticals
Advantage HCS LLC	Term Loan	SOFR	+	5.50%	(Q)	9.80%	11/8/2023	11/8/2029	$1,465	$1,430	$1,465		(6)(9)
Advantage HCS LLC	Term Loan	SOFR	+	5.50%	(Q)	9.80%	11/8/2023	11/8/2029	10,972	10,713	10,972		(1)(6)
Leiters, Inc.	Revolver	SOFR	+	6.00%	(Q)	10.36%	9/29/2023	6/29/2028	11	11	10		(6)(9)
Leiters, Inc.	Revolver	PRIME	+	5.00%	(Q)	12.50%	9/29/2023	6/29/2028	77	74	70		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.43%	9/29/2023	6/29/2028	150	147	142		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.43%	9/29/2023	6/29/2028	329	323	311		(6)(9)
										12,698	12,970	3.40%
Professional Services
Basin Innovation Group, LLC	Revolver	N/A					12/6/2024	12/6/2030	$—	$(17)	$(9)		(2)(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	N/A					12/6/2024	12/6/2030	—	(12)	(13)		(2)(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	4.75%	(S)	8.93%	12/6/2024	12/6/2030	696	686	691		(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	4.75%	(S)	8.93%	12/6/2024	12/6/2030	10,945	10,793	10,863		(1)(6)
DRML Holdings LLC	Revolver	SOFR	+	4.75%	(Q)	9.05%	3/14/2025	3/14/2031	167	148	157		(6)(9)
DRML Holdings LLC	Delayed Draw Term Loan	N/A					3/14/2025	3/14/2031	—	(14)	(15)		(2)(6)(9)
DRML Holdings LLC	Term Loan	SOFR	+	4.75%	(Q)	9.05%	3/14/2025	3/14/2031	6,650	6,554	6,600		(6)(9)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	10/29/2027	691	691	683		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.40%	6/2/2022	10/29/2027	2,819	2,815	2,784		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.38%	6/2/2022	10/29/2027	5,698	5,689	5,627		(1)(6)
UHY Advisors, Inc.	Revolver	N/A					11/22/2024	11/21/2031	—	(16)	(18)		(2)(6)(9)
UHY Advisors, Inc.	Delayed Draw Term Loan	N/A					11/22/2024	11/21/2031	—	(30)	(66)		(2)(6)(9)
UHY Advisors, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.08%	11/22/2024	11/21/2031	6,607	6,545	6,541		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

											33,832	33,825	8.87%
Software
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.63%	8/12/2022	7/20/2029		$98	$93	$89		(6)(9)
QM Buyer, Inc.	Revolver	N/A					12/6/2024	12/6/2030		—	(16)	(9)		(2)(6)(9)
QM Buyer, Inc.	Delayed Draw Term Loan	N/A					12/6/2024	12/6/2030		—	(16)	(17)		(2)(6)(9)
QM Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.30%	12/6/2024	12/6/2030		6,884	6,788	6,832		(1)(6)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.00%	(Q)	9.30%	11/26/2024	8/30/2029		10,666	10,655	10,666		(1)(6)
											17,504	17,561	4.60%
Textiles, Apparel & Luxury Goods
BPCP NSA Intermedco, Inc.	Revolver	N/A					5/17/2024	5/17/2030		$—	$(12)	$—		(2)(6)(9)
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.05%	5/17/2024	5/17/2030		872	860	872		(6)(9)
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.05%	5/17/2024	5/17/2030		421	415	421		(6)(9)
BPCP NSA Intermedco, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.05%	5/17/2024	5/17/2030		6,487	6,404	6,487		(1)(6)
											7,667	7,780	2.04%
Trading Companies & Distributors
Easy Ice, LLC	Revolver	N/A					10/30/2024	10/30/2030		$—	$(10)	$(11)		(2)(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.73%	10/30/2024	10/30/2030		64	62	59		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.70%	10/30/2024	10/30/2030		163	157	151		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.68%	10/30/2024	10/30/2030		89	86	83		(6)(9)
Easy Ice, LLC	Term Loan	SOFR	+	5.40%	(Q)	9.68%	10/30/2024	10/30/2030		6,705	6,613	6,604		(1)(6)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(M)	9.08%	3/1/2023	3/1/2029		12	2	3		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.06%	3/1/2023	3/1/2029		386	378	382		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.06%	3/1/2023	3/1/2029		386	378	382		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.06%	8/30/2024	3/1/2029		248	243	236		(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.08%	8/30/2024	3/1/2029		1,242	1,231	1,229		(1)(6)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.08%	3/1/2023	3/1/2029		2,024	1,980	2,005		(1)(6)
Municipal Emergency Services, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.47%	9/24/2024	10/1/2027		1,543	1,518	1,544		(6)(9)
Municipal Emergency Services, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.45%	9/24/2024	10/1/2027		1,295	1,273	1,296		(6)(9)
											13,911	13,963	3.66%
Transportation Infrastructure
G2 Secure Staff, L.L.C.	Term Loan	SOFR	+	5.50%	(Q)	9.93%		8/29/2025		$474	$474	$474		(6)(9)
											474	474	0.12%

Total Senior Secured First Lien Loans											662,398	649,341	170.20%
Equity
Automobile Components
M&D Parent Holdings, LLC	Class B Units								500,000		500	588		(3)(9)
											500	588	0.15%
Chemicals
MDI Aggregator LP	Common Units								8,046		856	984		(3)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Techmer BB Aggregator, LP	Limited Partnership Units							333		348	—		(3)(9)
										1,204	984	0.26%
Commercial Services & Supplies
RFI Group Holdings, L.P.	Class A Units							3,000		300	397		(3)(9)
Chimney Rock 3G Co-Invest	Equity Co-Invest							1,250		127	121		(3)(9)
										427	518	0.14%
Construction & Engineering
HT Investors, LLC	A1 Units							3,333		347	206		(3)(9)
										347	206	0.05%
Containers & Packaging
Oliver Investors, LP	Class A Units							6,080		608	—		(3)(9)
Oliver Investors, LP	Class D Units							152		8	—		(3)(9)
										616	—	0.00%
Diversified Consumer Services
FS NU Investors, LP	Class A Units							5,257		526	162		(3)(9)
										526	162	0.04%
Health Care Technology
BRG Group Holdings, LLC	Class A Units							626,441		626	620		(3)(9)
										626	620	0.16%
Personal Care Products
KLC Fund 1-C1 LP	Limited Partnership Units							605,769		607	643		(3)(9)
										607	643	0.17%

Total Equity										4,853	3,721	0.98%
Subtotal Non-Controlled/Non-Affiliated Investments										667,251	653,062	171.17%

Controlled Investments:													(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 13.60%	12/31/36		175,874	171,694	154,329		(2)(4)(5)
										$171,694	$154,329	40.45%

Subtotal Controlled Investments										$171,694	$154,329	40.45%
Total Investments, June 30, 2025										$838,945	$807,391	211.62%

Cash Equivalents:
State Street Institutional U.S. Government Money Market Fund						7-Day Yield 4.02%			$33,150	$33,150	$33,150		(14)(15)
										$33,150	$33,150	8.69%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Subtotal Cash Equivalents	$33,150	$33,150	8.69%
Total investments and Cash Equivalents	$872,095	$840,541	220.31%

Derivative Instruments

Description	Hedging Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	2026 Notes	8.10%	USD-SOFR-Compound + 4.226%	CIBC Bank USA	12/21/2026	$25,000	$43	$—	$43	(7)
Interest rate swap	2028 Notes	8.20%	USD-SOFR-Compound + 4.595%	CIBC Bank USA	12/21/2028	25,000	72	—	72	(7)
Total						$50,000	$115	$—	$115

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of June 30, 2025.

^ Percentage is based on net assets of $381,526 as of June 30, 2025.

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

(1) The Company's investment or a portion thereof is held by VCC CLO 1, LLC, an indirect wholly owned subsidiary of the Company, and serves as collateral for the 2024 Debt Securitization (See "Note 6. Borrowings").

(2) The investment has an unfunded commitment as of June 30, 2025 (See "Note 8. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2025, total qualifying assets at fair value represented 81.9% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of June 30, 2025 (See "Note 4. Fair Value Measurements").

(8) Par Amount, Amortized Cost, and Fair Value are less than $1,000.

(9) The investment or a portion thereof held by the Company or VCC Equity Holdings, LLC, a wholly owned subsidiary of the Company, is pledged as collateral under the SMBC Facility (See "Note 6. Borrowings").

(10) As of June 30, 2025, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments for further information on letters of credit commitments related to certain portfolio companies.

(11) As of June 30, 2025, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments for further information on letters of credit commitments related to certain portfolio companies.

(12) The investment was current on cash interest payments and was on non-accrual status with respect to the portion of the interest that is PIK interest only as of June 30, 2025. See "Note 2. Significant Accounting Policies" for more information.

(13) The investment was on non-accrual status as of June 30, 2025.

(14) The rate shown is the annualized seven-day yield as of June 30, 2025.

(15) This investment represents a Level 1 security in the ASC 820 fair value hierarchy as of June 30, 2025 (See "Note 4. Fair Value Measurements").

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
June 30, 2025
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

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings"). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under the JPM Facility before its termination on November 26, 2024 (See Note 6. Borrowings"), held no collateral assets effective as of December 31, 2024. VSDLP holds the Company’s interest in the SDLP (as defined below). VCC CLO Depositor wholly owns VCC CLO 1, LLC ("VCC CLO"), which was formed for the purpose of issuing a term debt securitization.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of June 30, 2025, the Company held approximately $42.9 million in cash and cash equivalents. As of December 31, 2024, the Company held approximately $69.6 million in cash and cash equivalents.

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

For the three and six months ended June 30, 2025, the Company did not incur any organizational expenses. For the three and six months ended June 30, 2024, the Company incurred and expensed $0.1 million and $0.2 million, respectively, of organizational expenses.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three and six months ended June 30, 2025, the Company earned PIK interest of $0.2 million and $0.7 million, respectively, reflected on the accompanying consolidated statements of operations as part of interest income. For the three and six months ended June 30, 2024, the Company earned PIK interest of $0.5 million and $0.9 million, respectively.

When the Company does not expect the borrower will be able to pay future accruals of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of June 30, 2025, the Company had an investment in one portfolio company that was current on cash interest payments and was on non-accrual status with respect to its PIK interest only.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024, the Company did not earn any PIK fee income, respectively.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2025, certain loans in two portfolio companies held by the Company were on non-accrual with an aggregate amortized cost of $8.6 million and fair value of $5.5 million. As of December 31, 2024 there were no loans on non-accrual.

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$662,398	78.9%	$649,341	80.4%
Equity	4,853	0.6	3,721	0.5
Subordinated Certificates of the SDLP	171,694	20.5	154,329	19.1
Total Investments	$838,945	100.0%	$807,391	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$634,455	77.1%	$627,526	78.0%
Equity	4,780	0.6	4,437	0.6
Subordinated Certificates of the SDLP	183,982	22.3	172,152	21.4
Total Investments	$823,217	100.0%	$804,115	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$171,694	20.5%	$154,329	19.1%
Health Care Providers & Services	130,224	15.5	129,500	16.0
Commercial Services & Supplies	46,281	5.5	46,127	5.7
Automobile Components	41,055	4.9	38,349	4.8
Health Care Equipment & Supplies	40,808	4.9	40,767	5.1
IT Services	35,134	4.2	35,324	4.4
Professional Services	33,832	4.0	33,825	4.2
Chemicals	28,620	3.4	28,621	3.6
Health Care Technology	25,355	3.0	25,385	3.1
Distributors	25,325	3.0	24,683	3.1
Food Products	23,788	2.9	21,378	2.6
Containers & Packaging	20,508	2.5	15,378	1.9
Personal Care Products	20,507	2.5	20,490	2.5
Diversified Consumer Services	19,775	2.4	17,144	2.1
Software	17,504	2.1	17,561	2.2
Ground Transportation	16,706	2.0	16,406	2.0
Trading Companies & Distributors	13,911	1.6	13,963	1.7
Electronic Equipment, Instruments & Components	13,511	1.5	13,553	1.7
Energy Equipment & Services	13,451	1.5	13,500	1.7
Pharmaceuticals	12,698	1.5	12,970	1.6
Aerospace & Defense	11,535	1.4	11,602	1.4
Consumer Staples Distribution & Retail	10,443	1.3	10,636	1.3
Beverages	10,298	1.2	10,394	1.3
Insurance	9,908	1.2	9,487	1.2
Household Products	9,291	1.1	9,220	1.2
Financial Services	9,199	1.1	9,153	1.1
Textiles, Apparel & Luxury Goods	7,667	0.9	7,780	1.0
Air Freight & Logistics	6,659	0.8	6,647	0.8
Life Sciences Tools & Services	6,000	0.7	6,049	0.7
Hotels, Restaurants & Leisure	4,785	0.6	4,863	0.6
Construction & Engineering	1,694	0.2	1,523	0.2
Transportation Infrastructure	474	0.1	474	0.1
Diversified Telecommunication Services(2)	305	0.0	310	0.0
Total Investments	$838,945	100.00%	$807,391	100.00%

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

Transactions With Controlled/Affiliated Companies

During the six months ended June 30, 2025, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2024	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2025	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$172,152	$7,559	$(1,041)	$(18,807)	$(5,534)	$—	$154,329	$10,884

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of June 30, 2025 and December 31, 2024, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of June 30, 2025 and December 31, 2024, the Company and ARCC had agreed to make capital available to the SDLP in the aggregate totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of June 30, 2025 and December 31, 2024, the Company has funded $175.9 million and $187.1 million, respectively, of its commitment to the SDLP and had $30.4 million and $19.2 million in unfunded commitments remaining available to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $171.7 million and $154.3 million, respectively, as of June 30, 2025, and $184.0 million and $172.2 million, respectively, as of December 31, 2024. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 12.5% and 13.9%, respectively, as of June 30, 2025, and 13.5% and 14.4%, respectively, as of December 31, 2024. For the three and six months ended June 30, 2025, the Company earned interest income of $5.4 million and $10.9 million, respectively, from its investment in the Subordinated Certificates. For the three and six months ended June 30, 2024, the Company earned interest income of $6.7 million and $14.9 million, respectively, from its investment in the Subordinated Certificates. As of June 30, 2025 and December 31, 2024, $5.4 million and $8.2 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of June 30, 2025 and December 31, 2024, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of June 30, 2025, there was an investment in one portfolio company on non-accrual status. As of December 31, 2024, loans in two portfolio companies were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2025 and December 31, 2024 (dollars in millions):

	As of June 30, 2025	As of December 31, 2024
Total first lien senior secured loans(1)	$4,415	$4,759
Largest loan to a single borrower(1)	$420	$400
Total of five largest loans to borrower(1)	$1,711	$1,692
Number of borrowers in the SDLP	19	20
Commitments to fund delayed draw loans (2)	$339	$489

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of June 30, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	36,544	35,956	28,870	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	41,968	41,293	33,155	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	2,380	2,342	1,880	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	177,158	174,307	139,955	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	7.16%	8/31/2028	26,061	25,642	20,588	(2)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.51%	05/19/2027	208,559	192,864	95,937	(2)(3)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.33%	05/19/2027	34,890	31,972	16,050	(2)(3)
									504,376	336,435
Chemicals
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	07/26/2030	117,721	117,721	117,721	(2)
									117,721	117,721
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	08/20/2031	81,910	81,910	81,910	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.25%	08/20/2031	3,731	3,731	3,731	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.13%	08/20/2031	224,916	224,916	224,916	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.28%	10/13/2027	194,856	194,856	189,010	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.28%	10/13/2027	46,590	46,590	45,192	(2)
									552,003	544,759
Construction & Engineering
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.42%	11/21/2029	258,589	258,589	258,589	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.42%	11/21/2029	65,681	65,681	65,681	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	1/2/2032	183,416	183,416	181,582	(2)
									507,686	505,852
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	9.08%	12/23/2030	249,579	249,579	249,579	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.08%	3/30/2026	121,529	121,529	121,529	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.08%	3/30/2026	48,856	48,846	48,846	(2)
									419,954	419,954
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.30%	11/5/2031	240,398	240,398	240,398	(2)
									240,398	240,398
Financial Services
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	8.56%	3/11/2031	—	—	—	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	8.56%	3/11/2031	116,875	116,875	115,706	(2)
									116,875	115,706
Food Products
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2029	29,174	28,701	23,048	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2029	176,400	173,542	139,356	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2029	13,913	13,688	10,992	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2029	46,942	46,182	37,084	(2)
									262,113	210,480
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.86%	07/31/2031	227,787	227,787	227,787	(2)
									227,787	227,787
Health Care Technology
Surescripts, LLC	Delayed Draw Term Loan	SOFR	+	4.00%	(Q)	8.33%	11/03/2031	112,219	112,219	112,219	(2)
									112,219	112,219
Hotels, Restaurants & Leisure

Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	3/31/2031	229,889	229,889	229,889	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	3/31/2031	43,252	43,252	43,252	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.13%	3/31/2031	15,883	15,883	15,883	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.74%	06/29/2029	59,400	59,400	59,400	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.81%	06/29/2029	20,694	20,694	20,694	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.58%	06/29/2029	166,600	166,600	166,600	(2)
									535,718	535,718
Household Products
Walnut Parent, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.96%	11/09/2027	26,460	26,460	25,666	(2)
Walnut Parent, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.96%	11/09/2027	40,044	40,044	38,843	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	9.96%	11/09/2027	300,825	300,825	291,800	(2)
									367,329	356,309
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.11%	10/31/2031	123,222	123,222	123,222	(2)
									123,222	123,222
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.61%	10/26/2027	219,935	219,935	219,935	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.73%	10/26/2027	34,677	34,677	34,677	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	10/26/2027	12,883	12,883	12,883	(2)
									267,495	267,495
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	5.75%	(M)	10.21%	12/14/2027	32,913	32,913	31,925	(2)
									32,913	31,925

Total Investments, June 30, 2025									$4,387,809	$4,145,980

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of June 30, 2025.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of June 30, 2025.

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

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2024.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of June 30, 2025	As of December 31, 2024

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,388 and $4,591, respectively)	$4,146	$4,390
Restricted cash	122	425
Other Assets	19	24
Total assets	$4,287	$4,839

Senior notes	$3,049	$3,428
Intermediate funding notes	116	130
Interest payable	59	65
Other liabilities	51	59
Total liabilities	3,275	3,682
Members' capital	1,012	1,157
Total liabilities and members' capital	$4,287	$4,839

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Selected Consolidated Statement of Operation Information:
Total revenues	$105	$133	$212	$283
Total expenses	64	80	128	162
Net unrealized appreciation/(depreciation)	(11)	(71)	(39)	(72)
Net realized gain/(loss)	2	—	2	—
Net income/(loss)	$32	$(18)	$47	$49

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

After performing the investment analysis and income analysis for the six months ended June 30, 2025, the Company determined that the SDLP generated more than 10% of the Company's total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$89	$649,252	$649,341
Equity	—	—	3,721	3,721
Subordinated Certificates of the SDLP	—	—	154,329	154,329
Total investments at fair value	$—	$89	$807,302	$807,391
Cash Equivalents
Money Market Funds	33,150	—	—	33,150
Total cash equivalents	$33,150	$—	$—	$33,150
Interest rate swaps	—	115	—	115
Total interest rate swaps	$—	$115	$—	$115

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2025 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2024	$627,439	$4,437	$172,152	$804,028
Purchases	103,486	376	7,559	111,421
Payment-in-kind and other adjustments to cost	1,563	—	(1,041)	522
Principal repayments	(78,424)	(301)	(18,807)	(97,532)
Net realized gains/(losses)	—	—	—	—
Net amortization of premium/discount	1,315	—	—	1,315
Net change unrealized gains/(losses)	(6,127)	(791)	(5,534)	(12,452)
Balance as of June 30, 2025	$649,252	$3,721	$154,329	$807,302
Net change unrealized appreciation/(depreciation) for investments still held as of June 30, 2025	$(13,052)	$(1,132)	$(17,364)	$(31,548)

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

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. For the six months ended June 30, 2025, the Company had no investments transferred in/out of the Level 3 category. For the year ended December 31, 2024, there were no investments transferred in/out of the Level 3 category.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$588,551	Income Approach (DCF)	Discount Rate	6.8% - 29.5%	10.0%
Senior Secured First Lien Term Loans	28,801	Recent Transaction	Transaction Prices	99.0% - 99.5%	99.4%
Senior Secured First Lien Term Loans	31,900	Recovery	EV/EBITDA	5.8x - 11.7x	9.0x
Equity	1,147	Market Approach	Market Multiple	11.6x -33.5x	17.2x
Equity	2,574	Income Approach (DCF)	Long Term Growth Rate, Discount Rate	6.9% - 14.5%	8.0%
		Market Approach	EBITDA Multiple	8.8x - 20.2x	16.1x
Subordinated Certificates of the SDLP	154,329	Income Approach (DCF)	Discount Rate	7.5% - 7.5%	7.5%
Total	$807,302

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

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate interest rate risk exposures. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes (as defined in "Note 6. Borrowings"), the Company entered into an interest rate swap agreement with CIBC Bank USA ("CIBC"). As of June 30, 2025 and December 31, 2024, the Company had two outstanding interest rates swaps that were designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to each interest rate swap contract was CIBC.

Certain information related to the Company's derivative instruments as of June 30, 2025 is presented in the consolidated statements of assets and liabilities as follows:

As of June 30, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$43	$—	Other Assets
Interest rate swap	25,000	12/21/2028	72	—	Other Assets
Total	$50,000		$115	$—

Certain information related to the Company's derivative instruments as of December 31, 2024 is presented in the consolidated statements of assets and liabilities as follows:

As of December 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$—	$146	Other Liabilities
Interest rate swap	25,000	12/21/2028	—	502	Other Liabilities
Total	$50,000		$—	$648

The Company records its derivatives on a net basis in the consolidated statements of assets and liabilities. The Company has a master netting agreement with its derivative counterparty that allows for the right to offset by counterparty. As of June 30, 2025 there have been no offsets.

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three and six months ended June 30, 2025, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$—	$—
Total		$—	$—

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

Net realized gain (loss) on derivative instruments recognized by the Company for the three and six months ended June 30, 2025, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Interest rate swaps	Net realized gain (loss) on derivatives	$—	$—
Total		$—	$—

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

Each of the interest rate swap agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations. As of June 30, 2025, the termination fair value of derivatives in a net liability position related to these agreements was $(0.1) million. As of June 30, 2025, the Company had not posted any collateral related to these agreements.

If the Company had breached any of these provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of June 30, 2025, the Company's asset coverage ratio was 181.33%.

The Company’s outstanding debt as of June 30, 2025 and December 31, 2024 was as follows (dollars in thousands):

	As of June 30, 2025				As of December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
SMBC Facility	195,000	36,600	36,600	36,600	195,000	50,000	50,000	50,000
2026 Notes(1)(2)	25,000	25,000	24,934	25,000	25,000	25,000	24,750	25,000
2028 Notes(1)(2)	25,000	25,000	24,943	25,000	25,000	25,000	24,364	25,000
VCC CLO(1)	377,500	377,500	375,004	377,500	377,500	377,500	374,895	377,500
Total borrowings outstanding	$622,500	$464,100	$461,481	$464,100	$622,500	$477,500	$474,009	$477,500

(1) Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(2) As of June 30, 2025, the carrying values of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $0.0 million and $0.1 million, respectively, each resulting from a hedge accounting relationship. As of December 31, 2024, the carrying values of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $(0.1) million and $(0.5) million, respectively, each resulting from a hedge accounting relationship.

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the JPM Facility for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025(1)	2024	2025(1)	2024
JPM Facility interest	$—	$4,991	$—	$9,816
JPM Facility unused fees	—	88	—	201
Amortization of debt issuance costs	—	124	—	247
Total interest and financing expenses related to the JPM Facility	$—	$5,203	$—	$10,264
Weighted average outstanding debt balance of the JPM Facility	$—	$253,422	$—	$246,820
Weighted average interest rate of the JPM Facility (annualized)	—	7.9%	—	8.0%

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the CIBC Facility for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025(1)	2024	2025(1)	2024
CIBC Facility interest	$—	$765	$—	$1,225
CIBC Facility unused fees	—	33	—	82
Amortization of debt issuance costs	—	58	—	117
Total interest and financing expenses related to the CIBC Facility	$—	$856	$—	$1,424
Weighted average outstanding debt balance of the CIBC Facility	$—	$40,218	$—	$31,729
Weighted average interest rate of the CIBC Facility (annualized)	—	7.7%	—	7.8%

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

The initial maximum principal amount of the SMBC Facility was $170 million, subject to availability under the borrowing base, which is based on the Company’s and subsidiary guarantors’ portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $400 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The SMBC Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $10 million, subject to increase or reduction from time to time pursuant to the terms of the SMBC Facility. The SMBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each subsidiary guarantor, subject to certain exceptions.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 1.125% or 1.000% margin, or the alternate base rate plus a 2.125% or 2.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender's exposure with respect to any letters of credit issued at the request of the Company under the SMBC Facility.

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

At June 30, 2025 and December 31, 2024, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
SMBC Facility interest	$518	$—	$1,326	$—
SMBC Facility unused fees	156	—	294	—
Amortization of debt issuance costs	87	—	174	—
Total interest and financing expenses related to the SMBC Facility	$761	$—	$1,794	$—
Weighted average outstanding debt balance of the SMBC Facility	$30,756	$—	$39,993	$—
Weighted average interest rate of the SMBC Facility (annualized)	6.8%	—	6.7%	—

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

At June 30, 2025 and December 31, 2024, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
VCC CLO interest	$5,881	$—	$11,846	$—
Amortization of debt issuance costs	55	—	109	—
Total interest and financing expenses related to VCC CLO	$5,936	$—	$11,955	$—
Weighted average outstanding debt balance of VCC CLO	$377,500	$—	$377,500	$—
Weighted average interest rate of VCC CLO (annualized)	6.2%	—	6.3%	—

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

At June 30, 2025 and December 31, 2024, the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
2026 Notes interest	$569	$506	$1,138	$1,012
2028 Notes interest	575	513	1,150	1,026
Amortization of debt issuance costs	24	24	48	48
Effect of interest rate swap	73	244	130	390
Total	$1,241	$1,287	$2,466	$2,476
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	9.8%	10.2%	9.7%	9.8%
Weighted average outstanding balance	50,000	50,000	50,000	50,000

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

For the three and six months ended June 30, 2025, the Company incurred base management fees to the Adviser of $1.6 million and $3.1 million, respectively.

For the three and six months ended June 30, 2024, the Company incurred base management fees to the Adviser of $1.4 million and $2.8 million, respectively.

As of June 30, 2025 and December 31, 2024, $1.6 million and $1.5 million, respectively, was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three and six months ended June 30, 2025, the Company incurred an Income Incentive Fee of $0.5 million and $1.4 million, respectively.

For the three and six months ended June 30, 2024, the Company incurred an Income Incentive Fee of $1.5 million and $3.5 million, respectively.

As of June 30, 2025 and December 31, 2024, $0.5 million and $0.2 million, respectively, was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not incur a Capital Gains Incentive Fee.

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

For the three and six months ended June 30, 2025, the Company recorded administrator expenses of $0.3 million and $0.5 million, respectively.

For the three and six months ended June 30, 2024, the Company recorded administrator expenses of $0.3 million and $0.6 million, respectively.

As of June 30, 2025 and December 31, 2024, the Company had $0.3 million and $0.6 million, respectively, in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

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

As of June 30, 2025 and December 31, 2024, there were no Fronted Amounts advanced by the Company from Varagon.

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

Note 8. Commitments

Unfunded commitments

As of June 30, 2025 and December 31, 2024, the Company had commitments under loan and financing agreements to fund up to $110.0 million to 63 portfolio companies and $112.5 million to 53 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, including underlying investments in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2025 and December 31, 2024 are shown in the table below (dollars in thousands):

Issuer	As of June 30, 2025	As of December 31, 2024
3G Intermediate, Inc.	—	1,333
3G Intermediate, Inc.	200	667
Accupac, LLC	652	1,304
ACP Oak Buyer, Inc.	1,665	553
ACP Oak Buyer, Inc.	1,498	—
ACP Oak Buyer, Inc.	1,665	—
ACP Vault Acquisition, Inc.	1,036	1,036
ACP Vault Acquisition, Inc.	1,943	1,943
ADPD Holdings, LLC	—	6
ADPD Holdings, LLC	11	11
ADPD Holdings, LLC	2	2
Advanced Web Technologies Holding Company	243	235
Advanced Web Technologies Holding Company	676	845
Alert SRC Newco LLC	1,852	2,013
Alert SRC Newco LLC	604	604
Allergy & Clinical MidCo, LLC	2,443	—
Allergy & Clinical MidCo, LLC	386	—
Apex Dental Partners, LLC	759	759
Apex Dental Partners, LLC	2,172	2,172
Basin Innovation Group, LLC	1,773	1,773
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	285	285
Bebright MSO, LLC	1,237	1,237
Boulder Scientific Company, LLC	71	—
BPCP NSA Intermedco, Inc.	988	1,409
BPCP NSA Intermedco, Inc.	996	996
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	52	105
Distinct Holdings, Inc.	1,590	1,590
DRML Holdings LLC	2,000	—
DRML Holdings LLC	1,167	—
Easy Ice, LLC	1,183	1,352
Easy Ice, LLC	—	1,500
Easy Ice, LLC	750	750
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	404	750
Express Wash Acquisition Company, LLC	180	115
Eye Health America, LLC	220	475
Eye Health America, LLC	600	600
FS Squared Holding Corp.	—	203
FS Squared Holding Corp.	60	95
FS Squared Holding Corp.	14	46
Gen4 Dental Partners OPCO, LLC	585	585
Gen4 Dental Partners OPCO, LLC	2,342	2,927
Graffiti Buyer, Inc.	1,213	1,213
Healthfuse, LLC	1,442	—
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	27	—
HLSG Intermediate, LLC	144	—
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	757	757
HTI Intermediate, LLC	536	536
HTI Intermediate, LLC	250	321

Hub Pen Company, LLC	472	629
JTM Foods LLC	45	2
KL Bronco Acquisition, Inc.	364	482
KL Bronco Acquisition, Inc.	714	1,250
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	1,003	1,251
Krayden Holdings, Inc.	826	837
Krayden Holdings, Inc.	—	386
Krayden Holdings, Inc.	—	386
Leiters, Inc.	56	167
Lightspeed Buyer, Inc.	318	318
Lightspeed Buyer, Inc.	—	8,843
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	1,322	1,763
MDI Buyer, Inc.	548	220
MDI Buyer, Inc.	1,837	—
Municipal Emergency Services, Inc.	925	2,472
MWD Management, LLC	300	300
NBPT Acquisition LLC	1,998	—
NBPT Acquisition LLC	444	—
OIS Management Services, LLC	1,550	2,563
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	9
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	800	1,050
QM Buyer, Inc.	2,306	2,306
QM Buyer, Inc.	1,153	1,153
RFI Buyer, Inc.	12	11
RWA Wealth Partners, LLC	6,511	6,511
RWA Wealth Partners, LLC	1,639	1,944
Senior Direct Lending Program, LLC	12,250	17,005
SGA Dental Partners Opco, LLC	566	1,491
SHF Holdings, Inc.	115	—
SI Holdings, Inc.	—	522
Source Holding Delaware, LLC	779	—
Source Holding Delaware, LLC	1,730	—
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
UHY Advisors, Inc.	1,753	1,753
UHY Advisors, Inc.	6,623	6,623
US Health Partners Management, LLC	22	22
US Health Partners Management, LLC	11	11
U.S. Urology Partners, LLC	853	—
U.S. Urology Partners, LLC	1,705	—
USN Opco, LLC	556	556
USSC Holding Corp.	363	518
Velocity Buyer, Inc.	1,781	—
Zavation Medical Products, LLC	21	101
Zep Holdco Inc.	1,140	—
Total Unfunded Commitments	$109,986	$112,456

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2025, the Company had cash of $42.9 million, available borrowings under the SMBC Facility of $158.0 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

Also included within commitments, as of June 30, 2025 and December 31, 2024, were commitments to issue up to $0.2 million and $0.1 million, respectively, in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2025, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

Note 9. Directors Fees and Expenses

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

For the three and six months ended June 30, 2025, the Company accrued $0.1 million and $0.2 million, respectively, for directors' fees and expenses. For the three and six months ended June 30, 2024, the Company accrued $0.1 million and $0.2 million, respectively, for directors' fees and expenses. As of June 30, 2025 and December 31, 2024, the Company had $0.1 million and $0.1 million respectively, in "Directors' fees and expenses payable" in the accompanying consolidated statements of assets and liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$3,690	$10,772	$9,657	$24,801
Weighted average shares outstanding	41,529,909	41,515,234	41,528,578	41,512,915
Earnings per share (basic and diluted)	$0.09	$0.26	$0.23	$0.60

Capital Activity

The Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.01 per share. The Company intends to offer and sell its shares of common stock to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act) in a private placement in reliance on Regulation D and Regulation S, as applicable. The Fundraising Period commenced when the Company held the Initial Closing on June 2, 2022 and entered into subscription agreements in which investors made capital commitments to purchase shares of common stock (the “Subscription Agreements”), providing private placement of the Company’s shares of common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice for three (3) years following the date of the closing in which an investor's Capital Commitment was accepted (an investor's "Commitment Period"). The investor's Commitment Period in connection with the Initial Closing ended on June 2, 2025. Notwithstanding the foregoing, prior to a Public Listing, the Company may, at any time, call an Investor's Commitment Period after the Commitment Period under certain circumstances as set forth in the Subscription Agreement, including, but not limited to, pay the Company's expenses and make follow-on investments.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022, in connection with the Merger.

As of June 30, 2025, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, the Company held the Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of its shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through June 30, 2025 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through June 30, 2025 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Total					$133,996	46,362	$457

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

As of June 30, 2025, and December 31, 2024, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three and six months ended June 30, 2025 and the year ended December 2024, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no uncertain tax positions as of and through June 30, 2025.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of June 30, 2025.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company's federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024 (dollars in thousands, except per share data):

	For the Six Months ended June 30, 2025	For the Six Months ended June 30, 2024
Per Share Data: (1)
Net asset value, beginning of period	$9.47	$9.71
Net investment income (loss)	0.53	0.61
Net unrealized appreciation (depreciation) on investments	(0.30)	(0.02)
Net realized gains (losses) on investments	—	0.01
Net realized gains (losses) on extinguishment of debt	—	—
Net increase (decrease) in net assets resulting from operations	0.23	0.60
Distributions of net investment income to shareholders (2)	(0.52)	(0.57)
Issuance of common stock	—	—
Net asset value per share, end of period(3)	$9.19	$9.74
Number of shares outstanding, end of period	41,530,369	41,515,624
Total return based on net asset value (4)(5)	2.41%	6.26%
Net assets attributable to shareholders, end of period	$381,526	$404,234

Ratio to average net assets attributable to shareholders:
Average net assets	$387,788	$404,467
Total expenses (6)	11.84%	10.47%
Total expenses (other than incentive fee) (6)	11.49%	9.60%
Net investment income (6)	11.86%	13.60%
Interest expense and credit facility fees (6)	8.43%	7.04%

Ratios/Supplemental Data:
Asset coverage, end of period (7)	181.33%	217.19%
Weighted average shares outstanding	41,528,578	41,512,915
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%
Average debt outstanding (8)	$467,493	$328,549
Average debt outstanding per share	$11.26	$7.91
Portfolio turnover (5)	12.10%	8.15%
Year of formation	2019	2019

(1) The per share data was derived by using the weighted average shares outstanding.

(2) Distributions declared per common share was calculated as the sum of distributions on common stock declared during the year divided by the number of shares of common stock outstanding at each respective quarter-end date.

(3) Net asset value per share, end of period for the three months ended June 30, 2025 does not foot due to to rounding.

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

Note 13. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s Chief Executive Officer, President and Chief Financial Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s consolidated net investment income ("NII") and net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes NII and net income as key metrics in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

Note 14. Subsequent Events

Management has evaluated subsequent events through August 11, 2025, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2025 except as disclosed below:

Dividend Declaration

On August 6, 2025, the Board declared a dividend of $0.2400 per share and a special dividend of $0.0185 per share, both payable on October 17, 2025 to shareholders of record as of the close of business on September 30, 2025.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•
an economic downturn or recession could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
an economic downturn or recession could disproportionately impact the companies which we target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
an economic downturn or recession could impact availability and pricing of our financing;
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
•
the impact of geopolitical conditions, including the ongoing conflicts between Ukraine and Russia and ongoing conflicts in the Middle East, and its impact on financial market volatility, global economic market, and various sectors, industries and markets for commodities globally;
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

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings" in our consolidated audited financial statements). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under the JPM Facility before its termination on November 26, 2024 (See "Note 6. Borrowings"), held no collateral assets effective as of December 31, 2024. VSDLP holds the Company's interest in the SDLP (as defined below). VCC CLO Depositor wholly owns VCC CLO 1, LLC ("VCC CLO"), which was formed for the purpose of issuing a term debt securitization.

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

Our level of investment activity (both the number of investments and the size of each investment) varies substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. There have been headwinds in the financing and merger and acquisitions markets resulting from uncertainty associated with the imposition of tariffs and trade barriers, inflation, supply chain disruptions, labor and resource shortages, a shifting interest rate environment, geopolitical conditions (including the war in Ukraine, conflicts in the Middle East, and U.S. and China relations), and the uncertain economic outlook for the United States and globally generally, which could include a recession. We are closely monitoring the effect that the current market and economic conditions may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of June 30, 2025, the Company's asset coverage ratio was 181.33%.

Portfolio and Investment Activity

As of June 30, 2025, our portfolio had a fair value of approximately $807.4 million. The following table summarizes our portfolio and investment activity during the six months ended June 30, 2025 (dollars in thousands):

Six Months ended June 30,
2025
Investments made in new portfolio companies	$57,169
Investments made in existing portfolio companies	54,252
Aggregate amount in exits and repayments	(97,532)
Net investment activity	$13,889

Portfolio Companies, at beginning of period	99
Number of new portfolio companies	10
Number of exited portfolio companies	(5)
Portfolio companies, at end of period	104

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$662,398	78.9%	$649,341	80.4%
Equity	4,853	0.6	3,721	0.5
Subordinated Certificates of the SDLP	171,694	20.5	154,329	19.1
Total Investments	$838,945	100.0%	$807,391	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	10.1%	12.0%	10.5%	11.2%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	12.5%	13.9%	13.5%	14.3%
Total	10.6%	12.4%	11.2%	11.9%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of June 30, 2025 and 2.0 as of December 31, 2024.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	As of June 30, 2025		As of December 31, 2024
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$27,633	3.4%	$20,996	2.6%
2	736,804	91.3	743,105	92.4
3	37,182	4.6	40,014	5.0
4	—	—	—	—
5	5,772	0.7	—	—
Total	$807,391	100.0%	$804,115	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing(1)	$825,463	99.0%	$818,437	100.0%
Non-Accrual	8,629	1.0	—	—
Total	$834,092	100.0%	$818,437	100.0%

(1) As of June 30, 2025, the Company had an investment in one portfolio company that was current on cash interest payments and was on non-accrual status with respect to the portion of the interest that is PIK interest only.

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of June 30, 2025 and December 31, 2024, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of June 30, 2025 and December 31, 2024, the Company and ARCC had agreed to make capital available to the SDLP in the aggregate totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of June 30, 2025 and December 31, 2024, the Company has funded $175.9 million and $187.1 million, respectively, of its commitment to the SDLP and had $30.4 million and $19.2 million in unfunded commitments remaining available to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $171.7 million and $154.3 million, respectively, as of June 30, 2025, and $184.0 million and $172.2 million, respectively, as of December 31, 2024. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 12.5% and 13.9%, respectively, as of June 30, 2025, and 13.5% and 14.4%, respectively, as of December 31, 2024. For the three and six months ended June 30, 2025, the Company earned interest income of $5.4 million and $10.9 million, respectively, from its investment in the Subordinated Certificates. For the three and six months ended June 30, 2024, the Company earned interest income of $6.7 million and $14.9 million, respectively, from its investment in the Subordinated Certificates. As of June 30, 2025 and December 31, 2024, $5.4 million and $8.2 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of June 30, 2025 and December 31, 2024, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of June 30, 2025, there was an investment in one portfolio company on non-accrual status. As of December 31, 2024, loans in two portfolio companies were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2025 and December 31, 2024 (dollars in millions):

	As of June 30, 2025	As of December 31, 2024
Total first lien senior secured loans(1)	$4,415	$4,759
Largest loan to a single borrower(1)	$420	$400
Total of five largest loans to borrower(1)	$1,711	$1,692
Number of borrowers in the SDLP	19	20
Commitments to fund delayed draw loans (2)	$339	$489

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of June 30, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	36,544	35,956	28,870	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	41,968	41,293	33,155	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	2,380	2,342	1,880	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.25%	(Q)	9.91%	8/31/2028	177,158	174,307	139,955	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%	(Q)	7.16%	8/31/2028	26,061	25,642	20,588	(2)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.51%	05/19/2027	208,559	192,864	95,937	(2)(3)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	8.00%	(Q)	12.33%	05/19/2027	34,890	31,972	16,050	(2)(3)
									504,376	336,435
Chemicals
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	07/26/2030	117,721	117,721	117,721	(2)
									117,721	117,721
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	08/20/2031	81,910	81,910	81,910	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.25%	08/20/2031	3,731	3,731	3,731	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.13%	08/20/2031	224,916	224,916	224,916	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.28%	10/13/2027	194,856	194,856	189,010	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.28%	10/13/2027	46,590	46,590	45,192	(2)
									552,003	544,759
Construction & Engineering
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.42%	11/21/2029	258,589	258,589	258,589	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.42%	11/21/2029	65,681	65,681	65,681	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	1/2/2032	183,416	183,416	181,582	(2)
									507,686	505,852
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	9.08%	12/23/2030	249,579	249,579	249,579	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.08%	3/30/2026	121,529	121,529	121,529	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.08%	3/30/2026	48,856	48,846	48,846	(2)
									419,954	419,954
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.30%	11/5/2031	240,398	240,398	240,398	(2)
									240,398	240,398
Financial Services
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	8.56%	3/11/2031	—	—	—	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	8.56%	3/11/2031	116,875	116,875	115,706	(2)
									116,875	115,706
Food Products
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2029	29,174	28,701	23,048	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2029	176,400	173,542	139,356	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2029	13,913	13,688	10,992	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	6.00%	(S)	10.53%	12/10/2029	46,942	46,182	37,084	(2)
									262,113	210,480
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.86%	07/31/2031	227,787	227,787	227,787	(2)
									227,787	227,787
Health Care Technology
Surescripts, LLC	Delayed Draw Term Loan	SOFR	+	4.00%	(Q)	8.33%	11/03/2031	112,219	112,219	112,219	(2)
									112,219	112,219
Hotels, Restaurants & Leisure

Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	3/31/2031	229,889	229,889	229,889	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.13%	3/31/2031	43,252	43,252	43,252	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.75%	(M)	9.13%	3/31/2031	15,883	15,883	15,883	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.74%	06/29/2029	59,400	59,400	59,400	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.81%	06/29/2029	20,694	20,694	20,694	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.58%	06/29/2029	166,600	166,600	166,600	(2)
									535,718	535,718
Household Products
Walnut Parent, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.96%	11/09/2027	26,460	26,460	25,666	(2)
Walnut Parent, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.96%	11/09/2027	40,044	40,044	38,843	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.50%	(M)	9.96%	11/09/2027	300,825	300,825	291,800	(2)
									367,329	356,309
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.11%	10/31/2031	123,222	123,222	123,222	(2)
									123,222	123,222
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.61%	10/26/2027	219,935	219,935	219,935	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.73%	10/26/2027	34,677	34,677	34,677	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.61%	10/26/2027	12,883	12,883	12,883	(2)
									267,495	267,495
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	5.75%	(M)	10.21%	12/14/2027	32,913	32,913	31,925	(2)
									32,913	31,925

Total Investments, June 30, 2025									$4,387,809	$4,145,980

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of June 30, 2025.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of June 30, 2025.

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

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2024.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of June 30, 2025	As of December 31, 2024

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,388 and $4,591, respectively)	$4,146	$4,390
Restricted cash	122	425
Other Assets	19	24
Total assets	$4,287	$4,839

Senior notes	$3,049	$3,428
Intermediate funding notes	116	130
Interest payable	59	65
Other liabilities	51	59
Total liabilities	3,275	3,682
Members' capital	1,012	1,157
Total liabilities and members' capital	$4,287	$4,839

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Selected Consolidated Statement of Operation Information:
Total revenues	$105	$133	$212	$283
Total expenses	64	80	128	162
Net unrealized appreciation/(depreciation)	(11)	(71)	(39)	(72)
Net realized gain/(loss)	2	—	2	—
Net income/(loss)	$32	$(18)	$47	$49

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

After performing the investment analysis and income analysis for the three and six months ended June 30, 2025, the Company determined that the SDLP generated more than 10% of the Company's total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Results of Operations

Set forth below is a comparison of our results of operations for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Total investment income	$22,686	$23,937	$45,576	$48,415
Total expenses (including excise tax expense)	11,473	11,427	23,468	22,922
Net investment income	11,213	12,510	22,108	25,493
Net realized gain (loss)	—	—	—	63
Net change in unrealized appreciation (depreciation)	(7,523)	(1,738)	(12,451)	(755)
Net increase in net assets resulting from operations	$3,690	$10,772	$9,657	$24,801
Net investment income per share - basic and diluted	$0.27	$0.30	$0.53	$0.61
Net increase in net assets resulting from operations per share - basic and diluted	$0.09	$0.26	$0.23	$0.60

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

Investment income decreased to $22.7 million and $45.6 for the three and six months ended June 30, 2025, respectively, compared to $23.9 million and $48.4 million for the three and six months ended June 30, 2024, which was due to a decrease in the yield on the Subordinated Certificates, a decrease in SOFR rates, as well as certain loans in two portfolio companies being placed on non-accrual status.

Operating Expenses

Expenses for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Base management fees	$1,581	$1,401	$3,129	$2,757
Income-based incentive fees	527	1,539	1,380	3,543
Professional fees	906	564	1,795	1,194
Administrator expenses	267	297	464	635
Interest expenses	7,616	7,019	15,590	13,469
Credit facility fees	323	327	625	695
Directors’ fees and expenses	74	66	159	151
Organizational expenses	—	63	—	155
Insurance expenses	7	59	12	153
Other general and administrative	172	92	314	170
Total expenses	$11,473	$11,427	$23,468	$22,922

Total expenses increased to $11.5 million and $23.5 million for the three and six months ended June 30, 2025, respectively, from $11.4 million and $22.9 million for the three and six months ended June 30, 2024.

Management and Incentive Fees

Management fees for the three and six months ended June 30, 2025 increased from the comparable period in the prior year primarily due to an increase in our invested balance. Incentive fees on income for the three and six months ended June 30, 2025 decreased from the comparable period in the prior year primarily due to unrealized losses during the period.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees increased to $7.9 million and $16.2 million, respectively, for the three and six months ended June 30, 2025 from $7.3 million and $14.2 million, respectively, for the three and six months ended June 30, 2024. The increase was primarily attributable to increased interest expenses related to our term debt securitization that closed on November 26, 2024.

Net Realized Gains/Losses

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three and six months ended June 30, 2025, we had no realized gains or losses on our portfolio investments.

For the three and six months ended June 30, 2024, we had $0.0 million and $0.1 million, respectively, of realized gains, due to an escrow payment from a previously realized investment partially offset by the wind-down of two interest rate swaps during the period.

Net Change in Unrealized Appreciation/Depreciation

For the three and six months ended June 30, 2025, we had $(7.5) million and $(12.5) million, respectively, of unrealized depreciation on portfolio investments and derivatives, which was primarily due to the adjustment of our investment in the Subordinated Certificates as well as unfavorable adjustments to a minority of portfolio companies facing operational difficulties.

For the three and six months ended June 30, 2024, we had $1.7 million and $0.8 million, respectively, of unrealized appreciation primarily due to the adjustment on our investment in the Subordinated Certificates during the period.

Net Increase in Net Assets Resulting from Operations

For the three and six months ended June 30, 2025, the net increase in net assets resulting from operations was $3.7 million or $0.09 per share and $9.7 million or $0.23 per share, respectively. For the three and six months ended June 30, 2024, the net increase in net assets resulting from operations was $10.8 million or $0.26 per share and $24.8 million or $0.60 per share, respectively.

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

As of June 30, 2025, we had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through June 30, 2025 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through June 30, 2025 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Total					$133,996	46,362	$457

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of June 30, 2025.

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the JPM Facility for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025(1)	2024	2025(1)	2024
JPM Facility interest	$—	$4,991	$—	$9,816
JPM Facility unused fees	—	88	—	201
Amortization of debt issuance costs	—	124	—	247
Total interest and financing expenses related to the JPM Facility	$—	$5,203	$—	$10,264
Weighted average outstanding debt balance of the JPM Facility	$—	$253,422	$—	$246,820
Weighted average interest rate of the JPM Facility (annualized)	—	7.9%	—	8.0%

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the CIBC Facility for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025(1)	2024	2025(1)	2024
CIBC Facility interest	$—	$765	$—	$1,225
CIBC Facility unused fees	—	33	—	82
Amortization of debt issuance costs	—	58	—	117
Total interest and financing expenses related to the CIBC Facility	$—	$856	$—	$1,424
Weighted average outstanding debt balance of the CIBC Facility	$—	$40,218	$—	$31,729
Weighted average interest rate of the CIBC Facility (annualized)	—	7.7%	—	7.8%

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

The initial maximum principal amount of the SMBC Facility was $170 million, subject to availability under the borrowing base, which is based on the Company’s and subsidiary guarantors’ portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $400 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The SMBC Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $10 million, subject to increase or reduction from time to time pursuant to the terms of the SMBC Facility. The SMBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each subsidiary guarantor, subject to certain exceptions.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 1.125% or 1.000% margin, or the alternate base rate plus a 2.125% or 2.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender's exposure with respect to any letters of credit issued at the request of the Company under the SMBC Facility.

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

At June 30, 2025 and December 31, 2024, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
SMBC Facility interest	$518	$—	$1,326	$—
SMBC Facility unused fees	156	—	294	—
Amortization of debt issuance costs	87	—	174	—
Total interest and financing expenses related to the SMBC Facility	$761	$—	$1,794	$—
Weighted average outstanding debt balance of the SMBC Facility	$30,756	$—	$39,993	$—
Weighted average interest rate of the SMBC Facility (annualized)	6.8%	—	6.7%	—

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

At June 30, 2025 and December 31, 2024, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
VCC CLO interest	$5,881	$—	$11,846	$—
Amortization of debt issuance costs	55	—	109	—
Total interest and financing expenses related to VCC CLO	$5,936	$—	$11,955	$—
Weighted average outstanding debt balance of VCC CLO	$377,500	$—	$377,500	$—
Weighted average interest rate of VCC CLO (annualized)	6.2%	—	6.3%	—

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

At June 30, 2025 and December 31, 2024, the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
2026 Notes interest	$569	$506	$1,138	$1,012
2028 Notes interest	575	513	1,150	1,026
Amortization of debt issuance costs	24	24	48	48
Effect of interest rate swap	73	244	130	390
Total	$1,241	$1,287	$2,466	$2,476
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	9.8%	10.2%	9.7%	9.8%
Weighted average outstanding balance	50,000	50,000	50,000	50,000

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of June 30, 2025 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	36,600	—	—	36,600	—
2026 Notes	25,000	—	25,000	—	—
2028 Notes	25,000	—	—	25,000	—
VCC CLO	377,500	—	—	—	377,500
Total debt obligations	$464,100	$—	$25,000	$61,600	$377,500

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

On June 3, 2025, the Company and certain of its affiliates were granted an order for co-investment exemptive relief by the SEC based on an updated model of co-investment order that was recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on December 22, 2022. The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2025 and December 31, 2024, we had commitments under loan and financing agreements to fund up to $110.0 million to 63 portfolio companies and $112.5 million to 53 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, including underlying investments in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2025 and December 31, 2024 are shown in the table below (dollars in thousands):

Issuer	As of June 30, 2025	As of December 31, 2024
3G Intermediate, Inc.	—	1,333
3G Intermediate, Inc.	200	667
Accupac, LLC	652	1,304
ACP Oak Buyer, Inc.	1,665	553
ACP Oak Buyer, Inc.	1,498	—
ACP Oak Buyer, Inc.	1,665	—
ACP Vault Acquisition, Inc.	1,036	1,036
ACP Vault Acquisition, Inc.	1,943	1,943
ADPD Holdings, LLC	—	6
ADPD Holdings, LLC	11	11
ADPD Holdings, LLC	2	2
Advanced Web Technologies Holding Company	243	235
Advanced Web Technologies Holding Company	676	845
Alert SRC Newco LLC	1,852	2,013
Alert SRC Newco LLC	604	604
Allergy & Clinical MidCo, LLC	2,443	—
Allergy & Clinical MidCo, LLC	386	—
Apex Dental Partners, LLC	759	759
Apex Dental Partners, LLC	2,172	2,172
Basin Innovation Group, LLC	1,773	1,773
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	285	285
Bebright MSO, LLC	1,237	1,237
Boulder Scientific Company, LLC	71	—
BPCP NSA Intermedco, Inc.	988	1,409
BPCP NSA Intermedco, Inc.	996	996
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	52	105
Distinct Holdings, Inc.	1,590	1,590
DRML Holdings LLC	2,000	—
DRML Holdings LLC	1,167	—
Easy Ice, LLC	1,183	1,352
Easy Ice, LLC	—	1,500
Easy Ice, LLC	750	750
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	404	750
Express Wash Acquisition Company, LLC	180	115
Eye Health America, LLC	220	475
Eye Health America, LLC	600	600
FS Squared Holding Corp.	—	203
FS Squared Holding Corp.	60	95
FS Squared Holding Corp.	14	46
Gen4 Dental Partners OPCO, LLC	585	585
Gen4 Dental Partners OPCO, LLC	2,342	2,927
Graffiti Buyer, Inc.	1,213	1,213
Healthfuse, LLC	1,442	—
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	27	—
HLSG Intermediate, LLC	144	—
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	757	757
HTI Intermediate, LLC	536	536
HTI Intermediate, LLC	250	321

Hub Pen Company, LLC	472	629
JTM Foods LLC	45	2
KL Bronco Acquisition, Inc.	364	482
KL Bronco Acquisition, Inc.	714	1,250
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	1,003	1,251
Krayden Holdings, Inc.	826	837
Krayden Holdings, Inc.	—	386
Krayden Holdings, Inc.	—	386
Leiters, Inc.	56	167
Lightspeed Buyer, Inc.	318	318
Lightspeed Buyer, Inc.	—	8,843
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	1,322	1,763
MDI Buyer, Inc.	548	220
MDI Buyer, Inc.	1,837	—
Municipal Emergency Services, Inc.	925	2,472
MWD Management, LLC	300	300
NBPT Acquisition LLC	1,998	—
NBPT Acquisition LLC	444	—
OIS Management Services, LLC	1,550	2,563
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	9
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	800	1,050
QM Buyer, Inc.	2,306	2,306
QM Buyer, Inc.	1,153	1,153
RFI Buyer, Inc.	12	11
RWA Wealth Partners, LLC	6,511	6,511
RWA Wealth Partners, LLC	1,639	1,944
Senior Direct Lending Program, LLC	12,250	17,005
SGA Dental Partners Opco, LLC	566	1,491
SHF Holdings, Inc.	115	—
SI Holdings, Inc.	—	522
Source Holding Delaware, LLC	779	—
Source Holding Delaware, LLC	1,730	—
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
UHY Advisors, Inc.	1,753	1,753
UHY Advisors, Inc.	6,623	6,623
US Health Partners Management, LLC	22	22
US Health Partners Management, LLC	11	11
U.S. Urology Partners, LLC	853	—
U.S. Urology Partners, LLC	1,705	—
USN Opco, LLC	556	556
USSC Holding Corp.	363	518
Velocity Buyer, Inc.	1,781	—
Zavation Medical Products, LLC	21	101
Zep Holdco Inc.	1,140	—
Total Unfunded Commitments	$109,986	$112,456

Also included within commitments, as of June 30, 2025 and December 31, 2024, were commitments to issue up to $0.2 million and $0.1 million, respectively, in letter of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2025, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three and six months ended June 30, 2025, the Company earned PIK interest of $0.2 million and $0.7 million, respectively, reflected on the accompanying consolidated statements of operations as part of interest income. For the three and six months ended June 30, 2024, the Company earned PIK interest of $0.5 million and $0.9 million, respectively.

When the Company does not expect the borrower will be able to pay future accrual of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of June 30, 2025, the Company had an investment in one portfolio company that was current on cash interest payments and was on non-accrual status with respect to its PIK interest only.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and six months ended June 30, 2025 and 2024, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2025, certain loans in two portfolio companies held by the Company were on non-accrual with an aggregate amortized cost of $8.6 million and a fair value of $5.5 million, respectively. As of December 31, 2024 there were no loans on non-accrual.

Recent Developments

Dividend Declaration

On August 6, 2025, the Board declared a dividend of $0.2400 per share and a special dividend of $0.0185 per share, both payable on October 17, 2025 to shareholders of record as of the close of business on September 30, 2025.

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

The Federal Reserve held interest rates steady in the first and second quarters of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could force the United States into a recession. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings. Furthermore, in a lower interest rate environment, we could face a situation where our outstanding debt obligations carry higher coupon payments than newly issued debt, resulting in an increase in relative borrowing costs unless we are able to refinance at more favorable terms.

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

A decline in the general level of interest rates can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adciser with respect to our decreased pre-incentive fee net investment income. Conversely, a rise in the general level of interest rates generally can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and lead to declines in the value of any fixed rate investments we may hold. However, for variable rate investments that have an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income.

As of June 30, 2025, all income producing investments in our portfolio and the outstanding borrowings under the SMBC Credit Facility were at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2025, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense (1)	Investment Income
Up 300 basis points	$23,600	$13,900	$9,700
Up 200 basis points	15,700	9,300	6,400
Up 100 basis points	7,900	4,600	3,300
Down 100 basis points	(7,900)	(4,600)	(3,300)
Down 200 basis points	(15,700)	(9,300)	(6,400)
Down 300 basis points	(23,600)	(13,900)	(9,700)

(1) Includes the impact to interest expenses related to effective hedge through the interest rate swaps associated with the Notes.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: August 11, 2025	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer