Form 10-Q
period 2025-09-30
Varagon Capital Corp
filed 2025-11-07
CIK 1784700

00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, there was no established public market for the Registrant’s common stock.

As of November 7, 2025, the registrant had 41,535,938 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except share and per share data)

	As of
	September 30, 2025	As of
ASSETS	(unaudited)	December 31, 2024
Investments, at fair value
Non-controlled/non-affiliated, at fair value (amortized cost of $677,429 and $639,235, respectively)	$662,865	$631,963
Controlled investments, at fair value (amortized cost of $169,550 and $183,982, respectively)	156,931	172,152
Total investments, at fair value (amortized cost of $846,979 and $823,217, respectively)	819,796	804,115
Cash and cash equivalents	31,932	69,606
Interest receivable	10,601	11,530
Deferred financing costs	1,356	1,619
Prepaid expenses	420	884
Other assets	304	—
Total assets	$864,409	$887,754

LIABILITIES
Revolving credit facility payable (Note 6)	$31,600	$50,000
Notes payable (net of debt issuance costs of $2,633, and $2,870, respectively) (Note 6)	425,019	424,009
Shareholder distributions payable	10,736	12,736
Interest and credit facility fees payable	6,242	2,794
Base management fees payable (Note 7)	1,594	1,513
Income incentive fees payable (Note 7)	1,966	206
Administrator expenses payable	510	553
Directors' fees and expenses payable (Note 9)	79	81
Due to affiliates	818	741
Accounts payable and accrued expenses	1,268	1,099
Other liabilities	—	732
Total liabilities	479,832	494,464

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,533,090 shares issued and outstanding at September 30, 2025, and 500,000,000 shares authorized; 41,524,826 shares issued and outstanding at December 31, 2024	415	415
Paid-in capital in excess of par value	415,253	415,176
Total accumulated earnings (loss)	(31,091)	(22,301)
Total net assets	$384,577	$393,290
NET ASSETS PER SHARE	$9.26	$9.47

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$17,361	$17,628	$51,806	$50,878
Fee income	261	226	508	486
Total investment income from non-controlled/non-affiliated investments	17,622	17,854	52,314	51,364
From controlled investments:
Interest income	5,342	6,547	16,226	21,451
Total investment income from controlled investments	5,342	6,547	16,226	21,451
Total investment income	22,964	24,401	68,540	72,815

Expenses:
Base management fees (Note 7)	$1,594	$1,442	$4,723	$4,199
Income incentive fees (Note 7)	1,966	1,837	3,346	5,380
Professional fees	914	469	2,710	1,663
Administrator expenses	243	270	707	905
Interest expenses (Note 6)	7,732	7,509	23,322	20,978
Credit facility fees (Note 6)	328	383	954	1,078
Directors’ fees and expenses (Note 9)	72	79	230	230
Organizational expenses	—	—	—	155
Insurance expenses	6	19	17	172
Other general and administrative expenses	103	104	416	273
Total expenses	12,958	12,112	36,425	35,033
Net investment income (loss)	10,006	12,289	32,115	37,782

Realized and unrealized gain (loss):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(614)	—	(614)	179
Net realized gain (loss) on investments	(614)	—	(614)	179
Net realized gain (loss) on derivatives	—	—	—	(116)
Net realized gain (loss) on extinguishment of debt	—	(816)	—	(816)
Net realized gain (loss)	(614)	(816)	(614)	(753)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(375)	(265)	(7,293)	1,906
Controlled investments	4,745	1,650	(789)	(1,367)
Net change in unrealized appreciation (depreciation) on investments	4,370	1,385	(8,082)	539
Net change in unrealized appreciation (depreciation) on derivatives	—	—	—	91
Net change in unrealized appreciation (depreciation)	4,370	1,385	(8,082)	630
Net realized and unrealized gains (losses)	3,756	569	(8,696)	(123)
Net increase (decrease) in net assets resulting from operations	$13,762	$12,858	$23,419	$37,659

Per Common Share Information:

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

Weighted average shares outstanding (basic and diluted)	41,532,617	41,519,357	41,529,939	41,515,078
Net investment income per share (basic and diluted)	$0.24	$0.30	$0.77	$0.91
Earnings per share (basic and diluted)	$0.33	$0.31	$0.56	$0.91

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount (1)	Excess of Par (1)	earnings (losses)	Net Assets
Balance at June 30, 2024	41,515,624	$415	$415,084	$(11,265)	$404,234
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	12,289	12,289
Net realized gain (loss) on investments	—	—	—	(816)	(816)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,385	1,385
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan	4,519	—	45	—	45
Distributions to shareholders	—	—	—	(12,601)	(12,601)
Total increase (decrease) for the three months ended September 30, 2024	4,519	—	45	257	302
Balance at September 30, 2024	41,520,143	$415	$415,129	$(11,008)	$404,536

Balance at June 30, 2025	41,530,369	$415	$415,227	$(34,116)	$381,526
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,006	10,006
Net realized gain (loss) on investments	—	—	—	(614)	(614)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,370	4,370
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	2,721	—	26	—	26
Distributions to shareholders	—	—	—	(10,737)	(10,737)
Total increase (decrease) for the three months ended September 30, 2025	2,721	—	26	3,025	3,051
Balance at September 30, 2025	41,533,090	415	415,253	(31,091)	384,577

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount (1)	Excess of Par (1)	earnings (loss)	Net Assets
Balance at December 31, 2023	41,505,531	$415	$414,985	$(12,250)	$403,150
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	37,782	37,782
Net realized gain (loss) on investments	—	—	—	179	179
Net realized gain (loss) on derivatives	—	—	—	(116)	(116)
Net realized gain (loss) on extinguishment of debt	—	—	—	(816)	(816)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	539	539
Net change in unrealized appreciation (depreciation) on derivatives	—	—	—	91	91
Capital transactions:

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

Issuance of common shares pursuant to distribution reinvestment plan	14,612	—	144	—	144
Distributions to shareholders	—	—	—	(36,417)	(36,417)
Tax reclassification of net assets	—	—	—	—	—
Total increase (decrease) for the three months ended September 30, 2024	14,612	—	144	1,242	1,386
Balance at September 30, 2024	41,520,143	$415	$415,129	$(11,008)	$404,536

Balance at December 31, 2024	41,524,826	$415	$415,176	$(22,301)	$393,290
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	32,115	32,115
Net realized gain (loss) on investments	—	—	—	(614)	(614)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(8,082)	(8,082)
Net change in unrealized appreciation (depreciation) on derivatives	—	—	—	—	—
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	8,264	—	77	—	77
Distributions to shareholders	—	—	—	(32,209)	(32,209)
Total increase (decrease) for the nine months ended September 30, 2025	8,264	—	77	(8,790)	(8,713)
Balance at September 30, 2025	41,533,090	$415	$415,253	$(31,091)	$384,577

(1) Par Amount was less than $1,000 for the periods shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$23,419	$37,659
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(168,523)	(202,754)
Payment-in-kind and other adjustments to cost	(401)	(1,155)
Repayments of investments	146,592	127,385
Net realized (gain) loss	614	(179)
Net realized (gain) loss on derivatives	—	116
Net realized (gain) loss on extinguishment of debt	—	816
Net payment of settlement of derivatives	—	(116)
Net change in unrealized (appreciation) depreciation on investments	8,082	(539)
Net change in unrealized (appreciation) depreciation on derivatives	—	(91)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	772	383
Net amortization (accretion) on investments	(2,046)	(2,442)
Amortization of deferred financing costs	501	638
Changes in operating assets:
Interest receivable	929	(679)
Prepaid expenses	464	66
Other assets	(304)	(497)
Changes in operating liabilities:
Interest and credit facility fees payable	3,448	2,172
Base management fees payable	81	156
Income incentive fees payable	1,760	(370)
Administrator expenses payable	(43)	15
Directors' fees and expenses payable (Note 9)	(2)	(3)
Other liabilities	(732)	—
Due to affiliates	77	(127)
Accounts payable and accrued expenses	169	(65)
Net cash provided by (used in) operating activities	14,857	(39,611)

Cash flows from financing activities:
Borrowings on debts	40,100	198,950
Repayments of debts	(58,500)	(117,770)
Financing costs paid	—	(1,759)
Dividends paid	(34,131)	(38,623)
Net cash provided by (used in) financing activities	(52,531)	40,798
Net increase (decrease) in cash and cash equivalents	(37,674)	1,187
Cash and cash equivalents, beginning of period	69,606	19,976
Cash and cash equivalents, end of period	$31,932	$21,163

Supplemental cash information:
Cash paid during the period for interest	$19,709	$19,218
Supplemental non cash information:
Distributions reinvested	$77	$144

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	4.75%	(S)	9.14%	6/2/2022	12/2/2027		$10,941	$10,867	$10,941		(1)(6)
Trident Maritime Systems, Inc.	Term Loan	SOFR	+	1.00% (6.75% PIK)	(Q)	12.15%	10/19/2023	2/26/2027		676	662	654		(6)(9)
											11,529	11,595	3.02%
Air Freight & Logistics
Horizon Freight Holdings, Inc.	Revolver	SOFR	+	5.00%	(Q)	9.00%	8/22/2024	8/22/2030		$271	$263	$259		(6)(9)
Horizon Freight Holdings, Inc.	Revolver	PRIME	+	4.00%	(M)	11.25%	8/22/2024	8/22/2030		123	119	118		(2)(6)(9)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(18)	(54)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.00%	8/22/2024	8/22/2030		6,492	6,408	6,378		(1)(6)
											6,772	6,701	1.74%
Automobile Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.85%	6/2/2022	11/5/2026		$10,803	$10,798	$10,695		(1)(6)
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.85%	6/2/2022	11/5/2026		3,560	3,559	3,524		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	9.40%	6/2/2022	8/31/2028		2,328	2,310	1,792		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	9.40%	6/2/2022	8/31/2028		20	20	15		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	9.40%	6/2/2022	8/31/2028		2,673	2,653	2,058		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	9.40%	6/2/2022	8/31/2028		217	215	167		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	9.40%	6/2/2022	8/31/2028		1,114	1,106	858		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	10.47%	8/31/2022	8/31/2028		34	33	33		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	10.45%	8/31/2022	8/31/2028		132	130	129		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(M)	10.42%	8/31/2022	8/31/2028		176	173	172		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(M)	10.42%	8/31/2022	8/31/2028		286	282	280		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	10.45%	8/31/2022	8/31/2028		132	130	129		(2)(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.35%	8/31/2022	8/31/2028		22	22	22		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	N/A					12/17/2024	8/31/2028		—	(14)	(35)		(2)(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.35%	8/31/2022	8/31/2028		64	63	63		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

M&D MidCo, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.35%	12/17/2024	8/31/2028	4,925	4,885	4,876		(6)(9)
Race Winning Brands, Inc.	Term Loan	SOFR	+	3.75% (1.75% PIK)	(M)	9.76%	6/2/2022	11/16/2027	10,946	10,901	9,934		(1)(6)
USSC Holding Corp.	Revolver	SOFR	+	5.25%	(Q)	9.49%	7/23/2024	6/21/2030	78	76	74		(6)(9)
USSC Holding Corp.	Revolver	SOFR	+	5.25%	(Q)	9.45%	7/23/2024	6/21/2030	26	25	25		(6)(9)
USSC Holding Corp.	Revolver	SOFR	+	5.25%	(Q)	9.25%	7/23/2024	6/21/2030	130	126	124		(2)(6)(9)
USSC Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.45%	7/23/2024	6/21/2030	889	878	871		(6)(9)
USSC Holding Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.25%	7/23/2024	6/21/2030	2,673	2,639	2,619		(1)(6)
										41,010	38,425	9.99%
Beverages
Cold Spring Brewing Company	Term Loan	SOFR	+	4.75%	(M)	8.90%	12/23/2024	12/10/2030	$9,937	$9,848	$9,938		(1)(6)
										9,848	9,938	2.58%
Chemicals
Boulder Scientific Company, LLC	Revolver	N/A					1/7/2025	12/31/2027	$—	$(1)	$—		(2)(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.79%	6/2/2022	12/31/2027	1,175	1,170	1,175		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.79%	6/2/2022	12/31/2027	6,574	6,544	6,574		(1)(6)
MDI Buyer, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.98%	8/5/2022	7/25/2028	54	53	54		(6)(9)
MDI Buyer, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.75%	8/5/2022	7/25/2028	173	170	173		(2)(6)(9)
MDI Buyer, Inc.	Revolver	PRIME	+	3.75%	(Q)	11.25%	8/5/2022	7/25/2028	983	969	983		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.95%	8/5/2022	7/25/2028	2,333	2,305	2,333		(1)(6)
MDI Buyer, Inc.	Delayed Draw Term Loan	N/A					1/16/2025	7/25/2028	—	(11)	—		(2)(6)(9)
MDI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.95%	8/5/2022	7/25/2028	6,465	6,388	6,465		(1)(6)
MDI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.75%	1/16/2025	7/25/2028	1,275	1,260	1,275		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.22%	9/1/2022	9/1/2028	3	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.48%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.53%	9/1/2022	9/1/2028	1	1	—		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	9.57%	9/1/2022	9/1/2028	2	2	1		(2)(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.60%	9/1/2022	9/1/2028	—	—	—		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.46%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.49%	9/1/2022	9/1/2028	—	—	—		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	1	1	—		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	53	53	44		(6)(9)
Zep Holdco Inc.	Revolver	SOFR	+	5.00%	(Q)	9.00%	6/30/2025	6/30/2031	160	153	155		(2)(6)(9)
Zep Holdco Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.00%	6/30/2025	6/30/2031	8,678	8,594	8,635		(1)(6)
										27,661	27,877	7.25%
Commercial Services & Supplies
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.80%	9/30/2024	9/30/2030	$95	$91	$92		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.71%	9/30/2024	9/30/2030	76	73	73		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.50%	9/30/2024	9/30/2030	95	91	92		(2)(6)(9)
3G Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.50%	9/30/2024	9/30/2030	597	587	588		(6)(9)
3G Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.49%	9/30/2024	9/30/2030	730	717	719		(6)(9)
3G Intermediate, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.50%	9/30/2024	9/30/2030	3,300	3,242	3,251		(1)(6)
Advanced Web Technologies Holding Company	Revolver	SOFR	+	4.00% (2.25% PIK)	(Q)	10.09%	7/2/2024	12/17/2027	16	14	16		(2)(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.09%	7/2/2024	12/17/2027	436	430	436		(1)(6)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.09%	7/2/2024	12/17/2027	68	66	69		(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.09%	7/2/2024	12/17/2027	170	162	169		(2)(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.09%	10/18/2022	12/17/2027	76	75	76		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.09%	11/26/2024	12/17/2027	512	506	512		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.09%	10/18/2022	12/17/2027	24	23	24		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.09%	6/2/2023	12/17/2027	305	301	305		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.00% (2.25% PIK)	(S)	10.09%	7/2/2024	12/17/2027	1,109	1,101	1,109		(1)(6)
HLSG Intermediate, LLC	Revolver	SOFR	+	5.25%	(M)	9.53%	3/14/2025	3/31/2029	12	11	12		(2)(6)(9)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.53%	10/6/2023	3/31/2029	2,909	2,870	2,909		(1)(6)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.53%	3/14/2025	3/31/2029	11	10	11		(6)(9)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.53%	3/14/2025	3/31/2029	11	10	11		(2)(6)(9)
HLSG Intermediate, LLC	Term Loan	SOFR	+	5.25%	(M)	9.53%	10/6/2023	3/31/2029	5,795	5,714	5,795		(1)(6)
HLSG Intermediate, LLC	Term Loan	SOFR	+	5.25%	(M)	9.53%	3/14/2025	3/31/2029	71	70	71		(6)(9)
LAV Gear Holdings, Inc.	Revolver	N/A					7/31/2025	7/31/2029	—	(7)	—		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

LAV Gear Holdings, Inc.	Term Loan	FIXED	+	2.25% (3.43750% PIK)	(M)	10.10%	7/31/2025	7/31/2029	214	193	214	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.25% (3.43750% PIK)	(M)	10.10%	7/31/2025	7/31/2029	66	66	66	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.25% (3.43750% PIK)	(M)	10.10%	7/31/2025	7/31/2029	83	83	83	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.25% (3.43750% PIK)	(M)	10.10%	7/31/2025	7/31/2029	127	127	127	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.25% (3.43750% PIK)	(M)	10.10%	7/31/2025	7/31/2029	1,229	1,229	1,229	(6)(9)
Online Labels Group, LLC	Revolver	N/A					12/19/2023	12/19/2029	—	—	—	(2)(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.25%	12/19/2023	12/19/2029	4	4	4	(2)(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2023	12/19/2029	—	—	—	(2)(6)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.25%	12/19/2023	12/19/2029	70	69	70	(6)(9)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.21%	6/21/2022	5/24/2029	5,691	5,656	5,691	(1)(6)
RBS Buyer, Inc.	Revolver	N/A					7/31/2025	7/31/2031	—	(11)	(6)	(2)(6)(9)
RBS Buyer, Inc.	Delayed Draw Term Loan	N/A					7/31/2025	7/31/2031	—	(3)	(3)	(2)(6)(9)
RBS Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.31%	7/31/2025	7/31/2031	3,122	3,084	3,103	(1)(6)
RFI Buyer, Inc.	Revolver	N/A					8/5/2022	8/5/2030	—	(2)	(2)	(2)(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.67%	8/5/2022	8/5/2030	19	19	19	(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.83%	8/5/2022	8/5/2030	9	9	9	(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	N/A					8/29/2025	8/5/2030	—	(6)	(12)	(2)(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.80%	8/29/2025	8/5/2030	807	799	799	(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.67%	8/5/2022	8/5/2030	57	57	57	(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.77%	12/2/2024	8/5/2030	2,908	2,873	2,878	(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	9.05%	2/7/2025	2/7/2031	87	82	82	(2)(6)(9)
Source Holding Delaware, LLC	Revolver	PRIME	+	3.75%	(Q)	11.00%	2/7/2025	2/7/2031	104	99	98	(6)(9)
Source Holding Delaware, LLC	Delayed Draw Term Loan	N/A					2/7/2025	2/7/2031	—	(10)	(22)	(2)(6)(9)
Source Holding Delaware, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.96%	2/7/2025	2/7/2031	4,005	3,959	3,954	(1)(6)
Titan Group Holdco, LLC	Revolver	N/A					8/22/2024	8/13/2029	—	(3)	—	(2)(6)(9)
Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					8/22/2024	8/13/2029	—	(6)	—	(2)(6)(9)
Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					8/22/2024	8/13/2029	—	(3)	—	(2)(6)(9)
Titan Group Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.75%	8/22/2024	8/13/2029	2,534	2,503	2,534	(1)(6)
VRC Companies, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.56%	6/2/2022	6/29/2027	10,886	10,826	10,887	(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

VRC Companies, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.56%	6/2/2022	6/29/2027	628	625	628		(6)(9)
										48,475	48,827	12.70%
Construction & Engineering
360 Partners, LLC	Revolver	N/A					8/7/2025	8/7/2031	$—	$(25)	$(7)		(2)(6)(9)
360 Partners, LLC	Delayed Draw Term Loan	N/A					8/7/2025	8/7/2031	—	(22)	(11)		(2)(6)(9)
360 Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.74%	8/7/2025	8/7/2031	5,217	5,141	5,198		(1)(6)
HTI Intermediate, LLC	Revolver	SOFR	+	5.00%	(Q)	9.13%	3/1/2024	3/1/2030	55	51	50		(2)(6)(9)
HTI Intermediate, LLC	Revolver	PRIME	+	4.00%	(M)	11.25%	3/1/2024	3/1/2030	110	102	100		(6)(9)
HTI Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.29%	3/1/2024	3/1/2030	536	528	526		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.17%	3/1/2024	3/1/2030	1,266	1,246	1,244		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.29%	7/2/2025	3/1/2030	926	913	910		(1)(6)
										7,934	8,010	2.08%
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Revolver	N/A					12/23/2024	12/23/2030	$—	$(1)	$—		(2)(6)(9)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.95%	12/23/2024	12/23/2030	199	196	198		(6)(9)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.95%	12/23/2024	12/23/2030	81	80	81		(2)(6)(9)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.91%	12/23/2024	12/23/2030	414	408	412		(6)(9)
										683	691	0.18%
Containers & Packaging
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	10.78%	6/2/2022	6/18/2026	$1,534	$1,489	$1,074		(6)(9)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	10.78%	6/2/2022	6/18/2026	1,084	1,053	759		(1)(6)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	10.78%	6/2/2022	6/18/2026	1,934	1,888	1,353		(6)(9)
Comar Holding Company, LLC	Delayed Draw Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	10.78%	6/2/2022	6/18/2026	1,367	1,334	957		(1)(6)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	10.78%	6/2/2022	6/18/2026	132	129	92		(6)(9)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	10.78%	6/2/2022	6/18/2026	93	91	65		(1)(6)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	10.78%	6/2/2022	6/18/2026	5,626	5,451	3,938		(6)(9)
Comar Holding Company, LLC	Term Loan	SOFR	+	2.00% (4.75% PIK)	(Q)	10.78%	6/2/2022	6/18/2026	3,977	3,853	2,784		(1)(6)
Oliver Packaging, LLC	Revolver	SOFR	+	5.00% (1.00% PIK)	(Q)	10.15%	7/6/2022	7/6/2028	176	171	105		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Oliver Packaging, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	10.15%	8/30/2024	7/6/2028	577	571	507		(6)(9)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	10.15%	7/6/2022	7/6/2028	3,936	3,897	3,464		(6)(9)
										19,927	15,098	3.93%
Distributors
Big Bucks Acquisition Corporation	Revolver	SOFR	+	5.00%	(Q)	8.99%	9/29/2025	9/29/2031	$40	$30	$30		(2)(6)(9)
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(Q)	8.99%	9/29/2025	9/29/2031	4,164	4,112	4,112		(1)(6)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.66%	4/29/2024	8/10/2027	358	349	315		(2)(6)(9)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	Term Loan	SOFR	+	5.50%	(Q)	9.80%	11/26/2024	8/10/2027	1,711	1,695	1,664		(1)(6)
Hub Pen Company, LLC	Revolver	SOFR	+	5.25%	(Q)	9.69%	9/30/2024	12/31/2027	157	149	151		(2)(6)(9)
Hub Pen Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.63%	11/26/2024	12/31/2027	6,231	6,141	6,169		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.65%	11/22/2023	11/16/2027	1,196	1,185	1,191		(1)(6)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.65%	11/22/2023	11/16/2027	4,999	4,932	4,975		(1)(6)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	9.46%	6/2/2022	12/31/2026	6,142	6,140	5,835		(1)(6)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	9.46%	6/2/2022	12/31/2026	4,725	4,724	4,489		(6)(9)

										29,457	28,931	7.52%
Diversified Consumer Services
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.26%	8/16/2022	8/16/2028	$1	$1	$—		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.39%	8/16/2022	8/16/2028	1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.46%	8/16/2022	8/16/2028	2	2	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.52%	8/16/2022	8/16/2028	2	2	2		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.47%	8/16/2022	8/16/2028	1	1	1		(6)(9)
ADPD Holdings LLC	Term Loan	SOFR	+	6.00%	(S)	10.52%	8/16/2022	8/16/2028	78	77	71		(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	5.50% (2.00% PIK)	(Q)	11.99%	6/29/2022	6/29/2028	59	55	43		(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	5.50% (2.00% PIK)	(Q)	11.99%	6/29/2022	6/29/2028	809	806	633		(2)(6)(9)
Castleworks Home Services Company	Term Loan	SOFR	+	5.50% (2.00% PIK)	(Q)	11.99%	6/28/2023	6/29/2028	7,151	7,092	5,577		(6)(9)
Express Wash Acquisition Company, LLC	Revolver	N/A					4/10/2025	4/10/2031	—	(2)	—		(2)(6)(9)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.25%	(Q)	10.58%	4/10/2025	4/10/2031	1,328	1,316	1,328		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.25%	(Q)	10.58%	4/10/2025	4/10/2031	1,727	1,710	1,727		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	10.41%	6/2/2022	9/30/2027	342	341	313		(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	10.41%	6/2/2022	9/30/2027	444	443	407		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	9.41%	6/2/2022	9/30/2027	3,125	3,120	2,867		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	9.41%	6/2/2022	9/30/2027	2,404	2,400	2,206		(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	10.41%	6/2/2022	9/30/2027	761	760	699		(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	10.41%	6/2/2022	9/30/2027	989	987	907		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	10.41%	6/2/2022	9/30/2027	219	219	201		(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	10.41%	6/2/2022	9/30/2027	285	284	261		(1)(6)
										19,615	17,245	4.48%
Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.30%	11/29/2023	4/16/2027	$310	$305	$310		(6)(9)
										305	310	0.08%
Electronic Equipment, Instruments & Components
Alert SRC Newco LLC	Revolver	N/A					12/11/2024	12/11/2030	$—	$(8)	$—		(2)(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.28%	12/11/2024	12/11/2030	161	158	161		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.22%	12/11/2024	12/11/2030	805	792	805		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.17%	12/11/2024	12/11/2030	234	230	234		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.14%	12/11/2024	12/11/2030	120	119	120		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.17%	12/11/2024	12/11/2030	40	39	40		(2)(6)(9)
Alert SRC Newco LLC	Term Loan	SOFR	+	5.00%	(Q)	9.32%	12/11/2024	12/11/2030	6,194	6,111	6,194		(1)(6)
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.00%	6/2/2022	12/21/2027	7,231	7,231	7,231		(1)(6)
										14,672	14,785	3.84%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.26%	6/2/2022	4/7/2028	$717	$715	$712		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.00%	(M)	9.26%	6/2/2022	4/7/2028	7,545	7,490	7,489		(1)(6)
Velocity Buyer, Inc.	Revolver	N/A					1/24/2025	1/24/2031	—	(24)	—		(2)(6)(9)
Velocity Buyer, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.57%	1/24/2025	1/24/2031	5,317	5,244	5,317		(6)(9)
										13,425	13,518	3.52%
Financial Services
RWA Wealth Partners, LLC	Revolver	SOFR	+	4.75%	(Q)	8.75%	11/15/2024	11/15/2030	$83	$67	$83		(2)(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.98%	11/15/2024	11/15/2030	398	382	398		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.88%	11/15/2024	11/15/2030	277	266	277		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.75%	11/15/2024	11/15/2030	156	149	156		(2)(6)(9)
RWA Wealth Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.94%	11/15/2024	11/15/2030	8,568	8,492	8,568		(1)(6)
										9,356	9,482	2.47%
Food Products
Hissho Parent, LLC	Revolver	N/A					8/8/2024	5/18/2029	$—	$(4)	$—		(2)(6)(9)
Hissho Parent, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.73%	8/8/2024	5/18/2029	3,457	3,430	3,457		(1)(6)
Hometown Food Company	Term Loan	SOFR	+	4.50%	(M)	8.75%	6/13/2025	12/3/2030	2,944	2,921	2,944		(1)(6)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.71%	9/28/2022	5/14/2029	5	5	5		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.63%	9/28/2022	5/14/2029	18	18	18		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.59%	9/28/2022	5/14/2029	32	32	32		(2)(6)(9)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(M)	11.50%	9/28/2022	5/14/2029	104	104	104		(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.40%	4/14/2023	5/14/2029	68	68	68		(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.57%	3/3/2025	5/14/2029	1,666	1,658	1,666		(6)(9)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.75%	(S)	10.05%	6/2/2022	10/22/2029	7,939	7,873	7,879		(1)(6)
SHF Holdings, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.82%	1/22/2025	1/22/2030	22	21	21		(6)(9)
SHF Holdings, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.72%	1/22/2025	1/22/2030	25	25	25		(6)(9)
SHF Holdings, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.50%	1/22/2025	1/22/2030	43	43	42		(6)(9)
SHF Holdings, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.50%	1/22/2025	1/22/2030	29	28	28		(2)(6)(9)
SHF Holdings, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.50%	1/22/2025	1/22/2030	1,500	1,481	1,478		(6)(9)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.00% (3.00% PIK)	(M)	12.78%	6/2/2022	8/2/2027	6,489	6,050	2,206		(2)(6)(9)(13)
VG Target Holdings, LLC	Term Loan	PRIME	+	(9.50% PIK)	(Q)	16.75%	7/18/2025	8/2/2027	251	251	917		(6)(9)(13)
										24,004	20,890	5.43%
Ground Transportation
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	11.19%	6/2/2022	2/3/2028	$5,004	$5,000	$4,628		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	11.19%	10/4/2024	2/3/2028	205	203	190		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	11.19%	6/2/2022	2/3/2028	943	942	873		(6)(9)
VTC Buyer Corp.	Delayed Draw Term Loan	N/A					7/15/2025	7/15/2031	—	(6)	(12)		(2)(6)(9)
VTC Buyer Corp.	Delayed Draw Term Loan	N/A					7/15/2025	7/15/2031	—	(4)	(9)		(2)(6)(9)
VTC Buyer Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.57%	7/15/2025	7/15/2031	1,597	1,573	1,573		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

VTC Buyer Corp.	Term Loan	N/A					7/15/2025	7/15/2031	—	(7)	(8)		(2)(6)(9)
										7,701	7,235	1.88%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Revolver	N/A					6/12/2025	5/16/2031	$—	$(18)	$—		(2)(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	N/A					6/12/2025	5/16/2031	—	(10)	—		(2)(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	N/A					6/12/2025	5/16/2031	—	(10)	—		(2)(6)(9)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	5.00%	(S)	9.17%	6/12/2025	5/16/2031	6,974	6,889	6,974		(1)(6)
BioCare Medical, LLC	Term Loan	SOFR	+	7.00%	(M)	11.26%	11/18/2022	12/9/2027	1,303	1,283	1,303		(6)(9)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.76%	6/2/2022	12/6/2027	1,275	1,274	1,230		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.76%	6/2/2022	12/6/2027	2,956	2,954	2,853		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.76%	6/2/2022	12/6/2027	345	345	333		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.76%	6/2/2022	12/6/2027	246	246	237		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	10.18%	9/16/2022	12/6/2027	10	10	9		(1)(6)
Pediatric Home Respiratory Services, LLC	Revolver	SOFR	+	5.00%	(S)	9.25%	12/23/2024	12/23/2030	200	195	200		(6)(9)
Pediatric Home Respiratory Services, LLC	Revolver	SOFR	+	5.00%	(S)	9.24%	12/23/2024	12/23/2030	250	244	250		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	N/A					6/2/2022	12/23/2030	—	(10)	—		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.00%	(S)	9.25%	12/23/2024	12/23/2030	498	493	498		(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.00%	(S)	9.25%	12/23/2024	12/23/2030	10,945	10,846	10,945		(1)(6)
SunMed Group Holdings, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.06%	11/22/2024	6/16/2028	1,754	1,743	1,754		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	9.85%	7/22/2024	6/30/2028	37	37	36		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(M)	9.99%	7/22/2024	6/30/2028	53	52	52		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	9.88%	7/22/2024	6/30/2028	21	21	21		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(M)	10.01%	7/22/2024	6/30/2028	48	47	46		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	9.84%	7/22/2024	6/30/2028	53	52	52		(6)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(M)	9.99%	7/22/2024	6/30/2028	1,267	1,252	1,232		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.18%	7/22/2024	6/30/2028	2,392	2,361	2,326		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.85%	6/2/2022	6/30/2028	4,824	4,800	4,691		(1)(6)
										35,096	35,042	9.11%
Health Care Providers & Services

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

ACP Vault Acquisition, Inc.	Revolver	SOFR	+	5.25%	(Q)	9.25%	9/3/2024	9/3/2029	$259	$238	$249	(2)(6)(9)
ACP Vault Acquisition, Inc.	Delayed Draw Term Loan	N/A					9/3/2024	9/3/2029	—	(15)	(15)	(2)(6)(9)
ACP Vault Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.25%	9/3/2024	9/3/2029	330	325	328	(6)(9)
ACP Vault Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.25%	9/3/2024	9/3/2029	10,890	10,710	10,808	(1)(6)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.99%	1/29/2025	1/29/2031	129	118	129	(6)(9)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.76%	1/29/2025	1/29/2031	88	81	88	(2)(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(S)	8.82%	1/29/2025	1/29/2031	257	251	257	(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(S)	8.76%	1/29/2025	1/29/2031	129	126	129	(2)(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(S)	8.95%	1/29/2025	1/29/2031	1,283	1,265	1,283	(6)(9)
Apex Dental Partners, LLC	Revolver	N/A					10/29/2024	10/29/2030	—	(6)	—	(2)(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.33%	10/29/2024	10/29/2030	84	82	84	(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.31%	10/29/2024	10/29/2030	1,613	1,582	1,613	(2)(6)(9)
Apex Dental Partners, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.31%	10/29/2024	10/29/2030	7,159	7,096	7,159	(1)(6)
Bebright MSO, LLC	Revolver	N/A					6/3/2024	6/3/2030	—	(19)	—	(2)(6)(9)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.75%	6/3/2024	6/3/2030	4,903	4,822	4,903	(6)(9)
Bebright MSO, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.75%	6/3/2024	6/3/2030	6,108	6,007	6,108	(1)(6)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	9.50%	11/1/2024	11/1/2030	461	450	461	(2)(6)(9)
Eventus Buyer, LLC	Delayed Draw Term Loan	N/A					11/1/2024	11/1/2030	—	(11)	—	(2)(6)(9)
Eventus Buyer, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.50%	11/1/2024	11/1/2030	6,369	6,284	6,369	(1)(6)
Eye Health America, LLC	Revolver	SOFR	+	5.25%	(Q)	9.25%	7/26/2022	7/26/2028	72	66	71	(2)(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.25%	7/26/2022	7/26/2028	2,645	2,624	2,639	(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.25%	2/14/2025	7/26/2028	165	165	164	(2)(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.25%	2/14/2025	7/26/2028	253	249	253	(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.25%	7/26/2022	7/26/2028	4,074	4,036	4,064	(1)(6)
Gen4 Dental Partners OPCO, LLC	Revolver	N/A					5/13/2024	5/13/2030	—	(9)	(12)	(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Delayed Draw Term Loan	N/A					5/13/2024	5/13/2030	—	(18)	(47)	(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Term Loan	SOFR	+	5.75%	(M)	9.89%	5/13/2024	5/13/2030	8,672	8,530	8,499	(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.23%	6/2/2022	6/10/2028	557	556	557	(6)(9)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	9.23%	6/2/2022	6/10/2028	724	722	724	(1)(6)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(Q)	9.23%	6/2/2022	6/10/2028	4,027	4,019	4,027	(6)(9)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(Q)	9.23%	6/2/2022	6/10/2028	5,234	5,224	5,234	(1)(6)
MWD Management, LLC	Revolver	SOFR	+	5.00%	(M)	9.26%	6/15/2022	6/15/2027	167	163	167	(2)(6)(9)
MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.26%	6/15/2022	6/15/2027	1,945	1,937	1,945	(1)(6)
MWD Management, LLC	Term Loan	SOFR	+	5.00%	(M)	9.26%	6/15/2022	6/15/2027	2,425	2,406	2,425	(1)(6)
NBPT Acquisition LLC	Revolver	N/A					3/3/2025	2/15/2030	—	(4)	(2)	(2)(6)(9)
NBPT Acquisition LLC	Delayed Draw Term Loan	N/A					3/3/2025	3/3/2030	—	(9)	(10)	(2)(6)(9)
NBPT Acquisition LLC	Term Loan	SOFR	+	5.00%	(Q)	9.29%	3/3/2025	3/3/2030	5,182	5,134	5,156	(1)(6)
OIS Management Services, LLC	Revolver	N/A					11/16/2022	11/16/2028	—	(9)	—	(2)(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.75%	6/2/2022	11/16/2028	1,881	1,848	1,881	(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.75%	8/21/2024	11/16/2028	3,495	3,462	3,495	(2)(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.75%	11/16/2022	11/16/2028	4,875	4,788	4,875	(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.26%	6/2/2022	3/31/2026	4,139	4,137	3,653	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.26%	6/2/2022	3/31/2026	5,041	5,038	4,449	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.26%	6/2/2022	3/31/2026	3,441	3,439	3,036	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.66%	7/17/2024	7/17/2029	350	345	350	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.80%	7/17/2024	7/17/2029	318	313	318	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.66%	7/17/2024	7/17/2029	137	134	137	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.79%	7/17/2024	7/17/2029	102	100	102	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.82%	7/17/2024	7/17/2029	251	247	251	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.83%	7/17/2024	7/17/2029	301	296	301	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.82%	7/17/2024	7/17/2029	297	292	297	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.81%	7/17/2024	7/17/2029	102	100	102	(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.81%	7/17/2024	7/17/2029	143	141	143		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.81%	7/17/2024	7/17/2029	135	133	135		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.70%	7/17/2024	7/17/2029	428	421	428		(6)(9)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.81%	7/17/2024	7/17/2029	10,890	10,711	10,890		(1)(6)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.81%	7/17/2024	7/17/2029	2,666	2,622	2,666		(6)(9)
U.S. Urology Partners, LLC	Revolver	N/A					4/8/2025	4/8/2032	—	(10)	—		(2)(6)(9)
U.S. Urology Partners, LLC	Delayed Draw Term Loan	N/A					4/8/2025	4/8/2032	—	(10)	—		(2)(6)(9)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.50%	4/8/2025	4/8/2032	7,106	7,022	7,106		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.75%	7/15/2022	7/15/2028	89	88	87		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.07%	7/15/2022	7/15/2028	843	837	826		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	10.05%	7/15/2022	7/15/2028	583	578	571		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.92%	7/15/2022	7/15/2028	372	369	364		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.07%	7/15/2022	7/15/2028	4,850	4,850	4,753		(1)(6)
US Health Partners Management, LLC	Revolver	N/A					1/12/2024	1/11/2030	—	—	—		(2)(6)(9)
US Health Partners Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.00%	1/12/2024	1/11/2030	27	27	27		(2)(6)(9)
US Health Partners Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.00%	1/12/2024	1/11/2030	33	32	33		(6)(9)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.96%	6/9/2022	12/21/2026	1,167	1,163	1,167		(1)(6)
USN Opco, LLC	Delayed Draw Term Loan	N/A					11/15/2024	12/21/2026	—	(3)	—		(2)(6)(9)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.21%	3/26/2024	12/21/2026	2,422	2,399	2,422		(1)(6)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(Q)	10.21%	11/15/2024	12/21/2026	276	272	276		(6)(9)
										131,349	130,948	34.05%
Health Care Technology

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

BRG Acquisition Co., LLC	Revolver	N/A					7/26/2022	7/26/2028	$—	$(6)	$(27)		(2)(6)(9)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(M)	10.16%	12/27/2023	7/26/2028	2,948	2,908	2,837		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(M)	9.76%	7/26/2022	7/26/2028	6,693	6,621	6,392		(1)(6)
Healthfuse, LLC	Revolver	N/A					1/10/2025	1/10/2031	—	(19)	—		(2)(6)(9)
Healthfuse, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.33%	1/10/2025	1/10/2031	5,475	5,400	5,475		(1)(6)
Healthfuse, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.33%	1/10/2025	1/10/2031	998	984	997		(6)(9)
Lightspeed Buyer, Inc.	Revolver	N/A					12/2/2024	2/3/2027	—	(2)	—		(2)(6)(9)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.91%	12/2/2024	2/3/2027	5,530	5,496	5,530		(6)(9)
Lightspeed Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.75%	12/2/2024	2/3/2027	3,330	3,308	3,330		(6)(9)
Xifin, Inc.	Revolver	N/A					7/31/2025	7/31/2031	—	(5)	(2)		(2)(6)(9)
Xifin, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.00%	7/31/2025	7/31/2031	2,609	2,596	2,596		(1)(6)
										27,281	27,128	7.05%
Hotels, Restaurants & Leisure
Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(M)	10.26%	12/13/2022	7/31/2026	$4,850	$4,790	$4,850		(1)(6)
										4,790	4,850	1.26%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(M)	10.01%	6/2/2022	11/9/2027	$9,314	$9,293	$9,127		(1)(6)
										9,293	9,127	2.37%
Insurance
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.15%	6/2/2022	6/2/2026	$494	$493	$477		(1)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	10.15%	6/2/2022	6/2/2026	1,282	1,281	1,240		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.15%	6/2/2022	6/2/2026	1,216	1,215	1,177		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.15%	6/2/2022	6/2/2026	6,916	6,909	6,691		(1)(6)
										9,898	9,585	2.49%
IT Services
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.00%	8/24/2022	12/21/2027	$9,797	$9,751	$9,797		(1)(6)
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.00%	8/13/2024	12/21/2027	786	781	786		(1)(6)
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.00%	1/23/2025	12/21/2027	144	143	144		(6)(9)
Concord III, L.L.C.	Revolver	SOFR	+	6.25%	(Q)	10.25%	12/20/2023	12/20/2028	157	154	157		(2)(6)(9)
Concord III, L.L.C.	Term Loan	SOFR	+	6.25%	(Q)	10.25%	12/20/2023	12/20/2028	4,311	4,241	4,311		(1)(6)
Distinct Holdings, Inc.	Revolver	N/A					7/18/2024	7/18/2029	—	(8)	(32)		(2)(6)(9)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.75%	7/18/2024	7/18/2029	970	957	951		(6)(9)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.75%	7/18/2024	7/18/2029	10,890	10,737	10,672		(1)(6)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	8.75%	6/2/2022	3/10/2028	8,380	8,320	8,380		(1)(6)
										35,076	35,166	9.14%
Life Sciences Tools & Services

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

KL Charlie Acquisition Company	Revolver	N/A					9/5/2023	12/30/2026	$—	$(1)	$—		(2)(6)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.26%	3/17/2023	12/30/2026	3	3	3		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.26%	6/2/2022	12/30/2026	3,178	3,162	3,178		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.00%	(M)	9.26%	3/17/2023	12/30/2026	2	2	2		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.00%	(M)	9.26%	11/26/2024	12/30/2026	615	611	615		(1)(6)
Molecular Designs, LLC	Term Loan	SOFR	+	4.50%	(M)	8.64%	9/9/2024	10/4/2027	2,247	2,216	2,247		(1)(6)
										5,993	6,045	1.57%

Personal Care Products
Accupac, LLC	Revolver	SOFR	+	7.00%	(Q)	11.32%	12/31/2024	12/31/2029	$217	$210	$175		(6)(9)
Accupac, LLC	Revolver	SOFR	+	7.00%	(Q)	11.25%	12/31/2024	12/31/2029	217	210	175		(6)(9)
Accupac, LLC	Revolver	SOFR	+	7.00%	(Q)	11.00%	12/31/2024	12/31/2029	217	210	175		(2)(6)(9)
Accupac, LLC	Term Loan	SOFR	+	7.00%	(Q)	11.00%	12/31/2024	12/31/2029	8,897	8,744	8,029		(6)(9)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.35%	6/2/2022	7/28/2026	5,478	5,478	5,368		(1)(6)
KL Bronco Acquisition, Inc.	Revolver	N/A					6/30/2022	6/30/2028	—	(7)	(2)		(2)(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.88%	6/30/2022	6/30/2028	1,411	1,396	1,407		(2)(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.16%	6/30/2022	6/30/2028	3,811	3,771	3,801		(1)(6)
										20,012	19,128	4.97%
Pharmaceuticals
Advantage HCS LLC	Term Loan	SOFR	+	5.50%	(Q)	9.73%	11/8/2023	11/8/2029	$10,835	$10,590	$10,835		(1)(6)
Advantage HCS LLC	Term Loan	SOFR	+	5.50%	(Q)	9.73%	11/8/2023	11/8/2029	1,447	1,414	1,447		(6)(9)
Leiters, Inc.	Revolver	SOFR	+	6.00%	(Q)	10.42%	9/29/2023	6/29/2028	11	11	11		(2)(6)(9)
Leiters, Inc.	Revolver	PRIME	+	5.00%	(Q)	12.50%	9/29/2023	6/29/2028	77	74	75		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.30%	9/29/2023	6/29/2028	478	468	470		(6)(9)
NS and Associates LLC	Revolver	N/A					9/9/2025	8/6/2030	—	(7)	(7)		(2)(6)(9)
NS and Associates LLC	Term Loan	SOFR	+	5.25%	(Q)	9.50%	9/9/2025	8/6/2030	7,032	6,927	6,927		(6)(9)
										19,477	19,758	5.14%
Professional Services
Amplify Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.75%	9/17/2025	9/17/2032	$4,783	$4,747	$4,747		(6)(9)
Basin Innovation Group, LLC	Revolver	N/A					12/6/2024	12/6/2030	—	(16)	—		(2)(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.95%	12/6/2024	12/6/2030	1,443	1,423	1,443		(2)(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	4.75%	(S)	8.93%	12/6/2024	12/6/2030	694	685	694		(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	4.75%	(S)	8.93%	12/6/2024	12/6/2030	10,918	10,771	10,918		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

DRML Holdings LLC	Revolver	N/A					3/14/2025	3/14/2031	—	(18)	—		(2)(6)(9)
DRML Holdings LLC	Delayed Draw Term Loan	N/A					3/14/2025	3/14/2031	—	(14)	—		(2)(6)(9)
DRML Holdings LLC	Term Loan	SOFR	+	4.75%	(Q)	8.75%	3/14/2025	3/14/2031	6,633	6,541	6,633		(6)(9)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.35%	6/2/2022	10/29/2027	689	689	679		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.35%	6/2/2022	10/29/2027	8,495	8,484	8,368		(1)(6)
UHY Advisors, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.74%	11/22/2024	11/21/2031	136	121	136		(2)(6)(9)
UHY Advisors, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.75%	11/22/2024	11/21/2031	417	386	417		(2)(6)(9)
UHY Advisors, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.95%	11/22/2024	11/21/2031	6,590	6,530	6,590		(1)(6)
										40,329	40,625	10.56%
Software
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.66%	8/12/2022	7/20/2029	$97	$93	$87		(6)(9)
QM Buyer, Inc.	Revolver	N/A					12/6/2024	12/6/2030	—	(15)	—		(2)(6)(9)
QM Buyer, Inc.	Delayed Draw Term Loan	N/A					12/6/2024	12/6/2030	—	(15)	—		(2)(6)(9)
QM Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.00%	12/6/2024	12/6/2030	6,867	6,775	6,867		(1)(6)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.00%	(Q)	9.00%	11/26/2024	8/30/2029	10,639	10,629	10,639		(1)(6)
										17,467	17,593	4.57%
Textiles, Apparel & Luxury Goods
BPCP NSA Intermedco, Inc.	Revolver	N/A					5/17/2024	5/17/2030	$—	$(12)	$—		(2)(6)(9)
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.91%	5/17/2024	5/17/2030	421	415	421		(6)(9)
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.91%	5/17/2024	5/17/2030	869	858	869		(2)(6)(9)
BPCP NSA Intermedco, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.91%	5/17/2024	5/17/2030	6,471	6,391	6,471		(1)(6)
										7,652	7,761	2.02%
Trading Companies & Distributors
Easy Ice, LLC	Revolver	SOFR	+	5.40%	(Q)	9.71%	10/30/2024	10/30/2030	$30	$25	$28		(6)(9)
Easy Ice, LLC	Revolver	SOFR	+	5.40%	(Q)	9.57%	10/30/2024	10/30/2030	30	25	28		(2)(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.40%	10/30/2024	10/30/2030	163	157	159		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.71%	10/30/2024	10/30/2030	89	86	87		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.60%	10/30/2024	10/30/2030	64	62	62		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.39%	10/30/2024	10/30/2030	40	39	39		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Easy Ice, LLC	Term Loan	SOFR	+	5.40%	(Q)	9.71%	10/30/2024	10/30/2030		6,688	6,599	6,654		(1)(6)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(M)	8.88%	3/1/2023	3/1/2029		84	79	83		(6)(9)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(M)	8.92%	3/1/2023	3/1/2029		67	63	66		(6)(9)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(M)	8.91%	3/1/2023	3/1/2029		8	8	8		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.91%	3/1/2023	3/1/2029		385	377	384		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.91%	3/1/2023	3/1/2029		385	377	384		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.91%	8/30/2024	3/1/2029		386	381	383		(2)(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.91%	8/30/2024	3/1/2029		1,239	1,229	1,235		(1)(6)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.91%	3/1/2023	3/1/2029		2,019	1,977	2,014		(1)(6)
MES Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.34%	9/24/2024	10/1/2027		923	911	923		(6)(9)
MES Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.15%	9/24/2024	10/1/2027		2,831	2,795	2,831		(6)(9)
											15,190	15,368	4.00%

Total Senior Secured First Lien Loans											671,277	657,682	171.01%
Equity
Automobile Components
M&D Parent Holdings, LLC	Class B Units								5,144		518	527		(3)(9)
											518	527	0.14%
Chemicals
MDI Aggregator LP	Common Units								8,380		838	1,223		(3)(9)
Techmer BB Aggregator, LP	Limited Partnership Units								348		348	—		(3)(9)
											1,186	1,223	0.32%
Commercial Services & Supplies
Chimney Rock 3G Co-Invest	Equity Co-Invest								125,000		127	118		(3)(9)
Lav Gear Intermediate Holdings, INC.	Class A Units								5,939		681	713		(3)(9)
RFI Group Holdings, L.P.	Class A Units								3,000		300	473		(3)(9)
											1,108	1,304	0.34%
Construction & Engineering
HT Investors, LLC	A1 Units								3,481		347	283		(3)(9)
360 Partners, LLC	Class A Units								1,998		220	220		(3)(9)
											567	503	0.13%
Containers & Packaging

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Oliver Investors, LP	Class A Units							6,406		608	—		(3)(9)
Oliver Investors, LP	Class D Units							152		8	—		(3)(9)
										616	—	0.00%
Diversified Consumer Services
FS NU Investors, LP	Class A Units							5,000		500	170		(3)(9)
FS NU Investors, LP	Class C Units							253		26	51		(3)(9)
										526	221	0.06%
Ground Transportation
VTC Buyer Corp	Class A-1 Units							178,434		178	178		(3)(9)
										178	178	0.05%
Health Care Technology
BRG Group Holdings, LLC	Class A Units							612,419		626	401		(3)(9)
Xifin, Inc.	Class D Units							11,507		220	220		(3)(9)
										846	621	0.16%
Personal Care Products
KLC Fund 1-C1 LP	Limited Partnership Units							605,769		607	606		(3)(9)
										607	606	0.16%

Total Equity										6,152	5,183	1.35%
Subtotal Non-Controlled/Non-Affiliated Investments										677,429	662,865	172.36%

Controlled Investments:													(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 13.50%	12/31/36		174,368	169,550	156,931		(2)(4)(5)
										$169,550	$156,931	40.81%

Subtotal Controlled Investments										$169,550	$156,931	40.81%
Total Investments, September 30, 2025										$846,979	$819,796	213.17%

Cash Equivalents:
State Street Institutional U.S. Government Money Market Fund						7-Day Yield 4.09%			$22,466	$22,466	$22,466		(14)(15)
										$22,466	$22,466	5.84%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2025

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Subtotal Cash Equivalents	$22,466	$22,466	5.84%
Total investments and Cash Equivalents	$869,445	$842,262	219.01%

Derivative Instruments

Description	Hedging Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	2026 Notes	8.10%	USD-SOFR-Compound + 4.226%	CIBC Bank USA	12/21/2026	$25,000	$61	$—	$61	(7)
Interest rate swap	2028 Notes	8.20%	USD-SOFR-Compound + 4.595%	CIBC Bank USA	12/21/2028	25,000	106	—	106	(7)
Total						$50,000	$167	$—	$167

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of September 30, 2025.

^ Percentage is based on net assets of $384,577 as of September 30, 2025.

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

(2) The investment had an unfunded commitment as of September 30, 2025 (See "Note 8. Commitments"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2025, total qualifying assets at fair value represented 81.6% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of September 30, 2025 (See "Note 4. Fair Value Measurements").

(8) Par Amount, Amortized Cost, and Fair Value are less than $1,000.

(9) The investment or a portion thereof was held by the Company or VCC Equity Holdings, LLC, a wholly owned subsidiary of the Company, and was pledged as collateral under the SMBC Facility (See "Note 6. Borrowings").

(10) As of September 30, 2025, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments for further information on letters of credit commitments related to certain portfolio companies.

(11) As of September 30, 2025, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments for further information on letters of credit commitments related to certain portfolio companies.

(12) The investment was current on cash interest payments and was on non-accrual status with respect to the portion of the interest that is PIK interest only as of September 30, 2025. See "Note 2. Significant Accounting Policies" for more information.

(13) The investment was on non-accrual status as of September 30, 2025.

(14) The rate shown is the annualized seven-day yield as of September 30, 2025.

(15) This investment represents a Level 1 security in the ASC 820 fair value hierarchy as of September 30, 2025 (See "Note 4. Fair Value Measurements").

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
September 30, 2025
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

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings"). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under the JPM Facility before its termination on November 26, 2024 (See Note 6. Borrowings"), held no collateral assets, effective as of December 31, 2024. VSDLP holds the Company’s interest in the SDLP (as defined below). VCC CLO Depositor wholly owns VCC CLO 1, LLC ("VCC CLO"), which was formed for the purpose of issuing a term debt securitization and VCC CLO is consolidated in the Company's consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of September 30, 2025, the Company held approximately $31.9 million in cash and cash equivalents. As of December 31, 2024, the Company held approximately $69.6 million in cash and cash equivalents.

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

For the three and nine months ended September 30, 2025, the Company did not incur any organizational expenses. The Company did not incur any organizational expenses for the three months ended September 30, 2024 and, for the nine months ended September 30, 2024, the Company incurred and expensed $0.2 million of organizational expenses.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three and nine months ended September 30, 2025, the Company earned PIK interest of $0.6 million and $2.0 million, respectively, reflected on the accompanying consolidated statements of operations as part of interest income. For the three and nine months ended September 30, 2024, the Company earned PIK interest of $0.7 million and $1.2 million, respectively.

When the Company does not expect the borrower will be able to pay future accruals of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of September 30, 2025, the Company had an investment in one portfolio company that was current on cash interest payments and was on non-accrual status with respect to its PIK interest only.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, the Company did not earn any PIK fee income, respectively.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2025, certain loans in one portfolio company held by the Company were on non-accrual with an aggregate amortized cost of $6.1 million and fair value of $2.2 million. As of December 31, 2024 there were no loans on non-accrual.

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

Level 1 – Valuations are based on quoted prices in active markets for identical assets and liabilities that the Company can access as of the measurement date. Valuation utilizing Level 1 inputs do not require any degree of judgment. The type of investments generally included in Level 1 are publicly-traded securities.

Level 2 – Valuations are based on (i) quoted prices for similar instruments in active markets; (ii) quoted prices for which identical or similar instruments in markets that are not active that are reflective of recent market transactions; or (iii) models in which all significant inputs are observable, either directly or indirectly. The types of investments generally included in Level 2 are restricted securities listed in active markets, corporate bonds, and certain loans.

Level 3 – Valuations are based on indicative quotes that do not reflect recent market transactions and models or other valuation techniques in which the inputs are unobservable and significant to the fair value measurement, which includes situations where there is little, if any, market activity for the asset or liability. The inputs used in determination of fair value require significant judgment and estimation. The types of investments generally included in Level 3 are privately held debt and equity securities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. In January 2025, the FASB issued ASU 2025-01 to clarify ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance and does not expect a material impact to the consolidated financial statements.

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$671,277	79.3%	$657,682	80.3%
Equity	6,152	0.7	5,183	0.6
Subordinated Certificates of the SDLP	169,550	20.0	156,931	19.1
Total Investments	$846,979	100.0%	$819,796	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$634,455	77.1%	$627,526	78.0%
Equity	4,780	0.6	4,437	0.6
Subordinated Certificates of the SDLP	183,982	22.3	172,152	21.4
Total Investments	$823,217	100.0%	$804,115	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$169,550	20.0%	$156,931	19.1%
Health Care Providers & Services	131,349	15.5	130,948	16.0
Commercial Services & Supplies	49,583	5.9	50,131	6.1
Automobile Components	41,528	4.9	38,952	4.8
Professional Services	40,329	4.8	40,625	5.0
Health Care Equipment & Supplies	35,096	4.1	35,042	4.3
IT Services	35,076	4.1	35,166	4.3
Distributors	29,457	3.5	28,931	3.5
Chemicals	28,847	3.4	29,100	3.6
Health Care Technology	28,127	3.3	27,749	3.4
Food Products	24,004	2.8	20,890	2.6
Containers & Packaging	20,543	2.4	15,098	1.9
Personal Care Products	20,619	2.4	19,734	2.4
Diversified Consumer Services	20,141	2.4	17,466	2.1
Pharmaceuticals	19,477	2.3	19,758	2.4
Software	17,467	2.1	17,593	2.1
Trading Companies & Distributors	15,190	1.8	15,368	1.9
Electronic Equipment, Instruments & Components	14,672	1.7	14,785	1.8
Energy Equipment & Services	13,425	1.6	13,518	1.6
Aerospace & Defense	11,529	1.4	11,595	1.4
Insurance	9,898	1.2	9,585	1.2
Beverages	9,848	1.2	9,938	1.2
Financial Services	9,356	1.1	9,482	1.2
Household Products	9,293	1.1	9,127	1.1
Construction & Engineering	8,501	1.0	8,513	1.0
Ground Transportation	7,879	0.9	7,413	0.9
Textiles, Apparel & Luxury Goods	7,652	0.9	7,761	0.9
Air Freight & Logistics	6,772	0.8	6,701	0.8
Life Sciences Tools & Services	5,993	0.7	6,045	0.7
Hotels, Restaurants & Leisure	4,790	0.6	4,850	0.6
Consumer Staples Distribution & Retail	683	0.1	691	0.1
Diversified Telecommunication Services(2)	305	0.0	310	0.0
Total Investments	$846,979	100.00%	$819,796	100.00%

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

Transactions With Controlled/Affiliated Companies

During the nine months ended September 30, 2025, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2024	Purchases of Investments	Payment-in-kind and other adjustments to cost	Principal repayments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2025	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$172,152	$17,692	$(1,678)	$(30,446)	$(789)	$—	$156,931	$16,226

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of September 30, 2025 and December 31, 2024, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates. SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of September 30, 2025 and December 31, 2024, the Company and ARCC had agreed to make capital available to the SDLP in the aggregate totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of September 30, 2025 and December 31, 2024, the Company has funded $174.4 million and $187.1 million, respectively, of its commitment to the SDLP and had $31.9 million and $19.2 million in unfunded commitments remaining available to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $169.6 million and $156.9 million, respectively, as of September 30, 2025, and $184.0 million and $172.2 million, respectively, as of December 31, 2024. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 12.5% and 13.5%, respectively, as of September 30, 2025, and 13.5% and 14.4%, respectively, as of December 31, 2024. For the three and nine months ended September 30, 2025, the Company earned interest income of $5.3 million and $16.2 million, respectively, from its investment in the Subordinated Certificates. For the three and nine months ended September 30, 2024, the Company earned interest income of $6.5 million and $21.5 million, respectively, from its investment in the Subordinated Certificates. As of September 30, 2025 and December 31, 2024, $5.3 million and $8.2 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of September 30, 2025 and December 31, 2024, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2025, there were investments in one portfolio company on non-accrual status. As of December 31, 2024, loans in two portfolio companies were on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2025 and December 31, 2024 (dollars in millions):

	As of September 30, 2025	As of December 31, 2024
Total first lien senior secured loans(1)	$4,518	$4,759
Largest loan to a single borrower(1)	$418	$400
Total of five largest loans to borrower(1)	$1,706	$1,692
Number of borrowers in the SDLP	23	20
Commitments to fund delayed draw loans (2)	$260	$489

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of September 30, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.40%	08/31/2028	42,263	41,293	33,388	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.40%	08/31/2028	36,801	35,956	29,073	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.40%	08/31/2028	2,397	2,342	1,893	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.40%	08/31/2028	26,244	25,642	20,733	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.40%	08/31/2028	178,403	174,307	140,938	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	3.00%(5.00% PIK)	(Q)	12.20%	05/19/2027	35,336	31,270	15,145	(2)(3)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	3.00%(5.00% PIK)	(Q)	12.20%	05/19/2027	211,224	188,958	90,531	(2)(3)
									499,768	331,701
Chemicals
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	9.41%	07/26/2030	117,425	117,425	117,425	(2)
									117,425	117,425
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.87%	08/20/2031	3,722	3,722	3,722	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.87%	08/20/2031	81,701	81,701	81,701	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.68%	(M)	8.87%	08/20/2031	224,338	224,338	224,338	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.90%	10/13/2027	46,470	46,470	44,611	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.90%	10/13/2027	194,351	194,351	186,577	(2)
									550,581	540,948
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	01/02/2032	182,957	182,957	182,957	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(M)	8.50%	01/02/2032	4,461	4,461	4,461	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.38%	(M)	6.38%	08/27/2032	8,649	8,649	8,563	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.47%	11/21/2029	65,515	65,515	65,515	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.39%	11/21/2029	257,931	257,931	257,931	(2)
									519,514	519,427
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.95%	12/23/2030	48,723	48,723	48,723	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.95%	12/23/2030	119,791	119,791	119,791	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.91%	12/23/2030	248,952	248,952	248,952	(2)
									417,466	417,466
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.99%	09/29/2031	8,327	8,327	8,223	(2)
									8,327	8,223
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.82%	11/05/2031	50,772	50,772	50,772	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.82%	11/05/2031	218,846	218,846	218,846	(2)
									269,618	269,618
Financial Services
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.00%	(M)	8.33%	03/11/2031	23,439	23,439	23,439	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.00%	(M)	8.15%	03/11/2031	116,583	116,583	116,583	(2)
									140,022	140,022
Food Products
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3.00%(3.50% PIK)	(Q)	10.59%	12/10/2029	29,424	28,701	23,245	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00%(3.50% PIK)	(Q)	10.92%	12/10/2029	47,344	46,182	37,402	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00%(3.50% PIK)	(Q)	10.92%	12/10/2029	14,032	13,688	11,086	(2)

Manna Pro Products, LLC	Term Loan	SOFR	+	3.00%(3.50% PIK)	(Q)	10.92%	12/10/2029	177,910	173,542	140,549	(2)
									262,113	212,281
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.66%	07/31/2031	227,213	227,213	227,213	(2)
									227,213	227,213
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	4.00%	(Q)	8.00%	11/03/2031	111,938	111,938	111,938	(2)
									111,938	111,938
Hotels, Restaurants & Leisure
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.66%	03/31/2031	15,843	15,843	15,843	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.66%	03/31/2031	43,141	43,141	43,141	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.50%	(M)	8.66%	03/31/2031	229,297	229,297	229,297	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.32%	06/29/2029	59,250	59,250	59,250	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.32%	06/29/2029	41,642	41,642	41,642	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.00%	06/29/2029	166,175	166,175	166,175	(2)
									555,348	555,348
Household Durables
LHS BORROWER, LLC	Term Loan	SOFR	+	5.25%	(M)	9.41%	09/04/2031	19,700	19,700	19,503	(2)
									19,700	19,503
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.17%	11/09/2027	26,460	26,460	25,402	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.01%	11/09/2027	40,044	40,044	38,442	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.01%	11/09/2027	300,038	300,038	288,036	(2)
									366,542	351,880
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.91%	10/31/2031	4,436	4,436	4,436	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.91%	10/31/2031	122,043	122,043	122,043	(2)
									126,479	126,479
Machinery
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.75%	(M)	8.91%	08/06/2032	240,212	240,212	239,010	(2)
									240,212	239,010
Software
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.65%	11/30/2027	13,005	13,005	12,875	(2)
									13,005	12,875
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(M)	11.26%	12/14/2027	32,913	32,913	31,267	(2)
									32,913	31,267

Total Investments, September 30, 2025									$4,478,182	$4,232,624

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of September 30, 2025.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of September 30, 2025.

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

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2024.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of September 30, 2025	As of December 31, 2024

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,478 and $4,591, respectively)	$4,233	$4,390
Restricted cash	118	425
Other Assets	18	24
Total assets	$4,369	$4,839

Senior notes	$3,156	$3,428
Intermediate funding notes	118	130
Interest payable	55	65
Other liabilities	50	59
Total liabilities	3,379	3,682
Members' capital	990	1,157
Total liabilities and members' capital	$4,369	$4,839

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Selected Consolidated Statement of Operation Information:
Total revenues	$99	$137	$311	$420
Total expenses	59	79	187	241
Net unrealized appreciation/(depreciation)	(3)	68	(42)	(4)
Net realized gain/(loss)	—	(93)	2	(93)
Net income/(loss)	$37	$33	$84	$82

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

After performing the investment analysis and income analysis for the nine months ended September 30, 2025, the Company determined that the SDLP generated more than 10% of the Company's total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$87	$657,595	$657,682
Equity	—	—	5,183	5,183
Subordinated Certificates of the SDLP	—	—	156,931	156,931
Total investments at fair value	$—	$87	$819,709	$819,796
Total investments at fair value				$819,796
Cash Equivalents
Money Market Funds	22,466	—	—	22,466
Total cash equivalents	$22,466	$—	$—	$22,466
Interest rate swaps	—	167	—	167
Total interest rate swaps	$—	$167	$—	$167

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2025 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2024	$627,439	$4,437	$172,152	$804,028
Purchases	149,837	994	17,692	168,523
Payment-in-kind and other adjustments to cost	1,397	682	(1,678)	401
Principal repayments	(115,845)	(301)	(30,446)	(146,592)
Net realized gains/(losses)	(614)	—	—	(614)
Net amortization of premium/discount	2,045	—	—	2,045
Net change unrealized gains/(losses)	(6,664)	(629)	(789)	(8,082)
Balance as of September 30, 2025	$657,595	$5,183	$156,931	$819,709
Net change unrealized appreciation/(depreciation) for investments still held as of September 30, 2025	$(13,589)	$(969)	$(12,619)	$(27,177)

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

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. For the nine months ended September 30, 2025, there were no investments transferred in/out of the Level 3 category. For the year ended December 31, 2024, there were no investments transferred in/out of the Level 3 category.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$583,477	Income Approach (DCF)	Discount Rate	6.1% - 36.1%	9.4%
Senior Secured First Lien Term Loans	44,699	Recent Transaction	Transaction Prices	98.5% - 100.0%	99.3%
Senior Secured First Lien Term Loans	26,296	Recovery	EV/EBITDA	9.1x - 11.0x	9.7x
Senior Secured First Lien Term Loans	3,123	Recovery	EV/GP	2.2x - 2.2x	2.2x
Equity	1,221	Market Approach	Market Multiple	10.6x -29.0x	17.0x
Equity	2,631	Income Approach (DCF)	Long Term Growth Rate, Discount Rate	6.8% - 14.6%	7.5%
		Market Approach	EBITDA Multiple	8.7x - 20.3x	13.3x
Equity	1,331	Recent Transaction	Recent Transaction	100.0% - 100.0%	100.0%
Subordinated Certificates of the SDLP	156,931	Income Approach (DCF)	Discount Rate	7.5% - 7.5%	7.5%
Total	$819,709

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

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate interest rate risk exposures. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes (as defined in "Note 6. Borrowings"), the Company entered into an interest rate swap agreement with CIBC Bank USA ("CIBC"). As of September 30, 2025 and December 31, 2024, the Company had two outstanding interest rates swaps that were designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to each interest rate swap contract was CIBC.

Certain information related to the Company's derivative instruments as of September 30, 2025 is presented in the consolidated statements of assets and liabilities as follows:

As of September 30, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$61	$—	Other Assets
Interest rate swap	25,000	12/21/2028	106	—	Other Assets
Total	$50,000		$167	$—

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

The Company records its derivatives on a net basis in the consolidated statements of assets and liabilities. The Company has a master netting agreement with its derivative counterparty that allows for the right to offset by counterparty. As of September 30, 2025 there have been no offsets.

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2025, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$—	$—
Total		$—	$—

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

Net realized gain (loss) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2025, is presented in the consolidated statements of operations as follows:

Derivative Instrument	Consolidated Statements of Operations Location	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Interest rate swaps	Net realized gain (loss) on derivatives	$—	$—
Total		$—	$—

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

Each of the interest rate swap agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations. As of September 30, 2025, the termination fair value of derivatives in a net liability position related to these agreements was $0.1 million. As of September 30, 2025, the Company had not posted any collateral related to these agreements.

If the Company had breached any of these provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of September 30, 2025, the Company's asset coverage ratio was 182.93%.

The Company’s outstanding debt as of September 30, 2025 and December 31, 2024 was as follows (dollars in thousands):

	As of September 30, 2025				As of December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
SMBC Facility	195,000	31,600	31,600	31,600	195,000	50,000	50,000	50,000
2026 Notes(1)(2)	25,000	25,000	24,971	25,000	25,000	25,000	24,750	25,000
2028 Notes(1)(2)	25,000	25,000	24,989	25,000	25,000	25,000	24,364	25,000
VCC CLO(1)	377,500	377,500	375,059	377,500	377,500	377,500	374,895	377,500
Total borrowings outstanding	$622,500	$459,100	$456,619	$459,100	$622,500	$477,500	$474,009	$477,500

(1) Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(2) As of September 30, 2025, the carrying values of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $0.0 million and $0.1 million, respectively, each resulting from a hedge accounting relationship. As of December 31, 2024, the carrying values of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $(0.1) million and $(0.5) million, respectively, each resulting from a hedge accounting relationship.

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the JPM Facility for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025(1)	2024	2025(1)	2024
JPM Facility interest	$—	$5,114	$—	$14,930
JPM Facility unused fees	—	74	—	276
Amortization of debt issuance costs	—	125	—	371
Total interest and financing expenses related to the JPM Facility	$—	$5,313	$—	$15,577
Weighted average outstanding debt balance of the JPM Facility	$—	$261,307	$—	$251,684
Weighted average interest rate of the JPM Facility (annualized)	—	7.8%	—	7.9%

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the CIBC Facility for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025(1)	2024	2025(1)	2024
CIBC Facility interest	$—	$490	$—	$1,715
CIBC Facility unused fees	—	16	—	98
Amortization of debt issuance costs	—	26	—	143
Total interest and financing expenses related to the CIBC Facility	$—	$532	$—	$1,956
Weighted average outstanding debt balance of the CIBC Facility	$—	$22,100	$—	$28,496
Weighted average interest rate of the CIBC Facility (annualized)	—	8.8%	—	8.0%

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

At September 30, 2025 and December 31, 2024, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
SMBC Facility interest	$535	$716	$1,862	$716
SMBC Facility unused fees	159	66	453	66
Amortization of debt issuance costs	89	51	263	51
Total interest and financing expenses related to the SMBC Facility	$783	$833	$2,578	$833
Weighted average outstanding debt balance of the SMBC Facility	$31,220	$38,196	$37,037	$12,825
Weighted average interest rate of the SMBC Facility (annualized)	6.8%	7.5%	6.7%	7.5%

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

The 2024 Debt Securitization is backed by a diversified portfolio of middle market commercial loans and participation interests therein, which is managed by the Company pursuant to a collateral management agreement entered into with VCC CLO on the Closing Date (the “Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The Debt is scheduled to mature on October 20, 2036; however, the Debt may be redeemed by VCC CLO, at the written direction of (i) a majority of the Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after November 26, 2026.

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

At September 30, 2025 and December 31, 2024, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
VCC CLO interest	$5,945	$—	$17,791	$—
Amortization of debt issuance costs	55	—	165	—
Total interest and financing expenses related to VCC CLO	$6,000	$—	$17,956	$—
Weighted average outstanding debt balance of VCC CLO	$377,500	$—	$377,500	$—
Weighted average interest rate of VCC CLO (annualized)	6.3%	—	6.3%	—

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

At September 30, 2025 and December 31, 2024, the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
2026 Notes interest	$569	$506	$1,707	$1,518
2028 Notes interest	575	513	1,725	1,539
Amortization of debt issuance costs	25	25	73	73
Effect of interest rate swap	108	170	237	560
Total	$1,277	$1,214	$3,742	$3,690
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	9.9%	9.5%	9.8%	9.7%
Weighted average outstanding balance	50,000	50,000	50,000	50,000

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

For the three and nine months ended September 30, 2025, the Company incurred base management fees to the Adviser of $1.6 million and $4.7 million, respectively.

For the three and nine months ended September 30, 2024, the Company incurred base management fees to the Adviser of $1.4 million and $4.2 million, respectively.

As of September 30, 2025 and December 31, 2024, $1.6 million and $1.5 million, respectively, was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2025, the Company incurred an Income Incentive Fee of $2.0 million and $3.3 million, respectively.

For the three and nine months ended September 30, 2024, the Company incurred an Income Incentive Fee of $1.8 million and $5.4 million, respectively.

As of September 30, 2025 and December 31, 2024, $2.0 million and $0.2 million, respectively, was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not incur a Capital Gains Incentive Fee.

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

For the three and nine months ended September 30, 2025, the Company recorded administrator expenses of $0.2 million and $0.7 million, respectively.

For the three and nine months ended September 30, 2024, the Company recorded administrator expenses of $0.3 million and $0.9 million, respectively.

As of September 30, 2025 and December 31, 2024, the Company had $0.5 million and $0.6 million, respectively, in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

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

As of September 30, 2025 and December 31, 2024, there were no Fronted Amounts advanced by the Company from Varagon.

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

Note 8. Commitments

Unfunded commitments

As of September 30, 2025 and December 31, 2024, the Company had commitments under loan and financing agreements to fund up to $110.7 million to 67 portfolio companies and $112.5 million to 53 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, including underlying investments in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The Company's commitment to fund commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2025 and December 31, 2024 are shown in the table below (dollars in thousands):

Issuer	As of September 30, 2025	As of December 31, 2024
360 Partners LLC	3,044	—
360 Partners LLC	1,739	—
3G Intermediate, Inc.	—	1,333
3G Intermediate, Inc.	400	667
Accupac, LLC	652	1,304
ACP Oak Buyer, Inc.	1,665	553
ACP Oak Buyer, Inc.	1,498	—
ACP Oak Buyer, Inc.	1,665	—
ACP Vault Acquisition, Inc.	1,036	1,036
ACP Vault Acquisition, Inc.	1,943	1,943
ADPD Holdings, LLC	—	6
ADPD Holdings, LLC	—	11
ADPD Holdings, LLC	—	2
Advanced Web Technologies Holding Company	258	235
Advanced Web Technologies Holding Company	608	845
Alert SRC Newco LLC	652	2,013
Alert SRC Newco LLC	604	604
Allergy & Clinical MidCo, LLC	2,354	—
Allergy & Clinical MidCo, LLC	257	—
Apex Dental Partners, LLC	759	759
Apex Dental Partners, LLC	2,088	2,172
Basin Innovation Group, LLC	329	1,773
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	—	285
Bebright MSO, LLC	1,237	1,237
Big Bucks Acquisition Corporation	756	—
Boulder Scientific Company, LLC	71	—
BPCP NSA Intermedco, Inc.	988	1,409
BPCP NSA Intermedco, Inc.	996	996
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	52	105
Distinct Holdings, Inc.	1,590	1,590
DRML Holdings LLC	2,000	—
DRML Holdings LLC	1,333	—
Easy Ice, LLC	1,143	1,352
Easy Ice, LLC	—	1,500
Easy Ice, LLC	690	750
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	404	750
Express Wash Acquisition Company, LLC	180	115
Eye Health America, LLC	184	475
Eye Health America, LLC	528	600
FS Squared Holding Corp.	—	203
FS Squared Holding Corp.	60	95
FS Squared Holding Corp.	14	46
Gen4 Dental Partners OPCO, LLC	586	585
Gen4 Dental Partners OPCO, LLC	2,342	2,927
Graffiti Buyer, Inc.	1,213	1,213
Healthfuse, LLC	1,442	—
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	25	—
HLSG Intermediate, LLC	121	—
Horizon Freight Holdings, Inc.	1,543	1,543

Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	634	757
HTI Intermediate, LLC	657	536
HTI Intermediate, LLC	—	321
Hub Pen Company, LLC	472	629
JTM Foods LLC	23	2
KL Bronco Acquisition, Inc.	364	482
KL Bronco Acquisition, Inc.	714	1,250
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	865	1,251
Krayden Holdings, Inc.	678	837
Krayden Holdings, Inc.	—	386
Krayden Holdings, Inc.	—	386
Lav Gear Intermediate Holdings, INC.	73	—
Leiters, Inc.	56	167
Lightspeed Buyer, Inc.	318	318
Lightspeed Buyer, Inc.	—	8,843
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	1,002	1,763
MDI Buyer, Inc.	280	220
MDI Buyer, Inc.	1,837	—
Municipal Emergency Services, Inc.	—	2,472
MWD Management, LLC	333	300
NBPT Acquisition LLC	1,998	—
NBPT Acquisition LLC	444	—
NS and Associates LLC	468	—
OIS Management Services, LLC	1,550	2,563
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	9
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	800	1,050
QM Buyer, Inc.	2,306	2,306
QM Buyer, Inc.	1,153	1,153
RBS Buyer Inc.	918	—
RBS Buyer Inc.	551	—
RFI Buyer, Inc.	11	11
RFI Buyer, Inc.	155	—
RFI Buyer, Inc.	1,154	—
RWA Wealth Partners, LLC	6,111	6,511
RWA Wealth Partners, LLC	1,861	1,944
Senior Direct Lending Program, LLC	8,720	17,005
SGA Dental Partners Opco, LLC	—	1,491
SHF Holdings, Inc.	25	—
SI Holdings, Inc.	—	522
Source Holding Delaware, LLC	675	—
Source Holding Delaware, LLC	1,730	—
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
UHY Advisors, Inc.	1,617	1,753
UHY Advisors, Inc.	6,207	6,623
US Health Partners Management, LLC	22	22

US Health Partners Management, LLC	11	11
U.S. Urology Partners, LLC	853	—
U.S. Urology Partners, LLC	1,706	—
USN Opco, LLC	556	556
USSC Holding Corp.	285	518
Velocity Buyer, Inc.	1,781	—
VG Target Holdings, LLC	82	—
VTC Buyer Corp	583	—
VTC Buyer Corp	505	—
VTC Buyer Corp	832	—
Xifin, Inc.	474	—
Zavation Medical Products, LLC	—	101
Zep Holdco Inc.	840	—
Total Unfunded Commitments	$110,698	$112,456

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of September 30, 2025, the Company had cash of $31.9 million, available borrowings under the SMBC Facility of $163.0 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

Also included within commitments, as of September 30, 2025 and December 31, 2024, were commitments to issue up to $0.2 million and $0.1 million, respectively, in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2025, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

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

For the three and nine months ended September 30, 2025, the Company accrued $0.1 million and $0.2 million, respectively, for directors' fees and expenses. For the three and nine months ended September 30, 2024, the Company accrued $0.1 million and $0.2 million, respectively, for directors' fees and expenses. As of September 30, 2025 and December 31, 2024, the Company had $0.1 million and $0.1 million respectively, in "Directors' fees and expenses payable" in the accompanying consolidated statements of assets and liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$13,762	$12,858	$23,419	$37,659
Weighted average shares outstanding	41,532,617	41,519,357	41,529,939	41,515,078
Earnings per share (basic and diluted)	$0.33	$0.31	$0.56	$0.91

Capital Activity

The Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.01 per share. The Company intends to offer and sell its shares of common stock to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act) in a private placement in reliance on Regulation D and Regulation S, as applicable. The Fundraising Period commenced when the Company held the Initial Closing on June 2, 2022 and entered into subscription agreements in which investors made capital commitments to purchase shares of common stock (the “Subscription Agreements”), providing private placement of the Company’s shares of common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice for three (3) years following the date of the closing in which an investor's Capital Commitment was accepted (an investor's "Commitment Period"). The investor's Commitment Period in connection with the Initial Closing ended on June 2, 2025. Notwithstanding the foregoing, prior to a Public Listing, the Company may, at any time, call an Investor's Commitment Period after the Commitment Period under certain circumstances as set forth in the Subscription Agreement, including, but not limited to, paying the Company's expenses and making follow-on investments.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022, in connection with the Merger.

As of September 30, 2025, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 remaining undrawn) is from Varagon and current officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through September 30, 2025 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through September 30, 2025 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Quarterly	August 6, 2025	September 30, 2025	October 17, 2025	0.2400	9,944	2,644	24
Special	August 6, 2025	September 30, 2025	October 17, 2025	0.0185	766	204	2
Total					$144,706	$49,210	$483

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

As of September 30, 2025, and December 31, 2024, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three and nine months ended September 30, 2025 and the year ended December 2024, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no uncertain tax positions as of and through September 30, 2025, and December 31, 2024.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of September 30, 2025, and December 31, 2024.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company's federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024 (dollars in thousands, except per share data):

	For the Nine Months ended September 30, 2025	For the Nine Months ended September 30, 2024
Per Share Data: (1)
Net asset value, beginning of period	$9.47	$9.71
Net investment income (loss)	0.77	0.91
Net unrealized appreciation (depreciation) on investments	(0.20)	0.02
Net realized gains (losses) on investments	(0.01)	—
Net realized gains (losses) on extinguishment of debt	—	(0.02)
Net increase (decrease) in net assets resulting from operations	0.56	0.91
Distributions of net investment income to shareholders (2)	(0.78)	(0.88)
Issuance of common stock	—	—
Net asset value per share, end of period(3)	$9.26	$9.74
Number of shares outstanding, end of period	41,533,090	41,520,143
Total return based on net asset value (4)(5)	6.13%	9.65%
Net assets attributable to shareholders, end of period	$384,577	$404,536

Ratio to average net assets attributable to shareholders:
Average net assets	$386,985	$404,484
Total expenses (6)	12.29%	11.11%
Total expenses (other than incentive fee) (6)	11.43%	9.78%
Net investment income (6)	11.39%	12.94%
Interest expense and credit facility fees (6)	8.39%	7.28%

Ratios/Supplemental Data:
Asset coverage, end of period (7)	182.93%	208.52%
Weighted average shares outstanding	41,529,939	41,515,078
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%
Average debt outstanding (8)	$464,557	$343,005
Average debt outstanding per share	$11.19	$8.26
Portfolio turnover (5)	18.14%	17.38%
Year of formation	2019	2019

(1) The per share data was derived by using the weighted average shares outstanding.

(2) Distributions declared per common share was calculated as the sum of distributions on common stock declared during the year divided by the number of shares of common stock outstanding at each respective quarter-end date.

(3) Net asset value per share, end of period for the nine months ended September 30, 2025 does not foot due to rounding.

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

Note 14. Subsequent Events

Management has evaluated subsequent events through November 7, 2025, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2025 except as disclosed below:

Dividend Declaration

On November 5, 2025, the Board declared a dividend of $0.2400 per share and a special dividend of $0.0185 per share, both payable on January 16, 2026 to shareholders of record as of the close of business on December 31, 2025.

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

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings" in our consolidated audited financial statements). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under the JPM Facility before its termination on November 26, 2024 (See "Note 6. Borrowings"), held no collateral assets, effective as of December 31, 2024. VSDLP holds the Company's interest in the SDLP (as defined below). VCC CLO Depositor wholly owns VCC CLO 1, LLC ("VCC CLO"), which was formed for the purpose of issuing a term debt securitization and VCC CLO is consolidated in the Company's consolidated financial statements.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of September 30, 2025, the Company's asset coverage ratio was 182.93%.

Portfolio and Investment Activity

As of September 30, 2025, our portfolio had a fair value of approximately $819.8 million. The following table summarizes our portfolio and investment activity during the nine months ended September 30, 2025 (dollars in thousands):

Nine Months ended September 30,
2025
Investments made in new portfolio companies	$95,745
Investments made in existing portfolio companies	$72,778
Aggregate amount in exits and repayments	$(146,592)
Net investment activity	$21,931

Portfolio Companies, at beginning of period	99
Number of new portfolio companies	17
Number of exited portfolio companies	(9)
Portfolio companies, at end of period	107

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$671,277	79.3%	$657,682	80.3%
Equity	6,152	0.7	5,183	0.6
Subordinated Certificates of the SDLP	169,550	20.0	156,931	19.1
Total Investments	$846,979	100.0%	$819,796	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	10.0%	11.8%	10.5%	11.2%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	12.5%	13.5%	13.5%	14.3%
Total	10.5%	12.2%	11.2%	11.9%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of September 30, 2025 and 2.0 as of December 31, 2024.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	As of September 30, 2025		As of December 31, 2024
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$18,536	2.3%	$20,996	2.6%
2	758,984	92.6	743,105	92.4
3	28,131	3.4	40,014	5.0
4	—	—	—	—
5	14,145	1.7	—	—
Total	$819,796	100.0%	$804,115	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing(1)	$834,777	99.3%	$818,437	100.0%
Non-Accrual	6,050	0.7	—	—
Total	$840,827	100.0%	$818,437	100.0%

(1) As of September 30, 2025, the Company had an investment in one portfolio company that was current on cash interest payments and was on non-accrual status with respect to the portion of the interest that is PIK interest only.

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of September 30, 2025 and December 31, 2024, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of September 30, 2025 and December 31, 2024, the Company and ARCC had agreed to make capital available to the SDLP in the aggregate totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of September 30, 2025 and December 31, 2024, the Company has funded $174.4 million and $187.1 million, respectively, of its commitment to the SDLP and had $31.9 million and $19.2 million in unfunded commitments remaining available to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $169.6 million and $156.9 million, respectively, as of September 30, 2025, and $184.0 million and $172.2 million, respectively, as of December 31, 2024. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 12.5% and 13.5%, respectively, as of

September 30, 2025, and 13.5% and 14.4%, respectively, as of December 31, 2024. For the three and nine months ended September 30, 2025, the Company earned interest income of $5.3 million and $16.2 million, respectively, from its investment in the Subordinated Certificates. For the three and nine months ended September 30, 2024, the Company earned interest income of $6.5 million and $21.5 million, respectively, from its investment in the Subordinated Certificates. As of September 30, 2025 and December 31, 2024, $5.3 million and $8.2 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of September 30, 2025 and December 31, 2024, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2025, there was an investment in one portfolio company on non-accrual status. As of December 31, 2024, loans in two portfolio companies were on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2025 and December 31, 2024 (dollars in millions):

	As of September 30, 2025	As of December 31, 2024
Total first lien senior secured loans(1)	$4,518	$4,759
Largest loan to a single borrower(1)	$418	$400
Total of five largest loans to borrower(1)	$1,706	$1,692
Number of borrowers in the SDLP	23	20
Commitments to fund delayed draw loans (2)	$260	$489

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of September 30, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par	Amortized Cost	Fair Value	Footnotes
Senior Secured First Lien Loans
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.40%	08/31/2028	42,263	41,293	33,388	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.40%	08/31/2028	36,801	35,956	29,073	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.40%	08/31/2028	2,397	2,342	1,893	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.40%	08/31/2028	26,244	25,642	20,733	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.40%	08/31/2028	178,403	174,307	140,938	(2)
North Haven Falcon Buyer, LLC	Delayed Draw Term Loan	SOFR	+	3.00%(5.00% PIK)	(Q)	12.20%	05/19/2027	35,336	31,270	15,145	(2)(3)
North Haven Falcon Buyer, LLC	Term Loan	SOFR	+	3.00%(5.00% PIK)	(Q)	12.20%	05/19/2027	211,224	188,958	90,531	(2)(3)
									499,768	331,701
Chemicals
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	9.41%	07/26/2030	117,425	117,425	117,425	(2)
									117,425	117,425
Commercial Services & Supplies
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.87%	08/20/2031	3,722	3,722	3,722	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.87%	08/20/2031	81,701	81,701	81,701	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.68%	(M)	8.87%	08/20/2031	224,338	224,338	224,338	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.90%	10/13/2027	46,470	46,470	44,611	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.90%	10/13/2027	194,351	194,351	186,577	(2)
									550,581	540,948
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.80%	01/02/2032	182,957	182,957	182,957	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(M)	8.50%	01/02/2032	4,461	4,461	4,461	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.38%	(M)	6.38%	08/27/2032	8,649	8,649	8,563	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.47%	11/21/2029	65,515	65,515	65,515	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.39%	11/21/2029	257,931	257,931	257,931	(2)
									519,514	519,427
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.95%	12/23/2030	48,723	48,723	48,723	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.95%	12/23/2030	119,791	119,791	119,791	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.91%	12/23/2030	248,952	248,952	248,952	(2)
									417,466	417,466
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.99%	09/29/2031	8,327	8,327	8,223	(2)
									8,327	8,223
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.82%	11/05/2031	50,772	50,772	50,772	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.82%	11/05/2031	218,846	218,846	218,846	(2)
									269,618	269,618
Financial Services
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.00%	(M)	8.33%	03/11/2031	23,439	23,439	23,439	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.00%	(M)	8.15%	03/11/2031	116,583	116,583	116,583	(2)
									140,022	140,022
Food Products

Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3.00%(3.50% PIK)	(Q)	10.59%	12/10/2029	29,424	28,701	23,245	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00%(3.50% PIK)	(Q)	10.92%	12/10/2029	47,344	46,182	37,402	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00%(3.50% PIK)	(Q)	10.92%	12/10/2029	14,032	13,688	11,086	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00%(3.50% PIK)	(Q)	10.92%	12/10/2029	177,910	173,542	140,549	(2)
									262,113	212,281
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.66%	07/31/2031	227,213	227,213	227,213	(2)
									227,213	227,213
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	4.00%	(Q)	8.00%	11/03/2031	111,938	111,938	111,938	(2)
									111,938	111,938
Hotels, Restaurants & Leisure
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.66%	03/31/2031	15,843	15,843	15,843	(2)
Concert Golf Partners Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.66%	03/31/2031	43,141	43,141	43,141	(2)
Concert Golf Partners Holdco LLC	Term Loan	SOFR	+	4.50%	(M)	8.66%	03/31/2031	229,297	229,297	229,297	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.32%	06/29/2029	59,250	59,250	59,250	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.32%	06/29/2029	41,642	41,642	41,642	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.00%	06/29/2029	166,175	166,175	166,175	(2)
									555,348	555,348
Household Durables
LHS BORROWER, LLC	Term Loan	SOFR	+	5.25%	(M)	9.41%	09/04/2031	19,700	19,700	19,503	(2)
									19,700	19,503
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.17%	11/09/2027	26,460	26,460	25,402	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.01%	11/09/2027	40,044	40,044	38,442	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	10.01%	11/09/2027	300,038	300,038	288,036	(2)
									366,542	351,880
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.91%	10/31/2031	4,436	4,436	4,436	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.91%	10/31/2031	122,043	122,043	122,043	(2)
									126,479	126,479
Machinery
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.75%	(M)	8.91%	08/06/2032	240,212	240,212	239,010	(2)
									240,212	239,010
Software
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.65%	11/30/2027	13,005	13,005	12,875	(2)
									13,005	12,875
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(M)	11.26%	12/14/2027	32,913	32,913	31,267	(2)
									32,913	31,267

Total Investments, September 30, 2025									$4,478,182	$4,232,624

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of September 30, 2025.

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of September 30, 2025.

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

(2) Loan includes interest rate floor feature.

(3) The investment was on non-accrual status as of December 31, 2024.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of September 30, 2025	As of December 31, 2024

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,478 and $4,591, respectively)	$4,233	$4,390
Restricted cash	118	425
Other Assets	18	24
Total assets	$4,369	$4,839

Senior notes	$3,156	$3,428
Intermediate funding notes	118	130
Interest payable	55	65
Other liabilities	50	59
Total liabilities	3,379	3,682
Members' capital	990	1,157
Total liabilities and members' capital	$4,369	$4,839

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Selected Consolidated Statement of Operation Information:
Total revenues	$99	$137	$311	$420
Total expenses	59	79	187	241
Net unrealized appreciation/(depreciation)	(3)	68	(42)	(4)
Net realized gain/(loss)	—	(93)	2	(93)
Net income/(loss)	$37	$33	$84	$82

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

After performing the investment analysis and income analysis for the three and nine months ended September 30, 2025, the Company determined that the SDLP generated more than 10% of the Company's total income. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Results of Operations

Set forth below is a comparison of our results of operations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Total investment income	$22,964	$24,401	$68,540	$72,815
Total expenses (including excise tax expense)	12,958	12,112	36,425	35,033
Net investment income	10,006	12,289	32,115	37,782
Net realized gain (loss)	(614)	(816)	(614)	(753)
Net change in unrealized appreciation (depreciation)	4,370	1,385	(8,082)	630
Net increase in net assets resulting from operations	$13,762	$12,858	$23,419	$37,659
Net investment income per share - basic and diluted	$0.24	$0.30	$0.77	$0.91
Net increase in net assets resulting from operations per share - basic and diluted	$0.33	$0.31	$0.56	$0.91

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

Investment income decreased to $23.0 million and $68.5 for the three and nine months ended September 30, 2025, respectively, compared to $24.4 million and $72.8 million for the three and nine months ended September 30, 2024, which was due to a decrease in the yield on the Subordinated Certificates, a decrease in SOFR rates, as well as certain loans in one portfolio company being placed on non-accrual status.

Operating Expenses

Expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Base management fees	$1,594	$1,442	$4,723	$4,199
Income-based incentive fees	1,966	1,837	3,346	5,380
Professional fees	914	469	2,710	1,663
Administrator expenses	243	270	707	905
Interest expenses	7,732	7,509	23,322	20,978
Credit facility fees	328	383	954	1,078
Directors’ fees and expenses	72	79	230	230
Organizational expenses	—	—	—	155
Insurance expenses	6	19	17	172
Other general and administrative	103	104	416	273
Total expenses	$12,958	$12,112	$36,425	$35,033

Total expenses increased to $13.0 million and $36.4 million for the three and nine months ended September 30, 2025, respectively, from $12.1 million and $35.0 million for the three and nine months ended September 30, 2024.

Management and Incentive Fees

Management fees for the three and nine months ended September 30, 2025 increased from the comparable period in the prior year primarily due to an increase in our invested balance. Incentive fees on income for the three months ended September 30, 2025 increased from the comparable period in the prior year primarily due to the unrealized appreciation on the portfolio during the current period. For the nine months ended September 30, 2025, incentive fees on income decreased from the comparable period in the prior year primarily due to cumulative unrealized losses during the trailing twelve quarters as well as lower cumulative pre-incentive fee net investment income during the trailing twelve quarters in the current period.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees increased to $8.1 million and $24.3 million, respectively, for the three and nine months ended September 30, 2025 from $7.9 million and $22.1 million, respectively, for the three and nine months ended September 30, 2024. The increase was primarily attributable to increased interest expenses related to our term debt securitization that closed on November 26, 2024.

Net Realized Gains/Losses

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three and nine months ended September 30, 2025, we had realized losses of $(0.6) million and $(0.6) million, respectively, due to the restructuring of one of our portfolio investments.

For the three and nine months ended September 30, 2024, we had realized losses of $(0.8) million and $(0.8) million, respectively, due to the extinguishment of the CIBC Facility, the winddown of two interest rate swaps during the period, partially offset by an escrow payment from a previously realized investment.

Net Change in Unrealized Appreciation/Depreciation

For the three months ended September 30, 2025, we had $4.4 million of unrealized appreciation, which was primarily due to the adjustment of our investment in the Subordinated Certificates. For the nine months ended September 30, 2025, we had $(8.1) million of unrealized depreciation on portfolio investments, which was primarily due to the adjustment of a minority of portfolio investments facing operational difficulties.

For the three and nine months ended September 30, 2024, we had $1.4 million and $0.6 million, respectively, of unrealized appreciation primarily due to the adjustment on our investment in the Subordinated Certificates during the period.

Net Increase in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2025, the net increase in net assets resulting from operations was $13.8 million or $0.33 per share and $23.4 million or $0.56 per share, respectively. For the three and nine months ended September 30, 2024, the net increase in net assets resulting from operations was $12.9 million or $0.31 per share and $37.7 million or $0.91 per share, respectively.

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

As of September 30, 2025, we had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through September 30, 2025 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through September 30, 2025 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Quarterly	August 6, 2025	September 30, 2025	October 17, 2025	0.2400	9,944	2,644	24
Special	August 6, 2025	September 30, 2025	October 17, 2025	0.0185	766	204	2
Total					$144,706	$49,210	$483

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of September 30, 2025.

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the JPM Facility for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025(1)	2024	2025(1)	2024
JPM Facility interest	$—	$5,114	$—	$14,930
JPM Facility unused fees	—	74	—	276
Amortization of debt issuance costs	—	125	—	371
Total interest and financing expenses related to the JPM Facility	$—	$5,313	$—	$15,577
Weighted average outstanding debt balance of the JPM Facility	$—	$261,307	$—	$251,684
Weighted average interest rate of the JPM Facility (annualized)	—	7.8%	—	7.9%

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the CIBC Facility for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025(1)	2024	2025(1)	2024
CIBC Facility interest	$—	$490	$—	$1,715
CIBC Facility unused fees	—	16	—	98
Amortization of debt issuance costs	—	26	—	143
Total interest and financing expenses related to the CIBC Facility	$—	$532	$—	$1,956
Weighted average outstanding debt balance of the CIBC Facility	$—	$22,100	$—	$28,496
Weighted average interest rate of the CIBC Facility (annualized)	—	8.8%	—	8.0%

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

At September 30, 2025 and December 31, 2024, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
SMBC Facility interest	$535	$716	$1,862	$716
SMBC Facility unused fees	159	66	453	66
Amortization of debt issuance costs	89	51	263	51
Total interest and financing expenses related to the SMBC Facility	$783	$833	$2,578	$833
Weighted average outstanding debt balance of the SMBC Facility	$31,220	$38,196	$37,037	$12,825
Weighted average interest rate of the SMBC Facility (annualized)	6.8%	7.5%	6.7%	7.5%

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

The 2024 Debt Securitization is backed by a diversified portfolio of middle market commercial loans and participation interests therein, which is managed by the Company pursuant to a collateral management agreement entered into with VCC CLO on the Closing Date (the “Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The Debt is scheduled to mature on October 20, 2036; however, the Debt may be redeemed by VCC CLO, at the written direction of (i) a majority of the Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after November 26, 2026.

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

At September 30, 2025 and December 31, 2024, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
VCC CLO interest	$5,945	$—	$17,791	$—
Amortization of debt issuance costs	55	—	165	—
Total interest and financing expenses related to VCC CLO	$6,000	$—	$17,956	$—
Weighted average outstanding debt balance of VCC CLO	$377,500	$—	$377,500	$—
Weighted average interest rate of VCC CLO (annualized)	6.3%	—	6.3%	—

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

At September 30, 2025 and December 31, 2024, the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
2026 Notes interest	$569	$506	$1,707	$1,518
2028 Notes interest	575	513	1,725	1,539
Amortization of debt issuance costs	25	25	73	73
Effect of interest rate swap	108	170	237	560
Total	$1,277	$1,214	$3,742	$3,690
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	9.9%	9.5%	9.8%	9.7%
Weighted average outstanding balance	50,000	50,000	50,000	50,000

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2025 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	31,600	—	—	31,600	—
2026 Notes	25,000	—	25,000	—	—
2028 Notes	25,000	—	—	25,000	—
VCC CLO	377,500	—	—	—	377,500
Total debt obligations	$459,100	$—	$25,000	$56,600	$377,500

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2025 and December 31, 2024, we had commitments under loan and financing agreements to fund up to $110.7 million to 67 portfolio companies and $112.5 million to 53 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, including underlying investments in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2025 and December 31, 2024 are shown in the table below (dollars in thousands):

Issuer	As of September 30, 2025	As of December 31, 2024
360 Partners LLC	3,044	—
360 Partners LLC	1,739	—
3G Intermediate, Inc.	—	1,333
3G Intermediate, Inc.	400	667
Accupac, LLC	652	1,304
ACP Oak Buyer, Inc.	1,665	553
ACP Oak Buyer, Inc.	1,498	—
ACP Oak Buyer, Inc.	1,665	—
ACP Vault Acquisition, Inc.	1,036	1,036
ACP Vault Acquisition, Inc.	1,943	1,943
ADPD Holdings, LLC	—	6
ADPD Holdings, LLC	—	11
ADPD Holdings, LLC	—	2
Advanced Web Technologies Holding Company	258	235
Advanced Web Technologies Holding Company	608	845
Alert SRC Newco LLC	652	2,013
Alert SRC Newco LLC	604	604
Allergy & Clinical MidCo, LLC	2,354	—
Allergy & Clinical MidCo, LLC	257	—
Apex Dental Partners, LLC	759	759
Apex Dental Partners, LLC	2,088	2,172
Basin Innovation Group, LLC	329	1,773
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	—	285
Bebright MSO, LLC	1,237	1,237
Big Bucks Acquisition Corporation	756	—
Boulder Scientific Company, LLC	71	—
BPCP NSA Intermedco, Inc.	988	1,409
BPCP NSA Intermedco, Inc.	996	996
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	52	105
Distinct Holdings, Inc.	1,590	1,590
DRML Holdings LLC	2,000	—
DRML Holdings LLC	1,333	—
Easy Ice, LLC	1,143	1,352
Easy Ice, LLC	—	1,500
Easy Ice, LLC	690	750
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	404	750
Express Wash Acquisition Company, LLC	180	115
Eye Health America, LLC	184	475
Eye Health America, LLC	528	600
FS Squared Holding Corp.	—	203
FS Squared Holding Corp.	60	95
FS Squared Holding Corp.	14	46
Gen4 Dental Partners OPCO, LLC	586	585
Gen4 Dental Partners OPCO, LLC	2,342	2,927
Graffiti Buyer, Inc.	1,213	1,213
Healthfuse, LLC	1,442	—
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	25	—
HLSG Intermediate, LLC	121	—
Horizon Freight Holdings, Inc.	1,543	1,543

Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	634	757
HTI Intermediate, LLC	657	536
HTI Intermediate, LLC	—	321
Hub Pen Company, LLC	472	629
JTM Foods LLC	23	2
KL Bronco Acquisition, Inc.	364	482
KL Bronco Acquisition, Inc.	714	1,250
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	865	1,251
Krayden Holdings, Inc.	678	837
Krayden Holdings, Inc.	—	386
Krayden Holdings, Inc.	—	386
Lav Gear Intermediate Holdings, INC.	73	—
Leiters, Inc.	56	167
Lightspeed Buyer, Inc.	318	318
Lightspeed Buyer, Inc.	—	8,843
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	1,002	1,763
MDI Buyer, Inc.	280	220
MDI Buyer, Inc.	1,837	—
Municipal Emergency Services, Inc.	—	2,472
MWD Management, LLC	333	300
NBPT Acquisition LLC	1,998	—
NBPT Acquisition LLC	444	—
NS and Associates LLC	468	—
OIS Management Services, LLC	1,550	2,563
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	9
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	800	1,050
QM Buyer, Inc.	2,306	2,306
QM Buyer, Inc.	1,153	1,153
RBS Buyer Inc.	918	—
RBS Buyer Inc.	551	—
RFI Buyer, Inc.	11	11
RFI Buyer, Inc.	155	—
RFI Buyer, Inc.	1,154	—
RWA Wealth Partners, LLC	6,111	6,511
RWA Wealth Partners, LLC	1,861	1,944
Senior Direct Lending Program, LLC	8,720	17,005
SGA Dental Partners Opco, LLC	—	1,491
SHF Holdings, Inc.	25	—
SI Holdings, Inc.	—	522
Source Holding Delaware, LLC	675	—
Source Holding Delaware, LLC	1,730	—
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
UHY Advisors, Inc.	1,617	1,753
UHY Advisors, Inc.	6,207	6,623
US Health Partners Management, LLC	22	22

US Health Partners Management, LLC	11	11
U.S. Urology Partners, LLC	853	—
U.S. Urology Partners, LLC	1,706	—
USN Opco, LLC	556	556
USSC Holding Corp.	285	518
Velocity Buyer, Inc.	1,781	—
VG Target Holdings, LLC	82	—
VTC Buyer Corp	583	—
VTC Buyer Corp	505	—
VTC Buyer Corp	832	—
Xifin, Inc.	474	—
Zavation Medical Products, LLC	—	101
Zep Holdco Inc.	840	—
Total Unfunded Commitments	$110,698	$112,456

Also included within commitments, as of September 30, 2025 and December 31, 2024, were commitments to issue up to $0.2 million and $0.1 million, respectively, in letter of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2025, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three and nine months ended September 30, 2025, the Company earned PIK interest of $0.6 million and $2.0 million, respectively, reflected on the accompanying consolidated statements of operations as part of interest income. For the three and nine months ended September 30, 2024, the Company earned PIK interest of $0.7 million and $1.2 million, respectively.

When the Company does not expect the borrower will be able to pay future accrual of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of September 30, 2025, the Company had an investment in one portfolio company that was current on cash interest payments and was on non-accrual status with respect to its PIK interest only.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and nine months ended September 30, 2025 and 2024, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2025, certain loans in one portfolio company held by the Company were on non-accrual with an aggregate amortized cost of $6.1 million and a fair value of $2.2 million, respectively. As of December 31, 2024 there were no loans on non-accrual.

Recent Developments

Dividend Declaration

On November 5, 2025, the Board declared a dividend of $0.2400 per share and a special dividend of $0.0185 per share, both payable on January 16, 2026 to shareholders of record as of the close of business on December 31, 2025.

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

In September 2025, the Federal Reserve reduced its benchmark interest rate by 0.25% to the 4.00% to 4.25% range, marking the first rate cut of 2025. While the Federal Reserve has indicated potential for additional rate reductions in the fourth quarter of 2025, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings. Furthermore, in a lower interest rate environment, we could face a situation where our outstanding debt obligations carry higher coupon payments than newly issued debt, resulting in an increase in relative borrowing costs unless we are able to refinance at more favorable terms.

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

As of September 30, 2025, all income producing investments in our portfolio and the outstanding borrowings under the SMBC Credit Facility were at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2025, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense (1)	Investment Income
Up 300 basis points	$24,300	$13,800	$10,500
Up 200 basis points	16,200	9,200	7,000
Up 100 basis points	8,100	4,600	3,500
Down 100 basis points	(8,100)	(4,600)	(3,500)
Down 200 basis points	(16,200)	(9,200)	(7,000)
Down 300 basis points	(24,300)	(13,800)	(10,500)

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: November 7, 2025	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer