Form 10-K
period 2025-12-31
Varagon Capital Corp
filed 2026-03-18
CIK 1784700

dthatgho00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

As of December 31, 2025, there was no established public market for the Registrant’s common stock.

As of March 18, 2026, the registrant had 41,536,907 shares of common stock, $0.01 par value per share, outstanding.

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
•
the term "Man Group" refers to Man Group plc; and
•
the term “assets under management” refers to total capital commitments, including capital legally committed from equity investors in Varagon’s discretionary and non-discretionary vehicles under management and financing from leverage providers. As of December 31, 2025, of the approximately $14.3 billion of assets under management, approximately $13.9 billion was held in discretionary vehicles under management and approximately $0.4 billion was held in non-discretionary vehicles under management.

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
•
the impact of geopolitical conditions, including the ongoing conflicts between Ukraine and Russia and ongoing turmoil in Europe and the Middle East, and its impact on financial market volatility, global economic market, and various sectors, industries and markets for commodities globally;
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
•
the effect of legal, tax and regulatory changes on our business and on our portfolio companies; and
•
other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Item 1. Business

The Company — Varagon Capital Corporation

We are a Maryland corporation and an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Substantially concurrent with the Initial Closing (as defined below) and immediately prior to our election to be regulated as a BDC, Varagon Fund I, L.P. (“VF1”), a Delaware limited partnership that was formed on February 29, 2016 and a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act, merged with and into the Company, with the Company continuing in existence as the surviving entity in the merger (the “Merger”). As a result of the Merger, we acquired all of VF1’s assets and liabilities (the “Existing Portfolio”), including all VF1’s interests in the joint venture, Senior Direct Lending Program (“SDLP”), in exchange for shares of our common stock. In addition, immediately prior to our election to be regulated as a BDC, the Company purchased a portfolio of existing loans (the “Warehoused Portfolio” and together with the Existing Portfolio, the “Initial Portfolio”) from certain affiliates of the Adviser using proceeds from the Initial Closing and borrowings under its credit facility. On the date of the Initial Closing, immediately following the purchase of the Initial Portfolio, we elected to be regulated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated as a RIC under subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to U.S. federal income tax imposed at corporate rates on any net taxable income for such year.

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

From time to time, we may be exposed to significant market risk. See “Item 1.A.Risk Factors — Risks Related to our Business and Structure — We are Subject to Risks Related to Changes in Interest Rates.” Our investment portfolio may be concentrated in a relatively limited number of portfolio companies and industries from time to time. We are subject to certain investment restrictions with respect to leverage and type of investment. The Company, the Adviser and the Adviser’s affiliates will engage in certain origination activities and receive related structuring or similar fees.

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

Varagon Capital Partners, L.P.

Launched in 2014, Varagon is a leading direct lender to performing, sponsor-backed U.S. middle market companies, with approximately $14.3 billion of assets under management as of December 31, 2025. Man Group owns a majority interest in Varagon and Varagon management owns, directly or indirectly a minority interest in Varagon.

Varagon offers complete financing solutions through a flexible and competitive product suite to middle market businesses with EBITDA generally between $10 million and $75 million. From inception (June 2014) to December 31, 2025, Varagon has invested and managed (including co-investments) over $33.0 billion in performing, senior secured loan investments across more than 370 borrowers.

Varagon believes it has built a platform with a senior management team that has extensive experience investing across the capital structure. Varagon’s senior management team members share a common investment philosophy built on a framework of assessing companies with a disciplined, fundamentals-based, deep value-approach. As of December 31, 2025, Varagon had 78 employees, 45 of whom are dedicated investment professionals, with three primary offices located in New York, New York, Fort Worth, Texas, and Chicago, Illinois. Man Group is a global active investment management firm focused on delivering attractive risk adjusted performance for clients. Headquartered in London, Man Group manages $227.6 billion in assets under management as of December 31, 2025, and operates across multiple offices globally. Man Group is listed on the London Stock Exchange under the ticker “EMG” and is a constituent of the FTSE 250 Index.

Investment Advisory Agreement

The Company is a party to the amended and restated investment advisory agreement, dated June 12, 2024, by and between the Company and the Adviser (the "Investment Advisory Agreement"). Under the terms of the Investment Advisory Agreement, the Adviser undertakes the following:

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

The Income Incentive Fee for a particular quarter is subject to a cap (the "Incentive Fee Cap”). Prior to a Public Listing, the Incentive Fee Cap will be equal to the difference between (x) 12.5% of the Cumulative Net Return (as defined below) from the calendar quarter then ending and the eleven preceding calendar quarters (such period the “Trailing Twelve Quarters”) and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Beginning with the first full calendar quarter following a Public Listing, the Incentive

Fee Cap will be equal to the difference between (x) 17.5% of the Cumulative Net Return during the relevant Trailing Twelve Quarters and (y) the aggregate Income Incentive Fees that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. Cumulative Net Return is defined as the sum of (a) pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation in respect of the relevant Trailing Twelve Quarters.

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

Therefore, because the Incentive Fee Cap is positive but less than the calculated Income Incentive Fee on Income of $687,500 calculated prior to applying the Incentive Fee Cap, the incentive fee is limited to the cap and an Income Incentive Fee on Income of $562,500 is payable to the Adviser for Quarter 4.

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

Therefore, because the Incentive Fee Cap is positive but less than the calculated Income Incentive Fee on Income of $962,500 calculated prior to applying the Incentive Fee Cap, the incentive fee is limited to the cap and an Income Incentive Fee on Income of $787,500 is payable to the Adviser for Quarter 4.

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

Board Approval of the Investment Advisory Agreement

Most recently, on March 20, 2024, the Board held a meeting to consider and approve the Investment Advisory Agreement and related matters. The Board was provided with the information it was required to consider in evaluating the Investment Advisory Agreement, including the following: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) the investment performance of us and the Adviser; (c) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives reflected in a chart previously provided to the Board; (d) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (e) any existing and potential sources of indirect income to the

Adviser and its affiliates from their relationships with us and the profitability of those relationships; (f) information about the services to be performed and the personnel who will be performing such services under the Investment Advisory Agreement; (g) the organizational capability and financial condition of the Adviser and its affiliates; (h) possible economies of scale arising from the Company’s size and/or anticipated growth; and (i) possible alternative fee structures or bases for determining fees. Unless terminated earlier, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date of June 12, 2024. The Board, including a majority of the directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act of the Company (the “Independent Directors”), will oversee and monitor the investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation we pay to the Adviser to determine that the provisions of the Investment Advisory Agreement are carried out.

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

The Company is a party to an administration agreement, dated September 6, 2023, by and between the Company and the Administrator (the "Administration Agreement"). Unless terminated earlier as described below, the Administration Agreement will continue in effect for a period of two years from its effective date. Thereafter, the Administration Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of our Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our Independent Directors. In connection with such approval the Board, including a majority of Independent Directors, reviews the compensation we pay to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the expenses payable under the Administration Agreement are reasonable in light of the services provided. The Board also reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and our affiliates. The Board then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services. The Board also considers the possibility of obtaining such services from a different third-party and whether any other third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Administrator for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

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

For avoidance of doubt, the Adviser or its affiliates was solely responsible for any placement, “finder’s” fees or other fees payable to any placement agents, intermediary or participating broker engaged by the Adviser on behalf of the Company in connection with the Company’s private offering (the “Offering”).

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

Pursuant to the terms of the Expense Reimbursement Agreement, any such reimbursement will be made during the first four fiscal quarters following the Fundraising Period (as defined and described under "-The Private Offering" below), which ended on December 2, 2025. As a result of the foregoing, the Company must reimburse the Adviser, or, as applicable, Varagon, for the Organizational and Offering Expenses incurred by the Company during the first four fiscal quarters following the extended Fundraising Period (i.e., beginning with the fiscal quarter ending March 31, 2026). Accordingly, shareholders will indirectly bear Organizational and Offering Expenses, subject to any waiver of Organizational and Offering Expenses by the Adviser. The Company’s obligation to reimburse the Adviser or Varagon, as applicable, under the Expense Reimbursement Agreement automatically became a liability of the Company on June 2, 2022, when the Company elected to be regulated as a BDC under the 1940 Act. For the avoidance of doubt, reimbursements under the Expense Reimbursement Agreement are not conditioned on any performance threshold and are not considered a contingent liability for accounting purposes.

The Adviser elected to incur the Organizational and Offering Expenses associated with the Company for the period from July 31, 2019 through March 29, 2022. As of December 31, 2025, all Organizational and Offering Expenses incurred by the Company were reimbursed to the Adviser or Varagon, as applicable. Such Organizational and Offering Expenses are not reimbursable by the Company. For more information, see “Item 8. Financial Statements and Supplementary Data - Note 2. Significant Accounting Policies” of this Annual Report on Form 10-K.

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

Large Addressable Market. We believe that middle market companies represent a significant growth segment of the U.S. economy. There are approximately 200,000 middle market companies in the U.S., which represent one-third of private sector GDP and employ approximately 48 million people (Source: National Center for the Middle Market: Mid-Year 2025 Report). Middle market companies often require substantial capital investments to grow and we believe the demand for debt capital will continue, driven by a range of cyclical factors such as M&A activity and non-cyclical factors such as impending maturities of existing middle market debt and need for organic growth capital.

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

Robust Sourcing Drives Lead Lender Opportunities. The investments by the Company are sourced through the direct origination efforts of Varagon investment professionals. Varagon has a seasoned team with deep financial sponsor relationships cultivated throughout their careers. As a result, private equity sponsors have regularly involved Varagon early on in transactions, providing a “first look” and offering “lead lender” opportunities. For the year ended December 31, 2025, Varagon was a lead lender in over 90% of its completed investments. As a lead lender, Varagon seeks to directly “originate-and-hold” transactions, providing greater influence over the entire investment process including diligence (increased access to management teams and data), structuring (tighter covenant packages), economics (higher coupons and upfront fees), and portfolio management (increased frequency and depth of reporting). Supplemented by the strength of the Varagon platform, the Company frequently sees additional financing opportunities with existing companies and sponsors.

Deep, Experienced Investment Team. As of December 31, 2025, Varagon had 45 dedicated investment professionals across the underwriting, sponsor coverage, and capital markets functions. The members of Varagon’s team of senior investment professionals have an average of over 20 years of experience and diverse backgrounds in direct lending, investment banking, private equity, distressed credit, special situations, mezzanine finance and commercial lending. Varagon’s investment professionals have experience investing across asset classes, industries, and business cycles. Additionally, many senior members of Varagon’s investment team have had prior roles that focused on investing in and/or operating middle market U.S. companies.

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

On July 5, 2023, Varagon entered into an Agreement and Plan of Merger with affiliates of Man Group, pursuant to which, on September, 6, 2023, an indirect subsidiary of Man Group merged with and into Varagon, with Varagon surviving the merger as an indirect subsidiary of Man Group (the "Transaction"). Following the consummation of the Transaction, Man Group owns a majority interest in Varagon. Man Group is a global active investment management firm focused on delivering attractive risk adjusted performance for clients. Headquartered in London, Man Group manages $227.6 billion in assets under management as of December 31, 2025, and operates across multiple offices globally. Man Group is listed on the London Stock Exchange under the ticker “EMG” and is a constituent of the FTSE 250 Index.

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

Investment Approval. Once due diligence has been completed, the deal team provides a formal, detailed presentation and supplemental reports to the IC for approval. The IC evaluates the merits of the proposed investment. A majority of the IC (which includes, among others, Walter Owens, Kevin Marchetti and Michael Blumberg) must approve any new transaction for Varagon, including for the Company.

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

SDLP finances its investment activity through the issuance of securities backed by its loan portfolio, including, in order of seniority, rated senior notes, a rated intermediate funding note, and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are held 87.5% by ARCC and 12.5% by the Company, through its wholly owned subsidiary Varagon SDLP. SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or Varagon SDLP) and ARCC.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the senior notes and the intermediate funding note.

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

Responsible Investing and Environmental, Social and Governance Policy

Varagon has established a Responsible Investing and Environmental, Social and Governance (“ESG”) Policy for the investment vehicles it manages, including the Company managed by the Adviser. Varagon considers sustainability risks in the conduct of its business both in terms of the investments it makes, and also Varagon’s own conduct as a stakeholder to its investors, investees and society in a responsible manner. Consideration of ESG risks is integrated into Varagon’s investment decision making process and engagement with borrower companies and their private equity sponsors, where possible. Varagon considers ESG factors as a part of its due diligence, underwriting and portfolio management process; however, that does not mean the Company will pursue a specific ESG investment strategy or that a portfolio company will be selected solely on the basis of ESG factors. The Adviser will likely not make investment decisions for the Company solely on the basis of ESG considerations. The relevant material ESG factors for a particular investment are defined as those issues that Varagon determines either currently have, or have the potential to have, a substantial impact on a company's near-term and long-term viability and value to its stakeholders, including the value of Varagon's investment in the company. In evaluating an investment that may have scored less favorably on ESG factors initially, the Adviser will consider other factors, including the prospective borrower’s proposed ESG remediation plans, in its investment decision. After an investment is made, Varagon will engage with the underlying company's management team, other lenders and private equity sponsor(s) on an ongoing basis and as appropriate to address any ESG related risks identified with respect to the investment.

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

The Private Offering

Beginning with our initial closing on June 2, 2022 (the "Initial Closing") through December 2, 2025 (the "Fundraising Period"), we conducted an offering of our shares of common stock to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act) in a private placement in the United States under the exemption provided by Section 4(a)(2) of the 1933 Act and Rule 506(c) under Regulation D promulgated thereunder, and the exemption provided by Regulation S with respect to any investors outside of the United States, as applicable.

Each investor made a capital commitment (“Capital Commitment”) to purchase shares of our common stock pursuant to a Subscription Agreement entered into with the Company. The Fundraising Period pursuant to which the Company could hold subsequent closings was for a period of 24 months after the Initial Closing (i.e., a period from June 2, 2022 through June 2, 2024), but the Fundraising Period was extended from 24 months to 42 months after the Initial Closing (i.e., a period from June 2, 2022 through December 2, 2025) by the Board on March 20, 2024, pursuant to the terms of the subscription agreements.

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

All purchases will be made at a per-share price as determined by the Board (or any authorized committee thereof) as of the end of the most recent calendar quarter prior to the date of the applicable Drawdown Notice or such other date determined by the Board prior to the date of the applicable Drawdown Notice, subject to any adjustments. To ensure that each investor that enters into a Subscription Agreement with the Company during the Fundraising Period shares equitably in the Organizational and Offering Expenses (as defined below), during the first four fiscal quarters following the Fundraising Period (i.e., beginning with the fiscal quarter ending March 31, 2026), after determining the per-share price for each Drawdown, the Company will, to the extent necessary to cover any Organizational and Offering Expenses, issue to each shareholder a number of shares of common stock determined by dividing (x) the Organizational and Offering Expense Allocation (as defined below) by (y) the per share NAV of the common stock as of the date of the Drawdown Notice. To date, the Adviser has funded all of the Organizational and Offering Expenses incurred by the Company. As of December 31, 2025, all Organizational and Offering Expenses incurred by the Company were reimbursed to the Adviser or Varagon, as applicable. Organizational expenses were amortized over time to the Company, which generally will be at different times than when Capital Commitments are drawn from investors in connection with such amounts. As a result, in such instances, the NAV of the common stock as of the date of the Drawdown Notice generally will be impacted by the amortization schedule and not a Drawdown.

“Organizational and Offering Expense Allocation” means the lesser of: (i) the actual amount of Organizational and Offering Expenses incurred at the end of the Fundraising Period; (ii) 0.20% of aggregate Capital Commitments accepted at the end of the Fundraising Period; or (iii) $3.0 million.

“Organizational and Offering Expenses” means all costs and expenses (whether incurred before, on or after the date of the private placement memorandum relating to the Offering) pertaining to the organization and establishment of the Company (including any subsidiaries of the Company and the transactions contemplated by the Merger and the acquisition of the Initial Portfolio), including, without limitation, any related third-party legal, tax and accounting advisory fees and expenses, capital raising expenses (including printing expenses and other similar costs, fees and expenses, and regulatory, compliance, and administrative filings) and other organizational and offering expenses, but excluding the fees of Man Investments Inc., the Company placement agent, together with its affiliates that act as the Company’s placement agent ("Man Investments"), or any successor placement agent. The Adviser elected to incur the Organizational and Offering Expenses associated with the Company for the period from July 31, 2019 through March 29, 2022. Such Organizational and Offering Expenses are not reimbursable by the Company. For more information, see “Note 2. Significant Accounting Policies” in our consolidated audited financial statements of this Annual Report on Form 10-K.

The per-share price shall be at least equal to NAV per share in accordance with the limitations under Section 23 of the 1940 Act. The NAV per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares outstanding. The Board may set the per-share price above the NAV per share if market conditions and demand for our shares of common stock are such to allow us to sell shares at a premium to its then current NAV. Prior to an IPO or a Public Listing, no shareholder will be permitted to sell, assign, exchange, pledge, hypothecate, transfer or otherwise dispose of or agree to dispose of (“Transfer”) its common stock or Capital Commitment unless (i) the Adviser provides consent, (ii) the Transfer is in compliance with the restrictions set forth in the Subscription Agreement, and (iii) the Transfer is made in accordance with applicable laws. No shareholder will be required to fund more than the total amount of its Capital Commitment.

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

Liquidity Election

The Board will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner following the fifth anniversary of the end of the Fundraising Period (i.e., December 2, 2025), unless (i) the Company has consummated, or is in the process of consummating, a Liquidity Event (as defined below) or (ii) the term is extended for up to two additional one-year periods with either the approval of a majority of shareholders or if the Company has satisfactorily completed the necessary Private Company Liquidity Requirements (as defined below).

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

Repurchase Offers

After the end of the Fundraising Period and prior to a Liquidity Event, we intend to offer to repurchase Common Stock for up to 2.5% of our outstanding Common Stock per quarter, through one or more repurchase offers. The Fundraising Period ended on December 2, 2025. While we expect our Board to consider repurchase offers, we are not required to do so and our Board can determine in its discretion not to authorize any repurchase offers. Such offers to repurchase common stock, including the exact amount of each repurchase offer, will be subject to the applicable requirements of the Exchange Act and the 1940 Act.

At this time, our Board has not authorized repurchase offers. We will continue to evaluate the appropriateness of making repurchase offers in light of market conditions and other relevant factors.

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

A “Key Person Event” shall occur if, at any time prior to the consummation of a Liquidity Event, fewer than three of Walter Owens, Robert Bourgeois, Kevin Marchetti and Michael Blumberg (or any replacements or additions approved by Varagon or its general partner, the “Key Persons”), are employed by, or affiliated with, the Adviser, the Administrator or any of its affiliates for any consecutive period that exceeds 60 days. Upon the occurrence of such Key Person Event, the Commitment Period shall automatically be suspended and investors will not be obligated to fund Drawdowns, except for purposes permitted after the Commitment Period, and such suspension will become permanent unless it is cured or revoked within 180 days by a vote of a majority of shareholders.

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

Determinations in Connection with a Drawdown or Closings

In connection with a Drawdown, our Board, or an authorized committee thereof, is required by the 1940 Act to make the determination that we are not selling common stock at a price below our then-current NAV, exclusive of any distributing commissions or discounts (which NAV will be determined as of a time within 48 hours, excluding Sunday and holidays, next preceding the time of such determination). Our Board, or an authorized committee thereof, considers the following factors, among others, in making such determination:

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

Code of Ethics. We and the Adviser have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics does not permit investments by the Adviser’s employees in securities that may be purchased or held by us. The joint code of ethics is available on the SEC’s website at www.sec.gov.

Compliance Policies and Procedures. We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Mark Dignard serves as our Chief Compliance Officer.

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “Treasury regulations," each as of the date hereof.

These provisions are subject to differing interpretations and change at any time by legislative or administrative action, and any change may be retroactive, which could affect the continuing validity of this discussion and could be applied in a manner that adversely impact shareholders. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our shareholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular shareholders in light of their individual investment circumstances or to some types of shareholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, certain former citizens or long-term residents of the United States, or individual Non-U.S. shareholders present in the United States for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or non-U.S., state or local tax. This discussion assumes that our shareholders hold their common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the Internal Revenue Service, or “IRS,” regarding any matter discussed herein.

For purposes of this discussion, a “U.S. shareholder” is a beneficial owner of common stock that is for U.S. federal income tax purposes:

•
a citizen or individual resident of the United States;
•
a corporation (or other entity treated as a corporation) created or organized in or under the laws of the United States, any state therein or the District of Columbia;
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons (as defined in the Code) have authority to control all substantial decisions of the trust, or (ii) the trust has in effect a valid election under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes.

For purposes of this discussion, a “Non-U.S. shareholder” means a beneficial owner of common stock for U.S. federal income tax purposes that is neither a U.S. shareholder nor a partnership (or other entity or arrangement classified as a partnership for U.S. federal income tax purposes).

If a partnership (or other entity or arrangement classified as a partnership, for U.S. federal income tax purposes) holds our common stock, the treatment of the partnership and each partner for U.S. federal income tax purposes generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A partnership, and each partner in such a partnership, considering an investment in our common stock should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of common stock by the partnership.

Tax matters are very complicated and the tax consequences to each shareholder of the ownership and disposition of shares of our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Built-in Gain with Respect to Conversion Property

Substantially concurrent with the Initial Closing and immediately prior to our election to be regulated as a BDC, VF1 merged with and into the Company, with the Company as the surviving company in the Merger. As a result, we have taken the position that VF1 will be treated as if it had transferred all of its assets, subject to its liabilities, to us, in return for our stock, and then distributed such stock to its partners in liquidation of their ownership interests in VF1. To the extent that any beneficial owner of the interests in VF1 on June 2, 2022, the effective date of the Merger, was a C corporation (a “corporate partner”), we will be required to pay a corporate-level tax on the net amount of any built-in gains attributable to the corporate partners that we recognize during the five-year period beginning on the effective date of the merger. Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold by us in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by us in the five-year period, the actual amount of net built-in gain or loss present in those assets as of the acquisition date and effective tax rates. The payment of any such corporate-level tax on built-in gains will be our expense that will be borne by all shareholders (not just any former corporate partners) and will reduce the amount available for distribution to shareholders. We did not make a special election to cause the gain to be recognized immediately prior to the deemed contribution discussed above.

As noted above, we have acquired the Existing Portfolio as a result of the Merger. We have no current plan or intent to sell the assets comprising the Existing Portfolio within the five-year period beginning on the date of the Initial Closing, although we, in our sole discretion acting in our best interest, may determine to so sell such assets at any time in the future. As a result, we do not expect to be subject to corporate-level tax on any such built-in gains.

Taxation as a Regulated Investment Company

We have elected to be treated as a RIC under subchapter M of the Code and intend to qualify for treatment as a RIC annually; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we timely distribute (or are deemed to distribute) to our shareholders as dividends.

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

As a RIC, we (but not our shareholders) are generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that we timely distribute (or are deemed to be timely distributed) to our shareholders in any taxable year with respect to which we distribute an amount equal to at least the sum of (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we will be subject to U.S. federal income tax imposed at corporate rates on such retained capital gains and investment company taxable income. We intend to use commercially reasonable best efforts to distribute at least 90% of our net capital gain but may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal income tax, including the 4% U.S. federal excise tax described below.

We are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to at least the sum of:

•
98% of our net ordinary income (not taking into account any capital gains or losses) for the calendar year;
•
98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the "Excise Tax Distribution Requirement"). While we intend to distribute any income and capital gains in order to satisfy the Excise Tax Distribution Requirement, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while any senior securities are outstanding unless we meet the applicable asset coverage ratios. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to satisfy the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC's investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years, we may have, for U.S. federal tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, shareholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

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

Debt Instruments. In certain circumstances, we may be required to recognize taxable income prior to the time at which we receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement and to satisfy the Excise Tax Distribution Requirement, even though we will not have received any corresponding cash amount.

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

Passive Foreign Investment Companies. We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC.” As a result, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution or (2) the gain from the dispositions of such shares. Provided that the PFIC agrees to provide us with adequate information regarding our annual results and other aspects of its operations, we can elect to treat the PFIC as a “qualified electing fund,” or QEF. In lieu of the foregoing requirement, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. In the alternative, we can elect, under certain conditions, to mark-to-market at the end of each taxable year our PFIC shares. We would recognize as ordinary income any increase in the value of the PFIC shares and as an ordinary loss (up to any prior income resulting from the mark-to-market election) any decrease in the value of the PFIC shares. Under the election, we might be required to recognize in a year income in excess of our actual distributions on and proceeds from dispositions of the PFIC’s shares. Any such income would be subject to the Annual Distribution Requirements and would be taken into account for purposes of the Excise Tax Distribution Requirement.

Controlled Foreign Corporations. If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. shareholders. A “U.S. shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and will the income be taken into account for purposes of the Excise Tax Distribution Requirement.

Income inclusions from a QEF or CFC will be “good income” for purposes of the 90% Gross Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or CFC, as applicable, distributes such income to us in the same taxable year to which the income is included in our income.

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

Dispositions. A U.S. shareholder generally will recognize capital gain or loss on the sale, exchange or other taxable disposition of common stock in an amount equal to the difference between the U.S. shareholder’s adjusted tax basis in the common stock disposed of and the amount realized on their disposition. Generally, gain recognized by a U.S. shareholder on such sale or disposition of common stock will be treated as long-term capital gain or loss if the common stock has been held for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of common stock held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by the U.S. shareholder. A loss recognized by a U.S. shareholder on a disposition of common stock will be disallowed as a deduction if the U.S. shareholder acquires additional common stock (whether through the automatic reinvestment of dividends or otherwise) within a 61-day period beginning 30 days before and ending 30 days after the date that the common stock is disposed. In this case, the basis of the common stock acquired will be adjusted to reflect the disallowed loss.

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

Backup Withholding. We may be required in certain circumstances to backup withhold, currently at a rate of 24%, on taxable dividends or distributions paid to non-corporate U.S. shareholders if such shareholder is not otherwise exempt and: (i) who fail to furnish us or the dividend-paying agent with their correct taxpayer identification number (in the case of individuals, generally their U.S. Social Security number) or a certificate that such shareholder is exempt from backup withholding, or (ii) with respect to whom the IRS notifies us that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. U.S. shareholders should consult their tax advisors regarding their qualification for an exemption from backup withholding and the procedures for obtaining such an exemption, if applicable. Backup withholding is not an additional tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Limitation on Deduction for Certain Expenses A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not treated as a publicly offered RIC, for any calendar year, then a U.S. shareholder that is an individual, estate or trust will be treated as though they received a distribution of a portion of our expenses, and such U.S. Shareholder may be subject to limitations on deduction of these expenses. Specifically, such “miscellaneous itemized deductions” are currently not deductible. In this case, we would be required to report the relevant income and expenses on Form 1099-DIV, and affected holders will be required to take into account their allocable share of such income and expenses. We anticipate that we will not qualify as a publicly offered RIC for the current taxable year, but we may qualify as a publicly offered RIC for future taxable years.

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

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale, exchange or other taxable disposition of our common stock, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), such amounts will be subject to U.S. income tax, on a net income basis, in the same manner, and at the rates applicable to, a U.S. shareholder. For a corporate Non-U.S. shareholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale, exchange or other taxable disposition of our common stock that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

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

Information and Backup Withholding

The amount of dividends that we pay to any documented Non-U.S. shareholder will be reported to the Non-U.S. shareholder and to the IRS annually on an IRS Form 1042-S, regardless of whether any tax was actually withheld. Copies of these information returns also may be made available under the provisions of a specific income tax treaty or agreement to the tax authorities of the country in which the Non-U.S. shareholder is a resident for tax purposes. However, a Non-U.S. shareholder generally will not be subject to backup withholding and certain other information reporting with respect to payments that we make to the Non-U.S. shareholder, provided that we do not have actual knowledge or reason to know that such Non-U.S. shareholder is a “United States person,” within the meaning of the Code, and the Non-U.S. shareholder has furnished to us or the dividend paying agent an IRS Form W-8BEN-E or IRS Form W-8BEN (or an acceptable substitute form) establishing that it is a Non-U.S. shareholder or otherwise established an exemption from backup withholding. A Non-U.S. shareholder generally will be entitled to credit any amounts withheld under the backup withholding rules against the Non-U.S. shareholder's U.S. federal income tax liability or may claim a refund provided that the required information is furnished to the IRS in a timely manner.

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

Risks Related to the Company’s Business and Structure.

Non-Specified Investments and Discretion in Determining Use of Drawdown Amounts. Capital drawn will be used to finance or invest in portfolio companies and investment vehicles that will not be meaningfully described to the shareholders prior to such financing or investment. To the extent that we conduct repurchase offers, from time to time at the Board's discretion, beginning after the end of the Fundraising Period, which ended on December 2, 2025, we may use a portion of the capital drawn for the repurchase of the common stock pursuant to such repurchase offers. Further, the Adviser will have broad discretion in determining the specific uses of Drawdown Amounts. The Adviser is neither obligated to allocate the Company’s resources to any particular subset or niche market, nor precluded from allocation any of such resources to a particular subset or niche market. Shareholders will not have opportunity to evaluate the economic, financial or other information on which the Adviser bases its decisions on how to use Drawdown Amounts. Shareholders must rely on the judgment and ability of the Adviser with respect to the investment of the Company’s capital. The Company also will pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from Drawdown Amounts. The Company’s ability to achieve the Company’s investment objective may be limited to the extent that Drawdown Amounts are used to pay operating expenses. No assurance can be given that the Company will be successful in identifying portfolio companies suitable for financing or investment or that, if such financings or investments are made, the objectives of the Company will be achieved. These factors increase the uncertainty, and thus the risk, of investing in the Company. The Company’s investments may be materially affected by conditions in the financial markets and overall economic conditions occurring globally and in particular markets where the Company may invest its assets.

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

The value of investments may fluctuate in accordance with changes in the financial condition of portfolio companies and other factors that affect the markets in which the Company invests. Economic, political, global health, regulatory or market developments can affect a single obligor, obligors within an industry, economic sector or geographic region, or the market as a whole. Different parts of the market and different types of investments can react differently to these developments. Every investment has some level of market volatility risk. Economic slowdowns, recessions or downturns could lead to financial losses in the Company’s investments. In addition, many portfolio companies may be similarly subject to the same economic conditions, which could adversely impact the ability to repay loans made or acquired by the Company. As a result, companies that the Company expected to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. Market conditions, including increased competition, also may cause the Company’s portfolio to comprise assets that differ significantly from the Adviser’s expectations at the time of the initial offering of common stock.

Capital Markets are Experiencing a Period of Disruption and Instability. We may need to raise additional capital in the future to continue to make investments in accordance with our investment strategy and investment objective. Ongoing disruptive conditions in the capital markets or credit markets and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition. Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, turmoil in Europe and the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effect of this volatility has materially impacted and could continue to materially impact our market risks. We anticipate our portfolio companies would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume, type, and quality of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. The U.S. credit markets (in particular for middle-market loans) have experienced the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies') business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our portfolio investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, fluctuations in interest rates or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We are Subject to Risks Related to Changes in Interest Rates. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of elevated interest rates, our cost of funds would increase, which could reduce our net investment income. Elevated borrowing costs may contribute to the difficulty of companies in servicing their debt obligations and may lead to increases in default rates. Certain changes in interest rates could have a material adverse effect on the Company and its investments. Moreover, changes in interest rates could have a material negative impact on the financial condition of borrowers, the valuations for loans, the unanticipated repayments of loans, and pressure to renegotiate terms on existing loans.

In response to market indicators showing a rise in inflation, the Federal Reserve raised certain benchmark interest rates in an effort to slow inflation. This elevated interest rate environment may impact our cost of capital and net investment income. A prolonged period of elevated interest rates can make it more expensive to use debt to finance our investments. Following a period of elevated interest rates, the Federal Reserve reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025, and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. While Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. If interest rates decline and we are in a prolonged low-interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Further, elevated interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or "floor") interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, high interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.

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

Our Business is Dependent on Bank Relationships and Strain on the Banking System May Adversely Impact Us. The financial markets have periodically encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that have experienced significant losses in connection with previous events of insolvency. In such distress events, it may be difficult for such banks to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there can be no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that have been, or may be, negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Any continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

We are subject to risks associated with our debt securitization. We are subject to a variety of risks relating to our debt securitization, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In our debt securitizations, institutional investors purchase certain notes issued by our indirect, wholly owned subsidiary, in private placements. Pursuant to a collateral management agreement governing our debt securitization, we may incur liability as the collateral manager to our indirect, wholly owned subsidiary. Additionally, as collateral manager to our indirect, wholly owned subsidiary, we manage multiple tranches of debt associated with the debt securitization. We also hold equity in the debt securitization, and this first loss position may create a more concentrated risk of loss compared to our overall portfolio.

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

Downgrades of the U.S. Credit Rating, Automatic Spending Cuts or Government Shutdowns could Negatively Impact our Liquidity, Financial Condition and Earnings. U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, but there is no guarantee that any such legislation will be passed in the future. Additionally, concerns over the United States' budget deficit have led ratings agencies to lower, or threaten to lower, the long-term sovereign credit rating of the United States, including downgrades by Fitch from AAA to AA+ in August 2023 and by Moody's from AAA to AA1 in May 2025. There is no guarantee that there will not be further downgrades or downgrades by other ratings agencies in the future.

The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, including most recently in the fall of 2025, and future disagreements may lead to additional shutdowns during periods of budget negotiation. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in Tax Legislation. Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to U.S. federal income tax are subject to ongoing review by the legislative branch and by the IRS and the U.S. Treasury Department. Congress recently passed legislation impacting certain tax rules, and any new legislation, U.S. Treasury Regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to us and our shareholders, such as affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. Shareholders are urged to consult with their tax advisor regarding legislative, regulatory, or administrative tax developments and proposals and their potential effect on an investment in our common stock.

Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us. The U.S. government continues to enact and propose the imposition of new tariffs on specific countries and commodities, and may in the future increase or propose additional tariffs. In response, certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods or take other actions with respect to U.S. trade barriers. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court's decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under the IEEPA.

The foregoing trade policy landscape has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Additionally, trade tensions, political disagreement, and regulatory concerns from trading partners may make customers, governments and investors more hesitant to engage with, purchase from, or invest in U.S.-based companies

Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the net asset value of our Common Shares to decline. It is not possible to predict the impact that these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material and adverse for us.

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

Terrorist Attacks, Acts of War, Natural Disasters or Pandemics. Terrorist acts, acts of war, natural disasters, epidemics, pandemics, conflicts, social unrest and other social, political and economic conditions may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, natural disasters, global health emergencies or pandemics could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

In late February 2022, Russia launched a large-scale military attack on Ukraine, and the ongoing conflict has resulted in geopolitical volatility among Russia, Ukraine, Europe, NATO and other western countries, including the United States. In response to continued military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact various sectors of the Russian economy, including, but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors. Such sanctions may result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have divested their interests or otherwise curtailed business dealings with certain Russian businesses.

In addition, the ongoing conflicts in Europe and the Middle East and escalating tensions in the region may create volatility and disruption of global markets.

The ramifications of the conflicts and sanctions, however, may not be limited to Russia, Europe and the Middle East and Russian, European or Middle Eastern companies, respectively, but may extend to and negatively impact other regional and global economic markets (including the United States), companies in other countries and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and any further expansion of ongoing conflicts could increase financial market volatility, negatively impact regional and global economic markets, and have a negative effect on the Company’s investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, parties in such conflicts may take retaliatory actions such as cyberattacks or espionage against other countries and companies around the world, and any such countermeasures could negatively impact such countries and/or the companies in which the Company invests. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Company’s performance and the value of an investment in the Company.

Cybersecurity Risks. We, and others in our industry, are the targets of malicious cyber activity. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data, especially personal and other confidential information. The rapid evolution and scale of artificial intelligence technologies also may increase the likelihood or effectiveness of a cyber-attack against us, the Advisers or our third-party service providers. For example, artificial intelligence-enabled fraud can materially impact the effectiveness of our traditional cybersecurity controls by accelerating and scaling social engineering, creating realistic synthetic documents, and defeating common authentication methods.

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

Privacy and information security laws and regulatory changes (including any regulations to report material cybersecurity incidents to the SEC), and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. For example, the SEC adopted rules requiring disclosure of material cybersecurity incidents and disclosure relating to cybersecurity risk management, and amendments to Regulation S-P governing policies and procedures designed to address unauthorized access to customer information. We may face increased costs to comply with any new or changing regulations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Technological innovations, including those related to artificial intelligence and machine learning, may negatively impact us. There continues to be significant evolution and developments in the use of artificial intelligence (“AI”) and machine learning technologies. We cannot fully determine the impact or related risks of such evolving technology to our business at this time. We and the Adviser may utilize AI tools in our business activities, including generative AI technologies, machine learning, data analytics, and aggregation tools. The use of AI is in its early stages, and ineffective or inadequate development or deployment could be costly and may involve unforeseen difficulties, such as undetected errors or material performance issues.

AI has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational, legal and/or regulatory risks. Subject to internal compliance policies, the Adviser may incorporate, directly or through third-party vendors, the use of AI into its business and operations, and anticipates that usage and adoption of AI in the marketplace will continue to grow.

As with other innovations, AI presents risks and challenges that could affect its accuracy. While the use of AI is intended to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, and AI could provide results that contain in whole or in part inaccurate information, which may be difficult to identify. It may be difficult or impossible to eliminate these occurrences. Any such inaccuracies or errors could undermine the decisions, predictions or analysis AI applications produce, subjecting the user to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business to the extent we, or our portfolio companies, use AI in our operations. Use of AI could include the input of confidential information (including material non-public information) in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part of a dataset that is accessible by other third-party AI applications and users. The misuse or misappropriation of data could have an adverse impact on the user's reputation and could subject the user to legal and regulatory investigations and/or actions. We cannot control the use of AI or machine learning in our portfolio companies or third-party products or services and therefore could be exposed to associated risks if our portfolio companies, third-party service providers or any counterparties use AI or machine learning in their business activities.

Additionally, uncertainty in the legal and regulatory regime relating to AI, such as evolving review by the SEC, the U.S. Federal Trade Commission, and other U.S. and non-U.S. agencies and regulators, may require significant resources to modify and maintain business practices to comply with such regulations.

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

The asset diversification requirement will be satisfied if at the end of each quarter of our taxable year (i) at least 50% of the value of our total assets are represented by cash and cash items, U.S. government securities, the securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of our assets are invested in securities of (a) any one issuer (other than U.S. government securities and securities of other RICs), of one issuer, (b) the securities, other than securities of other RICs of any two or more issuers that are controlled, as determined under the applicable Code rules, by us and are engaged in the same or similar or related trades or businesses, or (c) the securities of one or more “qualified publicly traded partnerships” (as defined in the Code). Failure to meet those requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. We may have difficulty satisfying the diversification requirement during our ramp-up phase until we have a portfolio of investments.

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

The Company May Have Difficulty Paying its Required Distributions if the Company Recognizes Income Before or Without Receiving Cash Representing Such Income. For U.S. federal income tax purposes, the Company may be required to recognize its taxable income in circumstances in which it has not yet received a corresponding payment in cash, such as original issue discount, which may arise if the Company receives warrants in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in the Company’s taxable income before the Company receives any corresponding cash payments. The Company also may be required to include in its taxable income certain other amounts that it will not receive in cash. Since, in certain cases, the Company may recognize taxable income before or without receiving corresponding cash payments, the Company may have difficulty meeting the annual distribution requirement necessary to maintain its qualification as a RIC. Accordingly, to satisfy its RIC distribution requirements, the Company may have to sell some of its investments at times and/or at prices that it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If the Company is not able to obtain cash from other sources, it may fail to qualify as a RIC and thus become subject to U.S. federal income tax. For additional discussion regarding the tax implications of the Company’s election to be taxed as a RIC, please see “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”

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

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited. Rule 18f-4 under the 1940 Act, relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk (“VaR”)

leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our Ability to Enter into Transactions with our Affiliates is Restricted. We generally are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Those transactions include purchases from, sales to, and so-called “joint” transactions, in which we and one or more of our affiliates engage in certain types of profit-making activities, with such affiliates. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be considered an affiliate of ours for purposes of the 1940 Act, and we generally are prohibited from engaging in purchases of assets from or sales of assets to or joint transactions with such affiliates, absent the prior approval of our Independent Directors. Additionally, without receiving an exemptive order from the SEC, we are prohibited from engaging in purchases of assets from, or sales of assets to or joint transactions with certain affiliates, including our officers, directors, and employees, and investment adviser (and its affiliates) and their clients, as well as any person that owns more than 25% of our voting securities. As a result of these restrictions, we may be limited in the scope of investment opportunities that would otherwise be available to us.

We may, however, co-invest with the Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.

Additionally, we, the Advisers and certain other funds and accounts sponsored or managed by the Advisers and their affiliates have been granted an exemptive order by the SEC, which permits the Company to participate in joint transactions with the foregoing affiliates subject to the conditions of such exemptive order.

When we are permitted to co-invest with Varagon’s other clients as permissible under regulatory guidance, applicable regulations, and in accordance with the exemptive order, we do so pursuant to Varagon’s allocation policy. Under this allocation policy, a portion of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as determined by Varagon. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other funds or accounts managed by Varagon is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients or where the different investments could be expected to result in a conflict between our interests and those of other clients of Varagon that cannot be mitigated or otherwise addressed pursuant to Varagon’s policies and procedure, Varagon must decide which client will proceed with the investment. The Adviser and Varagon make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

The Lack of Liquidity in our Investments May Adversely Affect our Business. There is currently no public market for our common stock, and a market for the common stock may never develop. The common stock is not registered under the 1933 Act, or any state securities law and is restricted as to transfer by law and the terms of the Subscription Agreement. Shareholders generally may not Transfer common stock unless (i) the Adviser provides prior written consent, which the Adviser may grant or withhold in its sole discretion, (ii) the Transfer is in compliance with the restrictions set forth in the Subscription Agreement, and (iii) the Transfer is made in accordance with applicable laws. Except in limited circumstances for legal or regulatory purposes or in connection with repurchase offers, as described below, shareholders are not entitled to redeem their common stock. While we may undertake a Liquidity Event, there can be no assurance that any potential liquidity event can be achieved. Furthermore, a Public Listing does not ensure that an actual market will develop for a listed security. In addition, following a Public Listing, shareholders may be restricted from selling or disposing of their shares of common stock by applicable securities laws or contractually by a lock-up agreement with the underwriters of any public offering of the common stock conducted in connection with a Public Listing or otherwise. Accordingly, the shareholders must be prepared to bear the economic risk of an investment in the common stock for an indefinite period of time, as there is no guarantee that any liquidity event other than the ultimate dissolution of the Company will occur, and it cannot be determined when such dissolution can be achieved.

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

Shareholders May Experience Dilution. Shareholders will not have preemptive rights to subscribe to or purchase any common stock issued in the future. To the extent we issue additional equity interests, including in a public offering or in a private offering subsequent to the Offering, a shareholder’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a shareholder also may experience dilution in the NAV and fair value of our common stock.

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

Our investment strategy primarily includes investments in senior secured loans, but we may selectively make investments in second lien and subordinated or mezzanine loans, and equity and equity-related securities. As a result, members of the Adviser’s senior investment team and the IC, in their roles at the Adviser, may face conflicts in the allocation of investment opportunities among us and other entities sponsored or managed by the Adviser, Varagon and its affiliates with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with the Adviser’s allocation policy. Generally, when a particular investment would be appropriate for us as well as other entities sponsored or managed by the Adviser, Varagon and its affiliates, such investment will be apportioned by the Adviser’s senior investment team in accordance with (1) the Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act, and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including without limitation differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us. The Adviser believes this allocation system is fair and equitable, and consistent with its fiduciary duty to us. In particular, we have disclosed to investors how allocation determinations are made among any investment vehicles sponsored or managed by the Adviser or its affiliates.

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
•
such companies may utilize off-balance sheet arrangements or maintain obligations that are not fully reflected on their balance sheets, such that we may not be able to identify, diligence or quantify the risks associated with our financing to such portfolio company;
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

Defaults by Portfolio Companies. Our business is at risk if one of our borrowers defaults. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. Borrowers may also file for bankruptcy to stay foreclosure proceedings, delaying the Company's ability to enforce its rights.

Additionally, the return of principal of loans will depend in large part on the creditworthiness and financial strength of borrowers. If there is a default by the borrower under a loan, we will, in many circumstances, have contractual remedies pursuant to the loan agreements, including, in many cases, the sale of collateral. However, exercising such contractual rights may involve delays or costs. Additionally, deterioration in a portfolio company's financial condition is often accompanied by deterioration in the value of the collateral securing our investment and any available collateral may prove to be unsaleable or saleable only at a price less than the loaned amount, which could result in a loss to the Company. There can be no guarantee that legal action will allow for the recovery of all outstanding loan balances due to the Company. We may choose to enter into forbearance agreements or delay legal action if it believes that such action improves the opportunity for a better outcome. The pursuit or delay of legal action may significantly increase the amount of time required to collect principal balances or lead to principal losses.

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

Item 3. Legal Proceedings

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business also is subject to extensive regulation, which may result in regulatory proceedings against us.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Beginning with our initial closing on June 2, 2022 through December 2, 2025, we conducted an offering of our shares of common stock in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D promulgated thereunder or in transactions exempt from registration under the 1933 Act in accordance with Regulation S with respect to any investors outside of the United States, as applicable. There is no public market for our common stock currently, nor can we give any assurance that one will develop. For this reason, we are not providing the performance graph required by Item 201(e) of Regulation S-K.

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

Holders

As of March 18, 2026, we had 50 shareholders of record.

Repurchase Offers

After the end of the Fundraising Period and prior to a Liquidity Event, we intend to offer to repurchase Common Stock for up to 2.5% of our outstanding Common Stock per quarter, through one or more repurchase offers. The Fundraising Period ended on December 2, 2025. While we expect our Board to consider repurchase offers, we are not required to do so, and our Board can determine in its discretion not to authorize any repurchase offers. Such offers to repurchase shares of common stock, including the exact amount of each repurchase offer, will be subject to the applicable requirements of the Exchange Act and the 1940 Act.

At this time, our Board has not authorized repurchase offers. We will continue to evaluate the appropriateness of making repurchase offers in light of market conditions and other relevant factors.

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

As of December 31, 2025, we have not offered to repurchase shares of common stock.

Unregistered Sales of Equity Securities and use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2025.

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
•
the impact of geopolitical conditions, including the ongoing conflicts between Ukraine and Russia and ongoing turmoil in Europe and the Middle East, and its impact on financial market volatility, global economic market, and various sectors, industries and markets for commodities globally;
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
•
the effect of legal, tax and regulatory changes on our business and on our portfolio companies; and
•
other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Our level of investment activity (both the number of investments and the size of each investment) varies substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. There have been headwinds in the financing and merger and acquisitions markets resulting from uncertainty associated with the imposition of tariffs and trade barriers, inflation, supply chain disruptions, labor and resource shortages, a shifting interest rate environment, geopolitical conditions (including the war in Ukraine, turmoil in Europe and the Middle East, and U.S. and China relations), and the uncertain economic outlook for the United States and globally generally, which could include a recession. We are closely monitoring the effect that the current market and economic conditions may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of December 31, 2025, the Company's asset coverage ratio was 176.81%.

Portfolio and Investment Activity

As of December 31, 2025, our portfolio had a fair value of approximately $849.4 million. The following table summarizes our portfolio and investment activity during the year ended December 31, 2025, and December 31, 2024 (dollars in thousands):

	For the year ended December 31,
	2025	2024
Investments made in new portfolio companies	$108,673	$157,572
Investments made in existing portfolio companies	$99,185	175,458
Aggregate amount in exits and repayments	$(156,093)	(213,529)
Net investment activity	$51,765	$119,501

Portfolio Companies, at beginning of period	99	85
Number of new portfolio companies	26	29
Number of exited portfolio companies	(10)	(15)
Portfolio companies, at end of period	115	99

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$685,275	78.3%	$673,713	79.3%
Equity	10,959	1.3	9,939	1.2
Subordinated Certificates of the SDLP	177,962	20.4	165,702	19.5
Total Investments	$874,196	100.0%	$849,354	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025		As of December 31, 2024
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	9.4%	10.2%	10.5%	11.2%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	11.8%	12.6%	13.5%	14.3%
Total	9.9%	10.7%	11.2%	11.9%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2025 and December 31, 2024, respectively.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	As of December 31, 2025		As of December 31, 2024
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$18,738	2.2%	$20,996	2.6%
2	790,430	93.1	743,105	92.4
3	37,199	4.4	40,014	5.0
4	—	—	—	—
5	2,987	0.3	—	—
Total	$849,354	100.0%	$804,115	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	As of December 31, 2025		As of December 31, 2024
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing(1)	$857,126	99.3%	$818,437	100.0%
Non-Accrual	6,111	0.7	—	—
Total	$863,237	100.0%	$818,437	100.0%

(1) As of December 31, 2025, the Company had investments in three portfolio companies that were current on cash interest payments and were on non-accrual status with respect to the portion of the interest that is PIK interest only.

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of December 31, 2025 and December 31, 2024, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of December 31, 2025 and December 31, 2024, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of December 31, 2025 and December 31, 2024, the Company has funded $183.6 million and $187.1 million, respectively, of its commitment to the SDLP and had $22.7 million and $19.2 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $178.0 million and $165.7 million, respectively, as of December 31, 2025, and $184.0 million and $172.2 million, respectively, as of December 31, 2024. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 11.8% and 12.6%, respectively, as of

December 31, 2025, and 13.5% and 14.4%, respectively, as of December 31, 2024. For the years ended December 31, 2025 and 2024, the Company earned interest income of $21.5 million and $27.7 million, respectively, from its investment in the Subordinated Certificates. As of December 31, 2025 and December 31, 2024, $5.3 million and $6.3 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of December 31, 2025 and December 31, 2024, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2025, no loans were on non-accrual status. As of December 31, 2024, loans in two portfolio companies were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2025 and December 31, 2024 (dollars in millions):

	As of December 31, 2025	As of December 31, 2024
Total first lien senior secured loans(1)	$4,297	$4,759
Largest loan to a single borrower(1)	$413	$400
Total of five largest loans to borrower(1)	$1,719	$1,692
Number of borrowers in the SDLP	39	20
Commitments to fund delayed draw loans (2)	$259	$489

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of December 31, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	3/29/2032	9,191	9,191	9,191	(2)
									9,191	9,191
Auto Components
Midco Holding, LLC	Term Loan	SOFR	+	7.50%	(M)	11.36%	11/9/2029	91,687	91,687	91,687	(2)
									91,687	91,687
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	2,414	2,342	1,906	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.92%	08/31/2028	37,057	35,956	29,275	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.92%	08/31/2028	42,557	40,999	33,620	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	26,427	25,641	20,877	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	179,643	174,307	141,918	(2)
									279,245	227,596
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	4/30/2031	5,569	5,569	5,569	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	7/26/2030	117,128	117,128	117,128	(2)
									122,697	122,697
Commercial Services & Supplies
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	7,783	7,783	7,783	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	2,523	2,523	2,523	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	N/A					11/26/2032	—	—	(15)	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/26/2032	12,195	12,195	12,103	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	N/A					10/21/2032	—	—	(21)	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	10/21/2032	10,368	10,368	10,264	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	3,713	3,713	3,713	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	81,491	81,491	81,491	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	223,760	223,760	223,760	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	46,350	46,350	43,105	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	193,846	193,846	180,277	(2)
									582,029	564,983
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.17%	1/2/2032	4,450	4,450	4,450	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/2/2032	182,499	182,499	182,499	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.69%	8/27/2032	883	883	863	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.375%(2.875% PIK)	(M)	8.92%	8/27/2032	8,691	8,691	8,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.04%	11/21/2029	16,628	16,628	16,628	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	26,604	26,604	26,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.87%	11/21/2029	20,261	20,261	20,261	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.99%	11/21/2029	12,214	12,214	12,214	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.97%	11/21/2029	9,903	9,903	9,903	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	257,272	257,272	257,272	(2)
									539,405	539,298

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	116,262	116,262	116,262	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	48,600	48,601	48,601	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	248,325	248,325	248,325	(2)
									413,188	413,188
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.67%	09/29/2031	8,327	8,327	8,223	(2)
									8,327	8,223
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	11/05/2031	67,486	67,487	67,487	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.40%	11/05/2031	218,295	218,295	218,295	(2)
									285,782	285,782
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	11,387	11,387	11,387	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	1,206	1,206	1,206	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(S)	9.84%	3/1/2030	309	309	309	(2)(3)
Oak Funding, LLC	Delayed Draw Term Loan	N/A					12/2/2032	—	—	(12)	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(M)	8.29%	12/2/2032	23,970	23,970	23,730	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	23,439	23,439	23,439	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	116,291	116,291	116,291	(2)
									176,602	176,350
Food Products
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(15)	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(13)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/20/2032	10,519	10,519	10,467	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	29,424	28,701	23,245	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	14,033	13,687	11,086	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	47,344	46,181	37,402	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	177,910	173,542	140,549	(2)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	N/A					11/12/2030	—	—	(27)	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.34%	11/12/2030	25,526	25,526	25,271	(2)
									298,156	247,965
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.22%	07/31/2031	226,640	226,640	226,640	(2)
									226,640	226,640
Health Care Providers & Services
Premise Health Holding Corp	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/8/2032	6,268	6,268	6,268	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.75%	(M)	8.42%	4/8/2032	5,000	5,000	5,000	(2)
									11,268	11,268
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	11/03/2031	111,656	111,656	111,656	(2)
									111,656	111,656
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	N/A					11/17/2032	—	—	(5)	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	4.5%(2.25% PIK)	(M)	10.42%	11/17/2032	5,622	5,622	5,594	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	41,537	41,537	41,537	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	59,100	59,100	59,100	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	6/29/2029	165,750	165,750	165,750	(2)
									272,009	271,976
Household Durables
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	09/04/2031	19,625	19,625	19,429	(2)
									19,625	19,429
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	26,460	26,460	24,608	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	40,044	40,044	37,241	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.52%	11/09/2027	299,250	299,250	278,303	(2)
									365,754	340,152
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	7,931	7,931	7,931	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	121,736	121,736	121,736	(2)
									129,667	129,667
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.50%	10/14/2031	14,927	14,927	14,778	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	N/A					12/23/2032	—	—	(3)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	11,545	11,545	11,516	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	33	33	32	(2)
									26,505	26,323
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	N/A					10/26/2027	—	—	(13)	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	8/6/2032	240,212	240,212	239,011	(2)
									240,212	238,998
Software
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/1/2032	11,884	11,884	11,824	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.22%	11/30/2027	13,006	13,006	12,875	(2)(3)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	N/A					12/30/2032	—	—	(25)	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	12/30/2032	6,365	6,365	6,301	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	N/A					10/25/2032	—	—	(5)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.37%	10/25/2032	7,936	7,936	7,896	(2)
									39,191	38,866
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.82%	12/14/2027	32,794	32,794	30,170	(2)
									32,794	30,170

Total Senior Secured First Lien Loans									$4,281,630	$4,132,105
Equity
Auto Components
Midco Holding, LLC	Common Stock							45,844	-	-
Midco Holding, LLC	Preferred Shares							59,596	23,119	26,754
									23,119	26,754
Food Products
Manna Pro Products, LLC	Common Stock							38	-	-
									-	-

Total Equity									23,119	26,754

Total Investments, December 31, 2025									$4,304,749	$4,158,859

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of December 31, 2025.

(2) Loan includes interest rate floor feature.

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

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

After performing the investment analysis and income analysis for the year ended December 31, 2025, the Company determined that the SDLP's income exceeded 10% of the Company's absolute value of the change in net assets from operations and had a fair value exceeding 5% of the Company's total investment fair value. Accordingly, the audited financial statements of SDLP are attached as an exhibit to this Annual Report on Form 10-K.

Results of Operations

Set forth below is a comparison of our results of operations for the years ended December 31, 2025, and 2024. For a comparison of our results of operations for the years ended December 31, 2024 and 2023, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 21, 2025.

	For the year ended December 31,
	2025	2024
Total investment income	$90,980	$96,337
Total expenses (including excise tax expense)	48,437	45,807
Net investment income	42,543	50,530
Net realized gain (loss)	(3,681)	(4,996)
Net change in unrealized appreciation (depreciation)	(5,740)	(6,434)
Net increase in net assets resulting from operations	$33,122	$39,100
Net investment income per share - basic and diluted	$1.02	$1.22
Net increase in net assets resulting from operations per share - basic and diluted	$0.80	$0.94

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

We expect our portfolio to continue to grow as we deploy capital raised in our private offering and our investment income to grow commensurately. Shifts in base interest rates, such as SOFR and other applicable benchmark rates, may affect our investment income over the long term.

Investment income decreased to $91.0 million for the year ended December 31, 2025, from $96.3 million for the comparable period in the prior year, primarily due to a decrease in SOFR as well as a decrease in the yield of the Subordinated Certificates.

Operating Expenses

Expenses for the years ended December 31, 2025 and 2024 were as follows (dollars in thousands):

	For the year ended December 31,
	2025	2024
Base management fees	$6,350	$5,712
Income-based incentive fees	4,732	5,586
Professional fees	3,483	2,335
Administrator expenses	925	1,157
Interest expenses	30,800	28,495
Credit facility fees	1,273	1,483
Directors’ fees and expenses	319	315
Organizational expenses	—	155
Insurance expenses	23	164
Other general and administrative	532	405
Total expenses	$48,437	$45,807

Total expenses increased to $48.4 million for the year ended December 31, 2025 from $45.8 million for the year ended December 31, 2024.

Management and Incentive Fees

Management fees for the year ended December 31, 2025 increased from the comparable period in the prior year primarily due to an increase in our invested balance. Incentive fees on income for the year ended December 31, 2025 decreased from the comparable period in the prior year primarily due to the decrease of investment income during the current period.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees increased to $32.1 million for the year ended December 31, 2025 from $30.0 million for the year ended December 31, 2024. The increase was primarily attributable to increased interest expenses related to our term debt securitization that closed on November 26, 2024.

Net Realized Gains/Losses

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the year ended December 31, 2025, we had realized losses of $(3.7) million, due to the restructuring of two of our portfolio investments.

For the year ended December 31, 2024, we had realized losses of $(5.1) million, due to the extinguishments of the CIBC Facility and the JPM Facility. We also had a realized gain on investments of $0.1 million, due to an escrow payment from a previously realized investment offset by the wind down of two interest rate swaps during the year.

Net Change in Unrealized Appreciation/Depreciation

For the year ended December 31, 2025, we had $(5.7) million of unrealized depreciation on portfolio investments and derivatives, which was primarily due to the adjustment of a minority of portfolio investments facing operational difficulties.

For the year ended December 31, 2024, we had $(6.4) million of unrealized depreciation on investments and derivatives which was due to the decrease in fair value of our investment in the Subordinated Certificates, partially offset by an increase in fair value of the rest of the portfolio during the year.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2025, the net increase in net assets resulting from operations was $33.1 million or $0.80 per share. For the year ended December 31, 2024, the net increase in net assets resulting from operations was $39.1 million and $0.94 per share.

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

As of December 31, 2025, we had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through December 31, 2025 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through December 31, 2025 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Quarterly	August 6, 2025	September 30, 2025	October 17, 2025	0.2400	9,944	2,644	24
Special	August 6, 2025	September 30, 2025	October 17, 2025	0.0185	766	204	2
Quarterly	November 5, 2025	December 31, 2025	January 16, 2026	0.2400	9,960	899	8
Special	November 5, 2025	December 31, 2025	January 16, 2026	0.0185	768	69	1
Total					$155,434	$50,178	$492

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of December 31, 2025.

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

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the JPM Facility for the year ended December 31, 2025 and 2024 (dollars in thousands):

	For the year ended December 31,
	2025	2024(1)
JPM Facility interest	$—	$17,729
JPM Facility unused fees	—	340
Amortization of debt issuance costs	—	448
Total interest and financing expenses related to the JPM Facility	$—	$18,517
Weighted average outstanding debt balance of the JPM Facility	$—	$251,339
Weighted average interest rate of the JPM Facility (annualized)	—	7.8%

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the year ended December 31, 2025 and 2024 (dollars in thousands):

	For the year ended December 31,
	2025	2024(1)
CIBC Facility interest	$—	$1,715
CIBC Facility unused fees	—	98
Amortization of debt issuance costs	—	143
Total interest and financing expenses related to the CIBC Facility	$—	$1,956
Weighted average outstanding debt balance of the CIBC Facility	$—	$35,170
Weighted average interest rate of the CIBC Facility (annualized)	—	8.0%

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 2.125% or 2.000% margin, or the alternate base rate plus a 1.125% or 1.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender's exposure with respect to any letters of credit issued at the request of the Company under the SMBC Facility. As of December 31, 2025 the Company had $1.0 million in letters of credit issued through the SMBC Facility, and had issued none as of December 31, 2024. The amount available for borrowing under the SMBC Facility is reduced by any letters of credit issued. As of December 31, 2025, there was $126.9 million available for borrowing (net of letters of credit) under the SMBC Facility, subject to borrowing base limitations.

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

At December 31, 2025, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SMBC Facility for the year ended December 31, 2025 and 2024 (dollars in thousands):

	For the year ended December 31,
	2025	2024
SMBC Facility interest	$2,512	$1,814
SMBC Facility unused fees	605	195
Amortization of debt issuance costs	351	140
Total interest and financing expenses related to the SMBC Facility	$3,468	$2,149
Weighted average outstanding debt balance of the SMBC Facility	$37,744	$62,794
Weighted average interest rate of the SMBC Facility(1)	6.7%	7.3%

(1) Figure for the year ended December 31, 2024 is annualized.

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

At December 31, 2025, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the year ended December 31, 2025 and 2024 (dollars in thousands):

	For the year ended December 31,
	2025	2024
VCC CLO interest	$23,411	$2,386
Amortization of debt issuance costs	220	22
Total interest and financing expenses related to VCC CLO	$23,631	$2,408
Weighted average outstanding debt balance of VCC CLO	$377,500	$377,500
Weighted average interest rate of VCC CLO(1)	6.2%	6.4%

(1) Figure for the year ended December 31, 2024 is annualized.

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

On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $25,000,000 and $25,000,000 that matures on December 21, 2026 and December 21, 2028,

respectively. Under the interest rate swap agreement for the 2026 Notes and the 2028 Notes, the Company receives a fixed interest rate of 8.10% and 8.20% and pays a floating interest rate of SOFR + 4.226% and SOFR + 4.595%, respectively. The Company designated these interest rate swaps, the 2026 Notes, and the 2028 Notes as a qualifying fair value hedge accounting relationship. For more information, see “Note 5. Derivative Instruments” to the consolidated financial statements included in this Annual Report on Form 10-K.

At December 31, 2025, and December 31, 2024 the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the year ended December 31, 2025 and 2024 (dollars in thousands):

	For the year ended December 31,
	2025	2024
2026 Notes interest	$2,276	$2,024
2028 Notes interest	2,300	2,052
Amortization of debt issuance costs	97	97
Effect of interest rate swap	301	775
Total	$4,974	$4,948
Weighted average stated interest rate, net of effect of interest rate swaps (annualized)	9.8%	9.3%
Weighted average outstanding balance	50,000	50,000

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of December 31, 2025 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	67,100	—	—	67,100	—
2026 Notes	25,000	25,000	—	—	—
2028 Notes	25,000	—	25,000	—	—
VCC CLO	377,500	—	—	—	377,500
Total debt obligations	$494,600	$25,000	$25,000	$67,100	$377,500

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of December 31, 2025 and December 31, 2024, we had commitments under loan and financing agreements to fund up to $104.9 million to 76 portfolio companies and $112.5 million to 53 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, including underlying investments in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2025 and December 31, 2024 are shown in the table below (dollars in thousands):

Issuer	As of December 31, 2025	As of December 31, 2024
360 Partners LLC	3,043	—
360 Partners LLC	1,739	—
3G Intermediate, Inc.	—	1,333
3G Intermediate, Inc.	400	667
Accupac, LLC	652	1,304
ACP Oak Buyer, Inc.	—	553
ACP Oak Buyer, Inc.	1,498	—
ACP Oak Buyer, Inc.	333	—
ACP Vault Acquisition, Inc.	—	1,036
ACP Vault Acquisition, Inc.	—	1,943
ADPD Holdings, LLC	—	6
ADPD Holdings, LLC	—	11
ADPD Holdings, LLC	—	2
Advanced Web Technologies Holding Company	274	235
Advanced Web Technologies Holding Company	608	845
Alert SRC Newco LLC	—	2,013
Alert SRC Newco LLC	604	604
Allergy & Clinical MidCo, LLC	2,354	—
Allergy & Clinical MidCo, LLC	257	—
Apex Dental Partners, LLC	683	759
Apex Dental Partners, LLC	1,390	2,172
Basin Innovation Group, LLC	329	1,773
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	—	285
Bebright MSO, LLC	1,237	1,237
BH Buyer, Inc.	776	—
Big Bucks Acquisition Corporation	795	—
Boulder Scientific Company, LLC	71	—
National Safety Apparel LLC (fka BPCP NSA Intermedco, Inc.)	—	1,409
National Safety Apparel LLC (fka BPCP NSA Intermedco, Inc.)	996	996
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	52	105
Distinct Holdings, Inc.	451	1,590
DRML Holdings LLC	2,000	—
DRML Holdings LLC	1,333	—
Easy Ice, LLC	1,043	1,352
Easy Ice, LLC	495	1,500
Easy Ice, LLC	—	750
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	404	750
Express Wash Acquisition Company, LLC	180	115
Eye Health America, LLC	184	475
Eye Health America, LLC	528	600
FS Squared Holding Corp.	—	203
FS Squared Holding Corp.	60	95
FS Squared Holding Corp.	14	46
Gen4 Dental Partners OPCO, LLC	585	585
Gen4 Dental Partners OPCO, LLC	2,342	2,927
Graffiti Buyer, Inc.	1,213	1,213
Healthfuse, LLC	1,442	—
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	25	—
HLSG Intermediate, LLC	121	—
Horizon Freight Holdings, Inc.	1,543	1,543

Issuer	As of December 31, 2025	As of December 31, 2024
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	474	757
HTI Intermediate, LLC	657	536
HTI Intermediate, LLC	—	321
Hub Pen Company, LLC	472	629
JTM Foods LLC	14	2
KL Bronco Acquisition, Inc.	—	482
KL Bronco Acquisition, Inc.	714	1,250
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	566	1,251
Krayden Holdings, Inc.	480	837
Krayden Holdings, Inc.	—	386
Krayden Holdings, Inc.	—	386
Lav Gear Intermediate Holdings, INC.	73	—
Leiters, Inc.	56	167
Lightspeed Buyer, Inc.	318	318
Lightspeed Buyer, Inc.	—	8,843
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	804	1,763
MDI Buyer, Inc.	453	220
MDI Buyer, Inc.	1,171	—
MechanAir, LLC	1,188	—
MechanAir, LLC	150	—
MES Intermediate, Inc. (fka Municipal Emergency Services, Inc. )	300	2,472
MWD Management, LLC	400	300
NBPT Acquisition LLC	1,834	—
NBPT Acquisition LLC	444	—
NS and Associates LLC	468	—
OIS Management Services, LLC	—	2,563
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	9
Pareto Buyer, LLC	932	—
Pareto Buyer, LLC	621	—
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	1,250	1,050
Phia Purchaser, LLC	378	—
Phia Purchaser, LLC	630	—
Pillr Health Intermediate II, LLC	550	—
Pillr Health Intermediate II, LLC	1,019	—
QM Buyer, Inc.	2,306	2,306
QM Buyer, Inc.	1,153	1,153
RBS Buyer Inc.	918	—
RBS Buyer Inc.	551	—
Reliable Medical Supply Acquisitionco LLC	668	—
Reliable Medical Supply Acquisitionco LLC	1,169	—
RFI Buyer, Inc.	—	11
RFI Buyer, Inc.	166	—
RFI Buyer, Inc.	1,153	—
RWA Wealth Partners, LLC	5,300	6,511
RWA Wealth Partners, LLC	1,944	1,944
Senior Direct Lending Program, LLC	8,625	17,005
Sentinel Technologies, Inc	591	—

Issuer	As of December 31, 2025	As of December 31, 2024
SGA Dental Partners Opco, LLC	—	1,491
SHF Holdings, Inc.	144	—
SI Holdings, Inc.	—	522
Source Holding Delaware, LLC	571	—
Source Holding Delaware, LLC	1,645	—
Techmer BB Bidco, LLC	3	3
Techmer BB Bidco, LLC	3	—
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
UHY Advisors, Inc.	1,247	1,753
UHY Advisors, Inc.	5,832	6,623
US Health Partners Management, LLC	22	22
US Health Partners Management, LLC	6	11
U.S. Urology Partners, LLC	853	—
U.S. Urology Partners, LLC	—	—
Specialized Dental Holdings II, LLC	1,872	—
USN Opco, LLC	556	556
USSC Holding Corp.	246	518
Velocity Buyer, Inc.	1,781	—
VG Target Holdings, LLC	27	—
VP Security Buyer, Inc.	208	—
VP Security Buyer, Inc.	139	—
VTC Buyer Corp	361	—
VTC Buyer Corp	505	—
VTC Buyer Corp	—	—
Xifin, Inc.	474	—
Zavation Medical Products, LLC	—	101
Zep Holdco Inc.	1,000	—
Total Unfunded Commitments	$104,865	$112,456

Also included within commitments, as of December 31, 2025, and 2024 were commitments to issue up to $0.2 million and $0.1 million, respectively, in letter of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2025, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the years ended December 31, 2025 and December 31, 2024, the Company earned PIK interest of $2.6 million and $2.3 million, respectively, reflected on the accompanying consolidated statements of operations as part of interest income.

When the Company does not expect the borrower will be able to pay future accrual of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of December 31, 2025, the Company had investments in three portfolio companies that were current on cash interest payments and were on non-accrual status with respect to its PIK interest only.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the year ended December 31, 2025, and 2024, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2025, certain loans in one portfolio company held by the Company were on non-accrual with an aggregate amortized cost of $6.1 million and a fair value of $2.0 million, respectively. As of December 31, 2024, there were no loans on non-accrual.

Recent Developments

Dividend Declaration

On March 12, 2026, the Board declared a dividend of $0.2300 per share payable on April 24, 2026 to shareholders of record as of the close of business on March 31, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including the valuation of our investment portfolio and changes in interest rates. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including inflationary pressures and the uncertainty with respect to new and uncertain tariffs and trade policies; overall market changes, including an increase in market volatility and interest rate volatility; geopolitical conditions; legislative reform; and general political, social or economic instability.

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

The Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025, and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. These actions represented cumulative cuts of 75 basis points during 2025, as the Federal Reserve balanced persistent inflationary pressure against signs of labor market softness. Core inflation, while moderating from earlier levels, remains above the Federal Reserve's state target. Given the evolving economic environment and the Federal Reserve's continued focus on monitoring both inflationary pressure and labor market conditions, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings. Furthermore, in a lower interest rate environment, we could face a situation where our outstanding debt obligations carry higher coupon payments than newly issued debt, resulting in an increase in relative borrowing costs unless we are able to refinance at more favorable terms.

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

As of December 31, 2025, all income producing investments in our portfolio and the outstanding borrowings under the SMBC Credit Facility were at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2025, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense (1)	Investment Income
Up 300 basis points	$24,900	$14,800	$10,100
Up 200 basis points	16,600	9,900	6,700
Up 100 basis points	8,300	4,900	3,400
Down 100 basis points	(8,200)	(4,900)	(3,300)
Down 200 basis points	(16,200)	(9,900)	(6,300)
Down 300 basis points	(22,300)	(14,800)	(7,500)

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Varagon Capital Corporation

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of Varagon Capital Corporation and subsidiaries (the "Company") including the consolidated schedule of investments as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets, and financial highlights (in Note 12) for each of the two years in the period then ended, and the related notes (collectively referred to as the "financial statements and financial highlights"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, cash flows, and the financial highlights for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 18, 2026

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Varagon Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows of Varagon Capital Corporation (the Company), for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

Dallas, Texas

March 25, 2024

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except share and per share data)

	As of	As of
ASSETS	December 31, 2025	December 31, 2024
Investments, at fair value
Non-controlled/non-affiliated investments, at fair value (amortized cost of $696,234 and $639,235, respectively)	$683,652	$631,963
Controlled investments, at fair value (amortized cost of $177,962 and $183,982, respectively)	165,702	172,152
Total investments, at fair value (amortized cost of $874,196 and $823,217, respectively)	849,354	804,115
Cash and cash equivalents	33,963	69,606
Interest receivable	10,468	11,530
Deferred financing costs	1,268	1,619
Prepaid expenses	758	884
Other assets	18	—
Total assets	$895,829	$887,754

LIABILITIES
Revolving credit facility payable (Note 6)	$67,100	$50,000
Notes payable (net of debt issuance costs of $2,553, and $2,870, respectively) (Note 6)	425,112	424,009
Shareholder distributions payable	10,737	12,736
Interest and credit facility fees payable	4,781	2,794
Base management fees payable (Note 7)	1,627	1,513
Income incentive fees payable (Note 7)	1,386	206
Administrator expenses payable	218	553
Directors' fees and expenses payable (Note 9)	81	81
Due to affiliates	86	741
Accounts payable and accrued expenses	1,132	1,099
Other liabilities	—	732
Total liabilities	512,260	494,464

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,535,938 shares issued and outstanding at December 31, 2025, and 500,000,000 shares authorized; 41,524,826 shares issued and outstanding at December 31, 2024	415	415
Paid-in capital in excess of par value	382,749	415,176
Total accumulated earnings (loss)	405	(22,301)
Total net assets	$383,569	$393,290
NET ASSETS PER SHARE	$9.23	$9.47

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

	For the year ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$68,993	$68,026	$55,932
Fee income	491	599	684
Total investment income from non-controlled/non-affiliated investments	69,484	68,625	56,616
From controlled investments:
Interest income	21,496	27,712	25,933
Total investment income from controlled investments	21,496	27,712	25,933
Total investment income	90,980	96,337	82,549

Expenses:
Base management fees (Note 7)	$6,350	$5,712	$5,081
Income incentive fees (Note 7)	4,732	5,586	6,035
Professional fees	3,483	2,335	2,295
Administrator expenses	925	1,157	1,188
Interest expenses (Note 6)	30,800	28,495	21,187
Credit facility fees (Note 6)	1,273	1,483	2,676
Directors’ fees and expenses (Note 9)	319	315	339
Organizational expenses	—	155	378
Insurance expenses	23	164	385
Other general and administrative expenses	532	405	344
Total expenses	48,437	45,807	39,908
Net investment income before taxes	42,543	50,530	42,641
Excise tax expense	—	—	2
Net investment income (loss)	42,543	50,530	42,639

Realized and unrealized gain (loss):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(3,681)	179	(289)
Net realized gain (loss) on investments	(3,681)	179	(289)
Net realized gain (loss) on derivatives	—	(116)	—
Net realized gain (loss) on extinguishment of debt	—	(5,059)	—
Net realized gain (loss)	(3,681)	(4,996)	(289)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(5,310)	1,318	329
Controlled investments	(430)	(7,843)	(346)
Net change in unrealized appreciation (depreciation) on investments	(5,740)	(6,525)	(17)
Net change in unrealized appreciation (depreciation) on derivatives	—	91	(91)
Net change in unrealized appreciation (depreciation)	(5,740)	(6,434)	(108)
Net realized and unrealized gains (losses)	(9,421)	(11,430)	(397)
Net increase (decrease) in net assets resulting from operations	$33,122	$39,100	$42,242

Per Common Share Information:
Weighted average shares outstanding (basic and diluted)	41,531,326	41,517,324	41,499,392
Net investment income per share (basic and diluted)	$1.02	$1.22	$1.03

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

Earnings per share (basic and diluted)	$0.80	$0.94	$1.02

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount	Excess of Par	earnings (losses)	Net Assets
Balance at December 31, 2022	41,490,642	$415	$414,868	$(11,606)	$403,677
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	42,639	42,639
Net realized gain (loss) on investments	—	—	—	(289)	(289)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(17)	(17)
Net change in unrealized appreciation (depreciation) on derivatives				(91)	(91)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	14,889	—	147	—	147
Distributions to shareholders	—	—	—	(42,916)	(42,916)
Tax reclassification of net assets	—	—	(30)	30	—
Total increase (decrease) for the year ended December 31, 2023	14,889	—	117	(644)	(527)
Balance at December 31, 2023	41,505,531	$415	$414,985	$(12,250)	$403,150

Balance at December 31, 2023	41,505,531	$415	$414,985	$(12,250)	$403,150
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	50,530	50,530
Net realized gain (loss) on investments	—	—	—	179	179
Net realized gain (loss) on derivatives	—	—	—	(116)	(116)
Net realized gain (loss) on extinguishment of debt	—	—	—	(5,059)	(5,059)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,525)	(6,525)
Net change in unrealized appreciation (depreciation) on derivatives	—	—	—	91	91
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	19,295	—	191	—	191
Distributions to shareholders	—	—	—	(49,151)	(49,151)
Tax reclassification of net assets	—	—	—	—	—
Total increase (decrease) for the year ended December 31, 2024	19,295	—	191	(10,051)	(9,860)
Balance at December 31, 2024	41,524,826	$415	$415,176	$(22,301)	$393,290

Balance at December 31, 2024	41,524,826	$415	$415,176	$(22,301)	$393,290
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	42,543	42,543
Net realized gain (loss) on investments	—	—	—	(3,681)	(3,681)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(5,740)	(5,740)
Net change in unrealized appreciation (depreciation) on derivatives	—	—	—	—	—
Capital transactions:

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

Issuance of common shares pursuant to distribution reinvestment plan(1)	11,112	—	101	—	101
Distributions to shareholders	—	—	—	(22,398)	(22,398)
Return of capital	—	—	(20,546)	—	(20,546)
Tax reclassification of net assets	—	—	(11,982)	11,982	—
Total increase (decrease) for the year ended December 31, 2025	11,112	—	(32,427)	22,706	(9,721)
Balance at December 31, 2025	41,535,938	$415	$382,749	$405	$383,569

(1) Par Amount was less than $1,000 for the period shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	For the year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$33,122	$39,100	$42,242
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(207,858)	(333,030)	(89,894)
Payment-in-kind and other adjustments to cost	(138)	(1,671)	574
Repayments of investments	156,093	213,529	70,951
Net realized (gain) loss on investments	3,681	(179)	289
Net realized (gain) loss on derivatives	—	116	—
Net realized (gain) loss on extinguishment of debt	—	5,059	—
Net payment of settlement of derivatives	—	(116)	—
Net change in unrealized (appreciation) depreciation on investments	5,740	6,525	17
Net change in unrealized (appreciation) depreciation on derivatives	—	(91)	91
Net change in unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	786	(621)	—
Net amortization (accretion) on investments	(2,758)	(3,253)	(1,838)
Amortization of deferred financing costs	668	850	2,120
Changes in operating assets:
Interest receivable	1,062	(267)	(1,992)
Prepaid expenses	126	(468)	278
Other assets	(18)	21	62
Changes in operating liabilities:
Interest and credit facility fees payable	1,987	(2,208)	635
Base management fees payable (Note 7)	114	227	22
Income incentive fees payable (Note 7)	1,180	(2,001)	1,734
Administrator expenses payable	(335)	266	(8)
Directors' fees and expenses payable (Note 9)	—	(1)	(2)
Other liabilities	(732)	732	—
Due to affiliates	(655)	(118)	76
Accounts payable and accrued expenses	33	(41)	389
Net cash provided by (used in) operating activities	(7,902)	(77,640)	25,746

Cash flows from financing activities:
Borrowings on debts	75,600	680,050	124,614
Repayments of debts	(58,500)	(494,220)	(111,444)
Financing costs paid	—	(7,386)	(1,559)
Dividends paid	(44,841)	(51,174)	(37,797)
Net cash provided by (used in) financing activities	(27,741)	127,270	(26,186)
Net increase (decrease) in cash and cash equivalents	(35,643)	49,630	(440)
Cash and cash equivalents, beginning of period	69,606	19,976	20,416
Cash and cash equivalents, end of period	$33,963	$69,606	$19,976

Supplemental cash information:
Cash paid during the period for interest	$28,395	$31,309	$21,108
Cash paid during the period for taxes	$—	$—	$64
Supplemental non cash information:
Distributions reinvested	$101	$191	$147

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	4.75%	(S)	8.58%	6/2/2022	12/2/2027		$10,912	$10,846	$10,912		(1)(6)
Trident Maritime Systems, Inc.	Term Loan	SOFR	+	1.00% (6.75% PIK)	(Q)	11.42%	10/19/2023	2/26/2027		—	—	—		(6)(8)(9)
											10,846	10,912	2.84%
Air Freight & Logistics
Horizon Freight Holdings, Inc.	Revolver	PRIME	+	4.00%	(Q)	10.75%	8/22/2024	8/22/2030		$283	$277	$270		(6)(9)
Horizon Freight Holdings, Inc.	Revolver	SOFR	+	5.00%	(Q)	8.67%	8/22/2024	8/22/2030		271	265	259		(2)(6)(9)(10)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(9)	(39)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(9)	(39)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	8/22/2024	8/22/2030		6,475	6,395	6,313		(1)(6)
											6,919	6,764	1.76%
Automobile Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.52%	6/2/2022	11/5/2026		$10,732	$10,714	$10,625		(1)(6)
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.52%	6/2/2022	11/5/2026		3,537	3,531	3,501		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	6.34%	6/2/2022	8/31/2028		2,692	2,673	2,153		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	6.34%	6/2/2022	8/31/2028		2,344	2,328	1,875		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	6.34%	6/2/2022	8/31/2028		20	20	16		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	6.34%	6/2/2022	8/31/2028		1,122	1,114	898		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	6.34%	6/2/2022	8/31/2028		218	217	174		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	10.11%	8/31/2022	8/31/2028		629	622	617		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	9.99%	8/31/2022	8/31/2028		198	196	195		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	10.00%	8/31/2022	8/31/2028		132	131	130		(2)(6)(9)(10)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	9.97%	8/31/2022	8/31/2028		22	22	22		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	N/A					12/17/2024	8/31/2028		—	(13)	(35)		(2)(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	6.00%	(Q)	9.97%	12/17/2024	8/31/2028		4,913	4,876	4,864		(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	6.00%	(Q)		8/31/2022	8/31/2028		63	63	63		(6)(9)
Race Winning Brands, Inc.	Term Loan	SOFR	+	1.00% (5.50% PIK)	(Q)	10.27%	6/2/2022	5/16/2029		11,085	10,866	9,207		(1)(6)(12)
Race Winning Brands, Inc.	Term Loan	SOFR	+	1.00% (5.50% PIK)	(Q)	10.38%	6/2/2022	5/16/2029		49	40	34		(1)(6)(12)
USSC Holding Corp.	Revolver	SOFR	+	5.25%	(Q)	8.92%	7/23/2024	6/21/2030		168	165	156		(6)(9)
USSC Holding Corp.	Revolver	SOFR	+	5.25%	(Q)	9.09%	7/23/2024	6/21/2030		104	101	96		(6)(9)
USSC Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.09%	7/23/2024	6/21/2030		887	876	854		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

USSC Holding Corp.	Term Loan	SOFR	+	5.25%	(Q)	8.92%	7/23/2024	6/21/2030	2,666	2,634	2,566		(1)(6)
										41,176	38,011	9.91%
Beverages
Cold Spring Brewing Company	Term Loan	SOFR	+	4.75%	(M)	8.49%	12/23/2024	12/10/2030	$9,348	$9,267	$9,348		(1)(6)
										9,267	9,348	2.44%
Chemicals
Boulder Scientific Company, LLC	Revolver	N/A					1/7/2025	12/31/2027	$—	$(1)	$—		(2)(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.49%	6/2/2022	12/31/2027	7,749	7,717	7,749		(1)(6)
MDI Buyer, Inc.	Revolver	PRIME	+	3.75%	(Q)	10.50%	8/5/2022	7/25/2028	983	968	983		(6)(9)
MDI Buyer, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.59%	8/5/2022	7/25/2028	54	53	54		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.57%	8/5/2022	7/25/2028	2,327	2,301	2,327		(1)(6)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.59%	1/16/2025	7/25/2028	664	651	664		(6)(9)
MDI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.57%	8/5/2022	7/25/2028	6,448	6,377	6,448		(1)(6)
MDI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)		1/16/2025	7/25/2028	1,272	1,258	1,272		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	8.95%	9/1/2022	9/1/2030	6	6	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	PRIME	+	4.25%	(S)	11.00%	9/1/2022	9/1/2030	1	1	—		(6)(9)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	SOFR	+	0.25% (5.50% PIK)	(S)	9.45%	9/1/2022	9/1/2030	2	2	1		(6)(9)(12)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	0.25% (5.50% PIK)	(S)	9.45%	9/1/2022	9/1/2030	61	61	32		(6)(9)(12)
Techmer BB Bidco, LLC	Term Loan	N/A					11/3/2025	9/1/2030	—	—	—		(2)(6)(8)(9)
Zep Holdco Inc.	Revolver	N/A					6/30/2025	6/30/2031	—	(7)	(5)		(2)(6)(9)
Zep Holdco Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	6/30/2025	6/30/2031	8,657	8,575	8,613		(1)(6)
										27,962	28,140	7.34%
Commercial Services & Supplies
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.19%	9/30/2024	9/30/2030	$133	$128	$128		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.46%	9/30/2024	9/30/2030	48	46	46		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.19%	9/30/2024	9/30/2030	48	46	46		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.35%	9/30/2024	9/30/2030	38	37	37		(6)(9)
3G Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	9/30/2024	9/30/2030	1,323	1,302	1,303		(6)(9)
3G Intermediate, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.17%	9/30/2024	9/30/2030	3,292	3,237	3,242		(1)(6)
Advanced Web Technologies Holding Company	Revolver	N/A					7/2/2024	12/17/2027	—	(1)	(2)		(2)(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.34%	7/2/2024	12/17/2027	438	433	434		(1)(6)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.34%	7/2/2024	12/17/2027	239	230	234		(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.34%	10/18/2022	12/17/2027	77	76	76		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.34%	7/2/2024	12/17/2027	1,112	1,105	1,104		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	8.09%	11/26/2024	12/17/2027	514	508	510		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	8.09%	6/2/2023	12/17/2027	306	302	304		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.34%	10/18/2022	12/17/2027	24	23	23		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

HLSG Intermediate, LLC	Revolver	SOFR	+	5.25%	(M)	9.08%	3/14/2025	3/31/2029	12	11	12	(2)(6)(9)(10)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.08%	10/6/2023	3/31/2029	2,902	2,866	2,902	(1)(6)
HLSG Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	9.08%	3/14/2025	3/31/2029	22	20	22	(2)(6)(9)
HLSG Intermediate, LLC	Term Loan	SOFR	+	5.25%	(M)	9.08%	10/6/2023	3/31/2029	5,780	5,706	5,780	(1)(6)
HLSG Intermediate, LLC	Term Loan	SOFR	+	5.25%	(M)	9.08%	3/14/2025	3/31/2029	71	70	71	(6)(9)
LAV Gear Holdings, Inc.	Revolver	N/A					7/31/2025	7/31/2029	—	(7)	(4)	(2)(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	6.22%	7/31/2025	7/31/2029	1,236	1,236	1,175	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	6.22%	7/31/2025	7/31/2029	215	196	204	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	FIXED	+	2.50% (3.44% PIK)	(M)	6.22%	7/31/2025	7/31/2029	128	128	122	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	6.22%	7/31/2025	7/31/2029	84	84	80	(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	6.22%	7/31/2025	7/31/2029	66	66	63	(6)(9)
MechanAir, LLC	Revolver	SOFR	+	6.00%	(M)	9.60%	12/18/2025	12/18/2031	148	146	147	(6)(9)
MechanAir, LLC	Revolver	SOFR	+	6.00%	(M)	9.63%	12/18/2025	12/18/2031	97	96	96	(2)(6)(9)
MechanAir, LLC	Delayed Draw Term Loan	N/A					12/18/2025	12/18/2031	—	(12)	(6)	(2)(6)(9)
MechanAir, LLC	Term Loan	SOFR	+	6.00%	(M)	9.63%	12/18/2025	12/18/2031	2,178	2,156	2,167	(6)(9)
Online Labels Group, LLC	Revolver	N/A					12/19/2023	12/19/2029	—	—	—	(2)(6)(8)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	12/19/2023	12/19/2029	4	4	4	(2)(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2023	12/19/2029	—	—	—	(2)(6)(8)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.42%	12/19/2023	12/19/2029	70	69	70	(6)(9)
RBS Buyer, Inc.	Revolver	N/A					7/31/2025	7/31/2031	—	(11)	(5)	(2)(6)(9)
RBS Buyer, Inc.	Delayed Draw Term Loan	N/A					7/31/2025	7/31/2031	—	(3)	(3)	(2)(6)(9)
RBS Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.84%	7/31/2025	7/31/2031	3,114	3,077	3,099	(1)(6)
RFI Buyer, Inc.	Revolver	N/A					8/5/2022	8/5/2030	—	(1)	—	(2)(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.34%	8/5/2022	8/5/2030	19	19	19	(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.47%	8/5/2022	8/5/2030	9	9	9	(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	N/A					8/29/2025	8/5/2030	—	(5)	—	(2)(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.37%	12/2/2024	8/5/2030	2,900	2,868	2,900	(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.42%	8/29/2025	8/5/2030	807	800	807	(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.34%	8/5/2022	8/5/2030	57	57	57	(6)(9)
Source Holding Delaware, LLC	Revolver	PRIME	+	3.75%	(Q)	10.50%	2/7/2025	2/7/2031	104	101	98	(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.54%	2/7/2025	2/7/2031	104	101	98	(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.60%	2/7/2025	2/7/2031	87	84	81	(2)(6)(9)
Source Holding Delaware, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.65%	2/7/2025	2/7/2031	85	75	51	(2)(6)(9)
Source Holding Delaware, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.60%	2/7/2025	2/7/2031	3,994	3,950	3,915	(1)(6)
Titan Group Holdco, LLC	Revolver	N/A					8/22/2024	8/13/2029	—	(5)	—	(2)(6)(9)(11)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					8/22/2024	8/13/2029	—	(3)	—		(2)(6)(9)
Titan Group Holdco, LLC	Delayed Draw Term Loan	N/A					8/22/2024	8/13/2029	—	(3)	—		(2)(6)(9)
Titan Group Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.42%	8/22/2024	8/13/2029	2,528	2,499	2,528		(1)(6)
VP Security Buyer, Inc.	Revolver	N/A					10/10/2025	10/10/2031	—	(2)	(2)		(2)(6)(9)
VP Security Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.63%	10/10/2025	10/10/2031	104	100	100		(2)(6)(9)
VP Security Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.68%	10/10/2025	10/10/2031	402	397	397		(6)(9)
VRC Companies, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.09%	6/2/2022	6/29/2027	10,858	10,806	10,858		(1)(6)
VRC Companies, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.09%	6/2/2022	6/29/2027	626	623	626		(6)(9)
										45,840	46,023	12.00%
Construction & Engineering
360 Partners, LLC	Revolver	N/A					8/7/2025	8/7/2031	$—	$(24)	$(13)		(2)(6)(9)
360 Partners, LLC	Delayed Draw Term Loan	N/A					8/7/2025	8/7/2031	—	(21)	(23)		(2)(6)(9)
360 Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.37%	8/7/2025	8/7/2031	5,204	5,130	5,165		(1)(6)
HTI Intermediate, LLC	Revolver	PRIME	+	4.00%	(Q)	10.75%	3/1/2024	3/1/2030	110	102	105		(6)(9)
HTI Intermediate, LLC	Revolver	SOFR	+	5.00%	(Q)	8.74%	3/1/2024	3/1/2030	55	51	53		(2)(6)(9)
HTI Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.98%	3/1/2024	3/1/2030	534	527	530		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.77%	3/1/2024	3/1/2030	1,263	1,244	1,254		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.98%	7/2/2025	3/1/2030	924	911	917		(1)(6)
										7,920	7,988	2.08%
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Revolver	N/A					12/23/2024	12/23/2030	$—	$(1)	$—		(2)(6)(9)(11)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2024	12/23/2030	193	191	192		(6)(9)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2024	12/23/2030	81	80	80		(2)(6)(9)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2024	12/23/2030	413	407	411		(6)(9)
										677	683	0.18%
Containers & Packaging
Oliver Packaging, LLC	Revolver	SOFR	+	5.00% (1.00% PIK)	(Q)	9.82%	7/6/2022	7/6/2028	$176	$171	$76		(2)(6)(9)(10)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	8.82%	7/6/2022	7/6/2028	3,936	3,900	3,267		(6)(9)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	8.82%	8/30/2024	7/6/2028	578	574	480		(6)(9)
										4,645	3,823	1.00%
Distributors
Big Bucks Acquisition Corporation	Revolver	N/A					9/29/2025	9/29/2031	$—	$(10)	$(10)		(2)(6)(9)
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(Q)	8.67%	9/29/2025	9/29/2031	4,164	4,113	4,112		(1)(6)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.33%	4/29/2024	8/10/2027	357	350	310		(2)(6)(9)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	Term Loan	SOFR	+	5.50%	(Q)	9.42%	11/26/2024	8/10/2027	1,706	1,693	1,655		(1)(6)
Hub Pen Company, LLC	Revolver	SOFR	+	5.25%	(M)	9.39%	9/30/2024	12/31/2027	157	150	151		(2)(6)(9)(10)
Hub Pen Company, LLC	Term Loan	SOFR	+	5.25%	(M)	9.22%	11/26/2024	12/31/2027	6,215	6,134	6,153		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.32%	11/26/2024	11/16/2027	765	768	762		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.32%	11/26/2024	11/16/2027	428	428	428		(1)(6)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.32%	11/22/2023	11/16/2027	4,987	4,927	4,887		(1)(6)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	8.97%	6/2/2022	12/31/2026	6,142	6,136	5,957		(1)(6)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	8.97%	6/2/2022	12/31/2026	4,725	4,721	4,583		(6)(9)
										29,410	28,988	7.56%
Diversified Consumer Services
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.03%	8/16/2022	8/16/2028	$2	$2	$2		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.01%	8/16/2022	8/16/2028	2	2	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.47%	8/16/2022	8/16/2028	1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.01%	8/16/2022	8/16/2028	1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.26%	8/16/2022	8/16/2028	1	1	—		(6)(9)
ADPD Holdings LLC	Term Loan	SOFR	+	6.00%	(S)	10.03%	8/16/2022	8/16/2028	78	77	71		(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	5.50% (2.00% PIK)	(Q)	9.34%	6/29/2022	6/29/2028	821	815	647		(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	5.50% (2.00% PIK)	(Q)	9.34%	6/29/2022	6/29/2028	65	65	51		(2)(6)(9)
Castleworks Home Services Company	Term Loan	SOFR	+	5.50% (2.00% PIK)	(Q)	9.34%	6/28/2023	6/29/2028	6,749	6,698	5,331		(6)(9)
Castleworks Home Services Company	Term Loan	SOFR	+	5.50% (2.00% PIK)	(Q)	9.34%	6/28/2023	6/29/2028	536	532	424		(6)(9)
Express Wash Acquisition Company, LLC	Revolver	N/A					4/10/2025	4/10/2031	—	(2)	(3)		(2)(6)(9)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.25%	(Q)	10.18%	4/10/2025	4/10/2031	1,722	1,707	1,692		(1)(6)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.25%	(Q)	10.18%	4/10/2025	4/10/2031	1,325	1,313	1,302		(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	8.92%	6/2/2022	9/30/2027	3,128	3,124	2,893		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	8.92%	6/2/2022	9/30/2027	2,406	2,403	2,225		(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	8.92%	6/2/2022	9/30/2027	444	444	411		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	8.92%	6/2/2022	9/30/2027	342	342	316		(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	9.92%	6/2/2022	9/30/2027	991	989	916		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	9.92%	6/2/2022	9/30/2027	762	761	704		(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	9.92%	6/2/2022	9/30/2027	285	284	264		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	9.92%	6/2/2022	9/30/2027	220	219	204		(6)(9)
										19,778	17,453	4.55%
Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.92%	11/29/2023	4/16/2027	$309	$305	$309		(6)(9)
										305	309	0.08%
Electronic Equipment, Instruments & Components
Alert SRC Newco LLC	Revolver	N/A					12/11/2024	12/11/2030	$—	$(7)	$—		(2)(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.77%	12/11/2024	12/11/2030	803	793	803		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.74%	12/11/2024	12/11/2030	403	398	403		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.84%	12/11/2024	12/11/2030	250	247	250		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.75%	12/11/2024	12/11/2030	233	230	233		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.84%	12/11/2024	12/11/2030	161	159	161		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.73%	12/11/2024	12/11/2030	120	119	120		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.72%	12/11/2024	12/11/2030	40	39	40		(6)(9)
Alert SRC Newco LLC	Term Loan	SOFR	+	5.00%	(Q)	8.85%	12/11/2024	12/11/2030	6,179	6,099	6,179		(1)(6)
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	6/2/2022	12/21/2027	7,211	7,216	7,211		(1)(6)
										15,293	15,400	4.01%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.82%	6/2/2022	4/7/2028	$716	$714	$707		(1)(6)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.00%	(M)	8.82%	6/2/2022	4/7/2028	7,526	7,475	7,432		(1)(6)
Velocity Buyer, Inc.	Revolver	N/A					1/24/2025	1/24/2031	—	(23)	—		(2)(6)(9)
Velocity Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.87%	1/24/2025	1/24/2031	5,304	5,234	5,304		(6)(9)
										13,400	13,443	3.50%
Financial Services
RWA Wealth Partners, LLC	Revolver	N/A					11/15/2024	11/15/2030	$—	$(16)	$—		(2)(6)(9)(11)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.49%	11/15/2024	11/15/2030	829	811	829		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.60%	11/15/2024	11/15/2030	398	389	398		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.44%	11/15/2024	11/15/2030	167	163	167		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	11/15/2024	11/15/2030	156	152	156		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.68%	11/15/2024	11/15/2030	89	87	89		(2)(6)(9)
RWA Wealth Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.63%	11/15/2024	11/15/2030	8,547	8,474	8,546		(1)(6)
										10,060	10,185	2.66%
Food Products
Hissho Parent, LLC	Revolver	N/A					8/8/2024	5/18/2029	$—	$(4)	$—		(2)(6)(9)(11)
Hissho Parent, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.42%	8/8/2024	5/18/2029	3,448	3,422	3,448		(1)(6)
Hometown Food Company	Term Loan	SOFR	+	4.50%	(M)	8.28%	6/13/2025	12/3/2030	2,865	2,844	2,865		(1)(6)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(M)	11.00%	9/28/2022	5/14/2029	123	122	123		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(M)	9.28%	9/28/2022	5/14/2029	23	23	23		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(M)	9.25%	9/28/2022	5/14/2029	18	18	18		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(M)	9.24%	9/28/2022	5/14/2029	5	5	5		(2)(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.17%	3/3/2025	5/14/2029	1,662	1,655	1,662		(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.07%	4/14/2023	5/14/2029	68	68	68		(6)(9)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.80%	6/2/2022	10/22/2029	7,918	7,856	7,859		(1)(6)
SHF Holdings, Inc.	Revolver	N/A					1/22/2025	1/22/2030	—	(2)	(2)		(2)(6)(9)
SHF Holdings, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.17%	1/22/2025	1/22/2030	1,496	1,478	1,474		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

VG Target Holdings, LLC	Term Loan	SOFR	+	5.50% (3.00% PIK)	(Q)	12.33%	6/2/2022	8/2/2027	6,753	6,083	2,026		(6)(9)(13)
VG Target Holdings, LLC	Term Loan	PRIME	+	4.50% (3.00% PIK)	(Q)	16.25%	6/2/2022	8/2/2027	31	28	9		(6)(9)(13)
VG Target Holdings, LLC	Term Loan	PRIME	+	4.50% (3.00% PIK)	(Q)	16.25%	7/18/2025	5/3/2027	318	318	952		(2)(6)(9)
										23,914	20,530	5.35%
Ground Transportation
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	10.89%	6/2/2022	2/3/2028	$5,044	$5,041	$4,489		(6)(9)(12)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	10.89%	6/2/2022	2/3/2028	951	950	847		(6)(9)(12)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	10.89%	10/4/2024	2/3/2028	207	205	184		(6)(9)(12)
VTC Buyer Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.01%	7/15/2025	7/15/2031	832	821	820		(6)(9)
VTC Buyer Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.98%	7/15/2025	7/15/2031	126	123	121		(6)(9)
VTC Buyer Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.01%	7/15/2025	7/15/2031	96	93	92		(2)(6)(9)
VTC Buyer Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.15%	7/15/2025	7/15/2031	1,593	1,570	1,569		(1)(6)
VTC Buyer Corp.	Term Loan	N/A					7/15/2025	7/15/2031	—	(7)	(8)		(2)(6)(9)
										8,796	8,114	2.12%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Revolver	N/A					6/12/2025	5/16/2031	$—	$(17)	$—		(2)(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	8.78%	6/12/2025	5/16/2031	1,665	1,646	1,665		(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	8.78%	6/12/2025	5/16/2031	1,332	1,315	1,332		(2)(6)(9)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	5.00%	(S)	8.60%	6/12/2025	5/16/2031	6,956	6,875	6,956		(1)(6)
BioCare Medical, LLC	Term Loan	SOFR	+	7.00%	(M)	10.82%	11/18/2022	12/9/2027	1,303	1,285	1,303		(6)(9)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.32%	6/2/2022	12/6/2027	1,271	1,269	1,211		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.32%	6/2/2022	12/6/2027	2,948	2,942	2,808		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.32%	6/2/2022	12/6/2027	345	344	328		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.32%	6/2/2022	12/6/2027	245	245	234		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	9.85%	9/16/2022	12/6/2027	10	10	9		(1)(6)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.74%	6/21/2022	5/24/2029	5,673	5,645	5,673		(1)(6)
Pediatric Home Respiratory Services, LLC	Revolver	N/A					12/23/2024	12/23/2030	—	(10)	—		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	N/A					6/2/2022	12/23/2030	—	(9)	—		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.10%	12/23/2024	12/23/2030	10,918	10,823	10,916		(1)(6)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.10%	12/23/2024	12/23/2030	496	492	496		(6)(9)
Reliable Medical Supply Acquisitionco LLC	Revolver	N/A					12/31/2025	12/31/2032	—	(7)	(7)		(2)(6)(9)
Reliable Medical Supply Acquisitionco LLC	Delayed Draw Term Loan	N/A					12/31/2025	12/31/2032	—	(6)	(12)		(2)(6)(9)
Reliable Medical Supply Acquisitionco LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	12/31/2025	12/31/2032	2,673	2,646	2,646		(6)(9)
SunMed Group Holdings, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.59%	11/22/2024	6/16/2028	1,749	1,740	1,749		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	9.73%	7/22/2024	6/30/2028	53	52	52		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	9.54%	7/22/2024	6/30/2028	53	52	52		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	9.72%	7/22/2024	6/30/2028	48	47	46		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	9.52%	7/22/2024	6/30/2028	37	37	36		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	9.55%	7/22/2024	6/30/2028	21	21	21		(6)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.52%	6/2/2022	6/30/2028	4,811	4,789	4,679		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.71%	7/22/2024	6/30/2028	2,386	2,357	2,320		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.73%	7/22/2024	6/30/2028	1,263	1,250	1,229		(1)(6)
										45,833	45,742	11.93%
Health Care Providers & Services
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.99%	1/29/2025	1/29/2031	$129	$118	$117		(6)(9)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.76%	1/29/2025	1/29/2031	88	81	81		(2)(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(S)	8.95%	1/29/2025	1/29/2031	1,279	1,262	1,270		(6)(9)
Allergy & Clinical MidCo, LLC	Revolver	SOFR	+	4.75%	(S)	8.82%	1/29/2025	1/29/2031	257	252	254		(6)(9)
Allergy & Clinical MidCo, LLC	Revolver	SOFR	+	4.75%	(S)	8.76%	1/29/2025	1/29/2031	129	126	127		(2)(6)(9)
Apex Dental Partners, LLC	Revolver	PRIME	+	4.00%	(M)	10.75%	10/29/2024	10/29/2030	76	70	76		(2)(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.84%	10/29/2024	10/29/2030	2,388	2,356	2,388		(2)(6)(9)
Apex Dental Partners, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.84%	10/29/2024	10/29/2030	7,141	7,081	7,141		(1)(6)
Bebright MSO, LLC	Revolver	N/A					6/3/2024	6/3/2030	—	(18)	—		(2)(6)(9)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.42%	6/3/2024	6/3/2030	4,891	4,813	4,891		(6)(9)
Bebright MSO, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.42%	6/3/2024	6/3/2030	6,093	5,996	6,093		(1)(6)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	9.17%	11/1/2024	11/1/2030	461	451	461		(2)(6)(9)
Eventus Buyer, LLC	Delayed Draw Term Loan	N/A					11/1/2024	11/1/2030	—	(11)	—		(2)(6)(9)
Eventus Buyer, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.17%	11/1/2024	11/1/2030	6,353	6,272	6,352		(1)(6)
Eye Health America, LLC	Revolver	SOFR	+	5.75%	(Q)	9.42%	7/26/2022	7/26/2028	72	68	66		(2)(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.42%	7/26/2022	7/26/2028	2,639	2,619	2,612		(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.42%	2/14/2025	7/26/2028	165	166	161		(2)(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.42%	7/26/2022	7/26/2028	4,064	4,028	4,023		(1)(6)
Eye Health America, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.42%	2/14/2025	7/26/2028	253	249	250		(6)(9)
Gen4 Dental Partners OPCO, LLC	Revolver	N/A					5/13/2024	5/13/2030	—	(9)	—		(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Delayed Draw Term Loan	N/A					5/13/2024	5/13/2030	—	(17)	—		(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.64%	5/13/2024	5/13/2030	8,650	8,514	8,650		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.80%	6/2/2022	6/10/2028	720	719	721	(1)(6)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.80%	6/2/2022	6/10/2028	554	553	555	(6)(9)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(S)	8.80%	6/2/2022	6/10/2028	5,218	5,210	5,218	(1)(6)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(S)	8.80%	6/2/2022	6/10/2028	4,014	4,008	4,014	(6)(9)
MWD Management, LLC	Revolver	SOFR	+	4.75%	(Q)	8.57%	6/15/2022	6/15/2027	100	97	100	(2)(6)(9)
MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.57%	6/15/2022	6/15/2027	1,940	1,933	1,940	(1)(6)
MWD Management, LLC	Term Loan	SOFR	+	4.75%	(M)	8.57%	6/15/2022	6/15/2027	2,419	2,402	2,419	(1)(6)
NBPT Acquisition LLC	Revolver	N/A					3/3/2025	2/16/2030	—	(4)	(2)	(2)(6)(9)
NBPT Acquisition LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.73%	3/3/2025	3/3/2030	164	155	154	(2)(6)(9)
NBPT Acquisition LLC	Term Loan	SOFR	+	5.00%	(Q)	8.99%	3/3/2025	3/3/2030	5,169	5,124	5,143	(1)(6)
OIS Management Services, LLC	Revolver	N/A					11/16/2022	11/16/2028	—	(8)	—	(2)(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	8/21/2024	11/16/2028	3,486	3,461	3,486	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	6/2/2022	11/16/2028	1,876	1,846	1,876	(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.59%	8/21/2024	11/16/2028	1,209	1,200	1,209	(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.65%	8/21/2024	11/16/2028	337	335	337	(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.42%	11/16/2022	11/16/2028	4,863	4,781	4,863	(1)(6)
Phia Purchaser, LLC	Revolver	N/A					12/1/2025	12/1/2032	—	(4)	(2)	(2)(6)(9)
Phia Purchaser, LLC	Delayed Draw Term Loan	N/A					12/1/2025	12/1/2032	—	(3)	(3)	(2)(6)(9)
Phia Purchaser, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.29%	12/1/2025	12/1/2032	2,770	2,743	2,757	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.93%	6/2/2022	10/29/2027	5,088	5,086	4,350	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.93%	6/2/2022	10/29/2027	4,177	4,176	3,572	(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.93%	6/2/2022	10/29/2027	3,473	3,472	2,969	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.32%	7/17/2024	7/17/2029	427	420	427	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.34%	7/17/2024	7/17/2029	350	344	350	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.35%	7/17/2024	7/17/2029	317	312	317	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.37%	7/17/2024	7/17/2029	300	295	300	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.36%	7/17/2024	7/17/2029	296	291	296	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.38%	7/17/2024	7/17/2029	251	247	251	(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.34%	7/17/2024	7/17/2029	143	140	143	(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.36%	7/17/2024	7/17/2029	136	134	136		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.34%	7/17/2024	7/17/2029	135	133	135		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.36%	7/17/2024	7/17/2029	102	100	102		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.24%	7/17/2024	7/17/2029	102	100	102		(6)(9)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.34%	7/17/2024	7/17/2029	10,863	10,661	10,862		(1)(6)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.34%	7/17/2024	7/17/2029	2,659	2,610	2,659		(6)(9)
Specialized Dental Holdings II, LLC	Delayed Draw Term Loan	N/A					10/30/2025	11/1/2028	—	(9)	—		(2)(6)(9)
U.S. Urology Partners, LLC	Revolver	N/A					4/8/2025	4/8/2032	—	(10)	—		(2)(6)(9)
U.S. Urology Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.17%	4/8/2025	4/8/2032	1,701	1,682	1,701		(6)(9)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	4/8/2025	4/8/2032	7,088	7,007	7,088		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.61%	7/15/2022	7/15/2028	841	835	824		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.60%	7/15/2022	7/15/2028	581	577	570		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.54%	7/15/2022	7/15/2028	371	368	363		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.44%	7/15/2022	7/15/2028	88	88	87		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.63%	7/15/2022	7/15/2028	4,838	4,838	4,741		(1)(6)
US Health Partners Management, LLC	Revolver	PRIME	+	4.00%	(Q)	10.75%	1/12/2024	1/11/2030	6	5	6		(2)(6)(9)
US Health Partners Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.67%	1/12/2024	1/11/2030	27	27	27		(2)(6)(9)
US Health Partners Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	1/12/2024	1/11/2030	33	32	33		(6)(9)
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.49%	6/9/2022	12/21/2026	1,164	1,160	1,164		(1)(6)
USN Opco, LLC	Delayed Draw Term Loan	N/A					11/15/2024	12/21/2026	—	(3)	—		(2)(6)(9)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.74%	3/26/2024	12/21/2026	2,416	2,397	2,416		(1)(6)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.74%	11/15/2024	12/21/2026	275	272	275		(6)(9)
										126,802	126,064	32.87%
Health Care Technology
BRG Acquisition Co., LLC	Revolver	N/A					7/26/2022	7/26/2028	$—	$(5)	$(27)		(2)(6)(9)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	9.49%	7/26/2022	7/26/2028	6,676	6,609	6,375		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(Q)	9.84%	12/27/2023	7/26/2028	2,940	2,903	2,852		(1)(6)
Healthfuse, LLC	Revolver	N/A					1/10/2025	1/10/2031	—	(18)	—		(2)(6)(9)
Healthfuse, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.68%	1/10/2025	1/10/2031	5,461	5,390	5,461		(1)(6)
Healthfuse, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.68%	1/10/2025	1/10/2031	995	982	995		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

Lightspeed Buyer, Inc.	Revolver	N/A					12/2/2024	2/3/2027	—	(2)	—		(2)(6)(9)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/2/2024	2/3/2027	5,517	5,489	5,516		(6)(9)
Lightspeed Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	12/2/2024	2/3/2027	3,321	3,304	3,321		(6)(9)
Pillr Health Intermediate II, LLC	Revolver	SOFR	+	4.75%	(Q)	8.42%	12/31/2025	12/31/2031	61	55	55		(2)(6)(9)
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	N/A					12/31/2025	12/31/2031	—	(5)	(10)		(2)(6)(9)
Pillr Health Intermediate II, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.42%	12/31/2025	12/31/2031	2,549	2,524	2,524		(6)(9)
Xifin, Inc.	Revolver	N/A					7/31/2025	7/31/2031	—	(4)	(2)		(2)(6)(9)
Xifin, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	7/31/2025	7/31/2031	2,602	2,590	2,589		(1)(6)
										29,812	29,649	7.73%
Hotels, Restaurants & Leisure
Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(M)	9.82%	12/13/2022	7/30/2027	$4,838	$4,795	$4,838		(1)(6)
										4,795	4,838	1.26%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(M)	9.57%	6/2/2022	11/9/2027	$9,314	$9,295	$8,964		(1)(6)
										9,295	8,964	2.34%
Insurance
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	9.85%	11/26/2024	6/2/2026	$1,279	$1,277	$1,279		(1)(6)
Turbo Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(S)	9.85%	11/26/2024	6/2/2026	492	491	492		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(S)	9.85%	11/26/2024	6/2/2026	6,897	6,886	6,897		(1)(6)
Turbo Buyer, Inc.	Term Loan	SOFR	+	6.00%	(S)	9.85%	11/26/2024	6/2/2026	1,213	1,211	1,213		(1)(6)
										9,865	9,881	2.58%
IT Services
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	8/24/2022	12/21/2027	$8,931	$8,893	$8,931		(1)(6)
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	8/13/2024	12/21/2027	784	780	784		(1)(6)
Alta Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	1/23/2025	12/21/2027	144	143	144		(6)(9)
Concord III, L.L.C.	Revolver	SOFR	+	6.25%	(Q)	9.92%	12/20/2023	12/20/2028	157	154	157		(2)(6)(9)
Concord III, L.L.C.	Term Loan	SOFR	+	6.25%	(Q)	9.92%	12/20/2023	12/20/2028	4,300	4,235	4,300		(1)(6)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.63%	7/18/2024	7/18/2029	371	370	354		(6)(9)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.46%	7/18/2024	7/18/2029	318	317	304		(6)(9)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.61%	7/18/2024	7/18/2029	212	211	202		(6)(9)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.61%	7/18/2024	7/18/2029	159	159	152		(6)(9)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.66%	7/18/2024	7/18/2029	80	79	76		(2)(6)(9)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.42%	7/18/2024	7/18/2029	10,863	10,718	10,509		(1)(6)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.42%	7/18/2024	7/18/2029	968	955	937		(6)(9)
Sentinel Technologies, Inc	Revolver	N/A					11/3/2025	11/3/2031	—	(6)	(6)		(2)(6)(9)
Sentinel Technologies, Inc	Term Loan	SOFR	+	4.50%	(Q)	8.35%	11/3/2025	11/3/2031	2,362	2,339	2,339		(6)(9)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	6/2/2022	3/10/2028	8,359	8,304	8,358		(1)(6)
										37,651	37,541	9.79%
Life Sciences Tools & Services
KL Charlie Acquisition Company	Revolver	N/A					9/5/2023	12/30/2026	$—	$—	$—		(2)(6)(8)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.82%	6/2/2022	12/30/2026	3,169	3,156	3,169		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.82%	3/17/2023	12/30/2026	3	3	3		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.00%	(M)	8.82%	11/26/2024	12/30/2026	613	610	613		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

KL Charlie Acquisition Company	Term Loan	SOFR	+	5.00%	(M)	8.82%	3/17/2023	12/30/2026	2	2	2		(1)(6)
Molecular Designs, LLC	Term Loan	SOFR	+	4.50%	(M)	8.23%	9/9/2024	10/4/2027	2,241	2,214	2,191		(1)(6)
										5,985	5,978	1.56%
Machinery
Pareto Buyer, LLC	Revolver	N/A					12/12/2025	12/13/2032	—	(6)	(6)		(2)(6)(9)
Pareto Buyer, LLC	Delayed Draw Term Loan	N/A					12/12/2025	12/13/2032	—	(5)	(9)		(2)(6)(9)
Pareto Buyer, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	12/12/2025	12/13/2032	2,000	1,980	1,980		(1)(6)
Pareto Buyer, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	12/12/2025	12/13/2032	1,340	1,327	1,327		(6)(9)
										3,296	3,292	0.86%
Personal Care Products
Accupac, LLC	Revolver	SOFR	+	3.00% (6.00% PIK)	(Q)	10.67%	12/31/2024	12/31/2029	$217	$210	$172		(6)(9)
Accupac, LLC	Revolver	SOFR	+	3.00% (6.00% PIK)	(Q)	10.87%	12/31/2024	12/31/2029	217	210	172		(6)(9)
Accupac, LLC	Revolver	SOFR	+	3.00% (6.00% PIK)	(Q)	10.89%	12/31/2024	12/31/2029	217	210	172		(2)(6)(9)
Accupac, LLC	Term Loan	SOFR	+	3.00% (6.00% PIK)	(Q)	10.67%	12/31/2024	12/31/2029	9,011	8,866	8,065		(6)(9)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.02%	6/2/2022	7/28/2026	3,207	3,207	3,142		(1)(6)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.02%	6/2/2022	7/28/2026	2,271	2,271	2,226		(1)(6)
KL Bronco Acquisition, Inc.	Revolver	N/A					6/30/2022	6/30/2028	—	(7)	—		(2)(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.05%	6/30/2022	6/30/2028	1,408	1,397	1,408		(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.19%	6/30/2022	6/30/2028	3,801	3,764	3,801		(1)(6)
										20,128	19,158	4.99%
Pharmaceuticals
Advantage HCS LLC	Term Loan	SOFR	+	5.50%	(Q)	9.34%	11/8/2023	11/8/2029	$10,807	$10,575	$10,807		(1)(6)
Advantage HCS LLC	Term Loan	SOFR	+	5.50%	(Q)	9.34%	11/8/2023	11/8/2029	1,443	1,412	1,443		(6)(9)
Leiters, Inc.	Revolver	PRIME	+	5.00%	(Q)	11.75%	9/29/2023	6/29/2028	77	75	77		(6)(9)
Leiters, Inc.	Revolver	SOFR	+	6.00%	(Q)	9.99%	9/29/2023	6/29/2028	11	11	11		(2)(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	9.92%	9/29/2023	6/29/2028	477	468	477		(6)(9)
NS and Associates LLC	Revolver	N/A					9/9/2025	8/6/2030	—	(7)	(7)		(2)(6)(9)
NS and Associates LLC	Term Loan	SOFR	+	5.25%	(Q)	9.07%	9/9/2025	8/6/2030	3,507	3,457	3,455		(1)(6)
NS and Associates LLC	Term Loan	SOFR	+	5.25%	(Q)	9.01%	9/9/2025	8/6/2030	3,507	3,457	3,455		(1)(6)
										19,448	19,718	5.14%
Professional Services
Amplify Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	9/17/2025	9/17/2032	$4,783	$4,748	$4,747		(6)(9)
Basin Innovation Group, LLC	Revolver	N/A					12/6/2024	12/6/2030	—	(16)	—		(2)(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.95%	12/6/2024	12/6/2030	1,440	1,420	1,440		(2)(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.54%	12/6/2024	12/6/2030	10,890	10,749	10,890		(1)(6)
Basin Innovation Group, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.54%	12/6/2024	12/6/2030	693	684	693		(6)(9)
BH Buyer, Inc.	Revolver	N/A					12/31/2025	12/31/2031	—	(8)	(4)		(2)(6)(9)
BH Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	12/31/2025	12/31/2031	7,254	7,182	7,218		(6)(9)
DRML Holdings LLC	Revolver	N/A					3/14/2025	3/14/2031	—	(17)	—		(2)(6)(9)
DRML Holdings LLC	Delayed Draw Term Loan	N/A					3/14/2025	3/14/2031	—	(13)	—		(2)(6)(9)
DRML Holdings LLC	Term Loan	SOFR	+	4.75%	(Q)	8.42%	3/14/2025	3/14/2031	6,506	6,418	6,505		(1)(6)
DRML Holdings LLC	Term Loan	SOFR	+	4.75%	(Q)	8.42%	3/14/2025	3/14/2031	111	110	111		(6)(9)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.02%	6/2/2022	10/29/2027	8,473	8,463	8,219		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.02%	6/2/2022	10/29/2027	688	688	667		(1)(6)
UHY Advisors, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.42%	11/22/2024	11/21/2031	506	492	506		(2)(6)(9)(10)
UHY Advisors, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	11/22/2024	11/21/2031	416	399	416		(6)(9)
UHY Advisors, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.49%	11/22/2024	11/21/2031	195	187	195		(6)(9)
UHY Advisors, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.44%	11/22/2024	11/21/2031	179	172	179		(2)(6)(9)
UHY Advisors, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.57%	11/22/2024	11/21/2031	6,574	6,516	6,574		(1)(6)
										48,174	48,356	12.61%
Software
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.19%	8/12/2022	7/20/2029	$97	$93	$83		(6)(7)(9)
QM Buyer, Inc.	Revolver	N/A					12/6/2024	12/6/2030	—	(14)	—		(2)(6)(9)
QM Buyer, Inc.	Delayed Draw Term Loan	N/A					12/6/2024	12/6/2030	—	(14)	—		(2)(6)(9)
QM Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	12/6/2024	12/6/2030	6,849	6,761	6,849		(1)(6)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	11/26/2024	8/30/2029	10,612	10,602	10,612		(1)(6)
										17,428	17,544	4.57%
Textiles, Apparel & Luxury Goods
National Safety Apparel LLC (fka BPCP NSA Intermedco, Inc.)	Revolver	N/A					5/17/2024	5/17/2030	$—	$(11)	$—		(2)(6)(9)
National Safety Apparel LLC (fka BPCP NSA Intermedco, Inc.)	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	5/17/2024	5/17/2030	2,273	2,251	2,273		(6)(9)
National Safety Apparel LLC (fka BPCP NSA Intermedco, Inc.)	Term Loan	SOFR	+	4.75%	(Q)	8.42%	11/26/2024	5/17/2030	6,454	6,378	6,454		(1)(6)
										8,618	8,727	2.28%
Trading Companies & Distributors
Easy Ice, LLC	Revolver	SOFR	+	5.25%	(Q)	9.24%	10/30/2024	10/30/2030	$135	$130	$133		(6)(9)
Easy Ice, LLC	Revolver	SOFR	+	5.25%	(Q)	9.09%	10/30/2024	10/30/2030	60	58	59		(6)(9)
Easy Ice, LLC	Revolver	SOFR	+	5.25%	(Q)	9.24%	10/30/2024	10/30/2030	30	29	30		(6)(9)
Easy Ice, LLC	Revolver	SOFR	+	5.25%	(Q)	9.19%	10/30/2024	10/30/2030	30	29	30		(2)(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.07%	10/30/2024	10/30/2030	162	158	159		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.22%	10/30/2024	10/30/2030	100	97	99		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.24%	10/30/2024	10/30/2030	89	87	88		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.22%	10/30/2024	10/30/2030	64	62	63		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.09%	10/30/2024	10/30/2030	40	39	39		(2)(6)(9)
Easy Ice, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.24%	10/30/2024	10/30/2030	6,671	6,586	6,637		(1)(6)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.48%	3/1/2023	3/1/2029	84	81	83		(6)(9)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.42%	3/1/2023	3/1/2029	75	73	75		(6)(9)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.53%	3/1/2023	3/1/2029	42	41	42		(6)(9)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.44%	3/1/2023	3/1/2029	37	36	37		(6)(9)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.44%	3/1/2023	3/1/2029	33	33	33		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	8/30/2024	3/1/2029		385	382	383		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	3/1/2023	3/1/2029		384	377	383		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	3/1/2023	3/1/2029		384	377	383		(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	3/1/2023	3/1/2029		2,014	1,975	2,009		(1)(6)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	8/30/2024	3/1/2029		1,235	1,226	1,232		(1)(6)
MES Intermediate, Inc. (fka Municipal Emergency Services, Inc.)	Revolver	N/A					11/21/2025	10/1/2027		—	(2)	—		(2)(6)(9)
MES Intermediate, Inc. (fka Municipal Emergency Services, Inc.)	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	9/24/2024	10/1/2027		3,744	3,702	3,744		(6)(9)
MES Intermediate, Inc. (fka Municipal Emergency Services, Inc.)	Term Loan	SOFR	+	4.75%	(Q)	8.62%	11/21/2025	10/1/2027		6,406	6,361	6,406		(6)(9)
											21,937	22,147	5.77%

Total Senior Secured First Lien Loans											685,275	673,713	175.64%
Equity
Automobile Components
M&D Parent Holdings, LLC	Class B Units								5,144		518	516		(3)(9)
											518	516	0.13%
Chemicals
MDI Aggregator LP	Common Units								8,380		838	1,223		(3)(9)
Techmer BB Aggregator, LP	Limited Partnership Units								348		348	—		(3)(9)
											1,186	1,223	0.32%
Commercial Services & Supplies
Chimney Rock 3G Co-Invest	Equity Co-Invest								125,000		127	120		(3)(9)
Lav Gear Intermediate Holdings, INC.	Class A Units								5,939		681	701		(3)(9)
RFI Group Holdings, L.P.	Class A Units								3,000		300	474		(3)(9)
VP Security Buyer, Inc.	Limited Partnership Units								111,111		111	111		(3)(9)
											1,219	1,406	0.37%
Construction & Engineering
HT Investors, LLC	A1 Units								3,481		370	334		(3)(9)
360 Partners, LLC	Class A Units								1,998		220	203		(3)(9)
											590	537	0.14%
Containers & Packaging
Oliver Investors, LP	Class A Units								6,406		608	—		(3)(9)
Oliver Investors, LP	Class D Units								152		8	—		(3)(9)
Comar Holding Company, LLC	Class A Units								8,172		4,442	4,442		(3)(9)
											5,058	4,442	1.16%
Diversified Consumer Services
FS NU Investors, LP	Class A Units								5,000		500	132		(3)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

FS NU Investors, LP	Class C Units							253		26	51		(3)(9)
										526	183	0.05%
Ground Transportation
VTC Buyer Corp	Class A-1 Units							164,000		190	190		(3)(9)
										190	190	0.05%
Health Care Equipment & Supplies
Reliable Medical Supply Acquisition LLC	Series A Interest							103,093		103	103		(3)(9)
										103	103	0.03%
Health Care Technology
BRG Group Holdings, LLC	Class A Units							612,419		626	386		(3)(9)
Xifin, Inc.	Class D Units							11,507		220	220		(3)(9)
										846	606	0.16%
IT Services
Sentinel Technologies, Inc.	Class A Units							1,154		115	115		(3)(9)
										115	115	0.03%
Personal Care Products
KLC Fund 1-C1 LP	Limited Partnership Units							605,769		608	618		(3)(9)
										608	618	0.16%

Total Equity										10,959	9,939	2.59%
Subtotal Non-Controlled/Non-Affiliated Investments										696,234	683,652	178.23%

Controlled Investments:													(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 11.75%	12/31/36		183,603	177,962	165,702		(2)(4)(5)
										$177,962	$165,702	43.20%

Subtotal Controlled Investments										$177,962	$165,702	43.20%
Total Investments, December 31, 2025										$874,196	$849,354	221.43%

Cash Equivalents:
State Street Institutional U.S. Government Money Market Fund						7-Day Yield 3.74%			$13,450	$13,450	$13,450		(14)(15)
										$13,450	$13,450	3.51%

Subtotal Cash Equivalents										$13,450	$13,450	3.51%
Total Investments and Cash Equivalents										$887,646	$862,804	224.94%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

Derivative Instruments

Description	Hedging Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	2026 Notes	8.10%	USD-SOFR-Compound + 4.226%	CIBC Bank USA	12/21/2026	$25,000	$80	$—	$80	(7)
Interest rate swap	2028 Notes	8.20%	USD-SOFR-Compound + 4.595%	CIBC Bank USA	12/21/2028	25,000	105	—	105	(7)
Total						$50,000	$185	$—	$185

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of December 31, 2025.

^ Percentage is based on net assets of $383,569 as of December 31, 2025.

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

(2) The investment has an unfunded commitment as of December 31, 2025 (See "Note 8. Commitments and Contingencies"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, total qualifying assets at fair value represented 81.3% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment is valued using observable inputs using a Level 2 measurement in the ASC 820 fair value hierarchy as of December 31, 2025 (See "Note 4. Fair Value Measurements").

(8) Par Amount, Amortized Cost, and Fair Value are less than $1,000.

(9) The investment or a portion thereof held by the Company or VCC Equity Holdings, LLC, a wholly owned subsidiary of the Company, is pledged as collateral under the SMBC Facility (See "Note 6. Borrowings").

(10) As of December 31, 2025, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments and Contingencies for further information on letters of credit commitments related to certain portfolio companies.

(11) As of December 31, 2025, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments and Contingencies for further information on letters of credit commitments related to certain portfolio companies.

(12) The investment was current on cash interest payment and was on non-accrual status with respect to the portion of the interest that is PIK interest only as of December 31, 2025. See "Note 2. Significant Accounting Policies" for more information.

(13) The investment was on non-accrual status as of December 31, 2025.

(14) The rate shown in the annualized seven-day yield as of December 31, 2025.

(15) This investment represents a Level 1 security in the ASC 820 fair value hierarchy as of December 31, 2025 (See "Note 4. Fair Value Measurements").

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

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

USSC Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.76%	7/23/2024	6/21/2030	896	883	882		(6)(9)
USSC Holding Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.58%	7/23/2024	6/21/2030	2,693	2,655	2,653		(1)(6)
										39,969	37,698	9.59%
Beverages
Cold Spring Brewing Company	Term Loan	SOFR	+	4.75%	(M)	9.23%	12/23/2024	12/10/2030	$10,984	$10,875	$10,874		(6)(9)
										10,875	10,874	2.76%
Chemicals
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(M)	9.49%	6/2/2022	12/28/2025	$5,725	$5,707	$5,639		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.23%	6/2/2022	12/28/2025	207	206	204		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.23%	6/2/2022	12/28/2025	414	413	408		(1)(6)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.75%	(Q)	9.23%	6/2/2022	12/28/2025	414	413	408		(1)(6)
MDI Buyer, Inc.	Revolver	SOFR	+	5.50%	(Q)	10.27%	8/5/2022	7/25/2028	261	257	261		(6)(9)
MDI Buyer, Inc.	Revolver	PRIME	+	4.50%	(Q)	12.00%	8/5/2022	7/25/2028	550	540	550		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	10.01%	8/5/2022	7/25/2028	2,351	2,316	2,351		(1)(6)
MDI Buyer, Inc.	Term Loan	SOFR	+	5.50%	(Q)	10.01%	8/5/2022	7/25/2028	6,515	6,420	6,515		(1)(6)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.60%	9/1/2022	9/1/2028	3	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.62%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.77%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.73%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.78%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Revolver	PRIME	+	4.25%	(S)	11.75%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	9.61%	9/1/2022	9/1/2028	2	2	2		(6)(9)
Techmer BB Bidco, LLC	Term Loan	N/A					9/1/2022	9/1/2028	—	—	—		(6)(8)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.77%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.73%	9/1/2022	9/1/2028	53	53	47		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.79%	9/1/2022	9/1/2028	1	1	1		(6)(9)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.78%	9/1/2022	9/1/2028	1	1	—		(6)(9)
Techmer BB Bidco, LLC	Term Loan	N/A					9/1/2022	9/1/2028	—	—	—		(6)(8)(9)
										16,339	16,396	4.17%
Commercial Services & Supplies
3G Intermediate, Inc.	Revolver	N/A					9/30/2024	9/30/2030	$—	$(13)	$(7)		(2)(6)(9)
3G Intermediate, Inc.	Delayed Draw Term Loan	N/A					9/30/2024	9/30/2030	—	(26)	(13)		(2)(6)(9)
3G Intermediate, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.83%	9/30/2024	9/30/2030	3,325	3,261	3,292		(1)(6)
Advanced Web Technologies Holding Company	Revolver	N/A					9/30/2024	12/17/2027	39	36	39		(2)(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	5.75% (2.25% PIK)	(Q)	10.56%	7/2/2024	12/17/2027	432	426	432		(1)(6)

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

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2024

(dollar amounts in thousands, except Shares/Units)

Personal Care Products
Accupac, LLC	Revolver	N/A					12/31/2024	12/31/2029	$—	$(26)	$(13)		(2)(6)(9)
Accupac, LLC	Term Loan	SOFR	+	7.00%	(Q)	11.33%	6/2/2022	12/31/2029	8,696	8,522	8,609		(6)(9)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.60%	6/2/2022	7/28/2026	5,478	5,478	5,409		(1)(6)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.25%	(Q)	9.94%	6/30/2022	6/30/2028	232	223	225		(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.70%	6/30/2022	6/30/2028	532	518	513		(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.94%	6/30/2022	6/30/2028	3,840	3,790	3,802		(1)(6)
										18,505	18,545	4.72%
Pharmaceuticals
Advantage HCS LLC	Term Loan	SOFR	+	5.25%	(Q)	9.77%	11/8/2023	11/8/2029	$12,469	$12,148	$12,469		(1)(6)(9)
Leiters, Inc.	Revolver	PRIME	+	5.00%	(Q)	12.50%	9/29/2023	6/29/2028	77	71	61		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	10.61%	9/29/2023	6/29/2028	482	470	451		(6)(9)
										12,689	12,981	3.30%
Professional Services
Basin Innovation Group, LLC	Revolver	N/A					12/6/2024	12/6/2030	$—	$(19)	$(9)		(2)(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	N/A					12/6/2024	12/6/2030	—	(13)	(13)		(2)(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.51%	12/6/2024	12/6/2030	11,700	11,526	11,612		(6)(9)
UHY Advisors, Inc.	Revolver	N/A					11/22/2024	11/21/2031	—	(17)	(18)		(2)(6)(9)
UHY Advisors, Inc.	Delayed Draw Term Loan	N/A					11/22/2024	11/21/2031	—	(33)	(66)		(2)(6)(9)
UHY Advisors, Inc.	Term Loan	SOFR	+	4.75%	(Q)	9.26%	11/22/2024	11/21/2031	6,623	6,558	6,557		(1)(6)
										18,002	18,063	4.59%
Software
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.94%	8/12/2022	7/20/2029	$98	$93	$87		(6)(9)
QM Buyer, Inc.	Revolver	N/A					12/6/2024	12/6/2030	—	(17)	(9)		(2)(6)(9)
QM Buyer, Inc.	Delayed Draw Term Loan	N/A					12/6/2024	12/6/2030	—	(17)	(17)		(2)(6)(9)
QM Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.44%	12/6/2024	12/6/2030	6,919	6,816	6,867		(6)(9)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.00%	(Q)	9.33%	11/26/2024	8/30/2029	10,719	10,707	10,719		(1)(6)
										17,582	17,647	4.49%
Textiles, Apparel & Luxury Goods
BPCP NSA Intermedco, Inc.	Revolver	N/A					5/17/2024	5/17/2030	$—	$(13)	$—		(2)(6)(9)
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.12%	5/17/2024	5/17/2030	233	228	233		(6)(9)
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.09%	5/17/2024	5/17/2030	302	295	302		(6)(9)
BPCP NSA Intermedco, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	9.11%	5/17/2024	5/17/2030	341	334	341		(6)(9)
BPCP NSA Intermedco, Inc.	Term Loan	SOFR	+	4.75%	(M)	9.11%	5/17/2024	5/17/2030	6,520	6,430	6,520		(1)(6)
										7,274	7,396	1.88%
Trading Companies & Distributors
Easy Ice, LLC	Revolver	N/A					10/30/2024	10/30/2030	$—	$(11)	$(11)		(2)(6)(9)

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

(2) The investment has an unfunded commitment as of December 31, 2024 (See "Note 8. Commitments and Contingencies"). Fair value includes an analysis of the unfunded commitment.

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

(7) This investment represents a Level 2 security in the ASC 820 fair value hierarchy as of December 31, 2024 (See "Note 4. Fair Value Measurements").

(8) Par Amount, Amortized Cost, and Fair Value are less than $1,000.

(9) The investment or a portion thereof held by the Company or VCC Equity Holdings, LLC, a wholly owned subsidiary of the Company, is pledged as collateral under the SMBC Facility (See "Note 6. Borrowings").

(10) As of December 31, 2024, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments and Contingencies for further information on letters of credit commitments related to certain portfolio companies.

(11) As of December 31, 2024, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments and Contingencies for further information on letters of credit commitments related to certain portfolio companies.

See accompanying notes to consolidated financial statements.

VARAGON CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025

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

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings"). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under the JPM Facility before its termination on November 26, 2024 (See Note 6. Borrowings"), held no collateral assets, effective as of December 31, 2024. VSDLP holds the Company’s interest in the SDLP (as defined below). VCC CLO Depositor, wholly owns VCC CLO 1, LLC ("VCC CLO"), which was formed for the purpose of issuing a term debt securitization and VCC CLO is consolidated in the Company's consolidated financial statements.

Formation Transactions

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

Cash and Cash Equivalents

Cash and cash equivalents consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of December 31, 2025, the Company held approximately $34.0 million in cash and cash equivalents. As of December 31, 2024, the Company held approximately $69.6 million in cash and cash equivalents.

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

For the year ended December 31, 2025, the Company did not incur any organizational expenses. For the years ended December 31, 2024 and 2023, the Company incurred and expensed $0.2 million, and $0.4 million of organizational expenses, respectively. As of December 31, 2025, all Organizational and Offering Expenses incurred by the Company were reimbursed to the Adviser or Varagon, as applicable, pursuant to the terms of the Expense Reimbursement Agreement.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the years ended December 31, 2025, 2024 and 2023, the Company earned PIK interest of $2.6 million, $2.3 million and $0.5 million, which is reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the years ended December 31, 2025 and 2024, the Company did not earn any PIK fee income. For the year ended December 31, 2023, the Company earned $7,524 of PIK fee income.

When the Company does not expect the borrower will be able to pay future accruals of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of December 31, 2025, the Company had investments in three portfolio companies that were current on cash interest payments and were on non-accrual status with respect to their PIK interest only.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2025, certain loans in one portfolio company held by the Company were on non-accrual with an aggregate amortized cost of $6.1 million and fair value of $2.0 million. As of December 31, 2024, there were no loans on non-accrual.

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

Derivative Instruments

The Company follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Company designated certain interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship and, as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “Interest and credit facility fees payable” in the Company’s consolidated statements of assets and liabilities. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the corresponding fixed rate debt. See "Note 5. Derivative Instruments" for more information.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$685,275	78.3%	$673,713	79.3%
Equity	10,959	1.3	9,939	1.2
Subordinated Certificates of the SDLP	177,962	20.4	165,702	19.5
Total Investments	$874,196	100.0%	$849,354	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$634,455	77.1%	$627,526	78.0%
Equity	4,780	0.6	4,437	0.6
Subordinated Certificates of the SDLP	183,982	22.3	172,152	21.4
Total Investments	$823,217	100.0%	$804,115	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$177,962	20.4%	$165,702	19.5%
Health Care Providers & Services	126,802	14.5	126,064	14.8
Professional Services	48,174	5.5	48,356	5.7
Commercial Services & Supplies	47,059	5.4	47,429	5.6
Health Care Equipment & Supplies	45,936	5.3	45,845	5.4
Automobile Components	41,694	4.8	38,527	4.5
IT Services	37,766	4.3	37,656	4.4
Health Care Technology	30,658	3.5	30,255	3.6
Distributors	29,410	3.4	28,988	3.4
Chemicals	29,148	3.3	29,363	3.5
Food Products	23,914	2.7	20,530	2.4
Trading Companies & Distributors	21,937	2.5	22,147	2.6
Personal Care Products	20,736	2.4	19,776	2.3
Diversified Consumer Services	20,304	2.3	17,636	2.1
Pharmaceuticals	19,448	2.2	19,718	2.3
Software	17,428	2.0	17,544	2.1
Electronic Equipment, Instruments & Components	15,293	1.7	15,400	1.8
Energy Equipment & Services	13,400	1.5	13,443	1.6
Aerospace & Defense	10,846	1.2	10,912	1.3
Financial Services	10,060	1.2	10,185	1.2
Insurance	9,865	1.1	9,881	1.2
Containers & Packaging	9,703	1.1	8,265	1.0
Household Products	9,295	1.1	8,964	1.0
Beverages	9,267	1.1	9,348	1.1
Ground Transportation	8,986	1.0	8,304	1.0
Textiles, Apparel & Luxury Goods	8,618	1.0	8,727	1.0
Construction & Engineering	8,510	1.0	8,525	1.0
Air Freight & Logistics	6,919	0.8	6,764	0.8
Life Sciences Tools & Services	5,985	0.7	5,978	0.7
Hotels, Restaurants & Leisure	4,795	0.5	4,838	0.6
Machinery	3,296	0.4	3,292	0.4
Consumer Staples Distribution & Retail	677	0.1	683	0.1
Diversified Telecommunication Services(2)	305	0.0	309	0.0
Total Investments	$874,196	100.00%	$849,354	100.00%

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

Transactions With Controlled/Affiliated Companies

During the year ended December 31, 2025, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2024	Purchases of Investments	Payment-in-kind and other adjustments to cost	Repayments of investments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2025	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$172,152	$26,927	$(2,501)	$(30,446)	$(430)	$—	$165,702	$21,496

During the year ended December 31, 2024, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2023	Purchases of Investments	Payment-in-kind and other adjustments to cost	Repayments of investments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2024	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$184,485	$30,113	$(1,910)	$(32,693)	$(7,843)	$—	$172,152	$27,712

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of December 31, 2025 and December 31, 2024, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates. SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of December 31, 2025 and December 31, 2024, the Company and ARCC had agreed to make capital available to the SDLP in the aggregate totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of December 31, 2025 and December 31, 2024, the Company has funded $183.6 million and $187.1 million, respectively, of its commitment to the SDLP and had $22.7 million and $19.2 million in unfunded commitments remaining available to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $178.0 million and $165.7 million, respectively, as of December 31, 2025, and $184.0 million and $172.2 million, respectively, as of December 31, 2024. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 11.8% and 12.6%, respectively, as of December 31, 2025, and 13.5% and 14.4%, respectively, as of December 31, 2024. For the years ended December 31, 2025, 2024 and 2023, the Company earned interest income of $21.5 million, $27.7 million and $25.9 million, respectively, from its investment in the Subordinated Certificates. As of December 31, 2025 and December 31, 2024, $5.3 million and $6.3 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of December 31, 2025 and December 31, 2024, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2025, there were no investments on non-accrual status. As of December 31, 2024, loans in two portfolio companies were on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2025 and December 31, 2024 (dollars in millions):

	As of December 31, 2025	As of December 31, 2024
Total first lien senior secured loans(1)	$4,297	$4,759
Largest loan to a single borrower(1)	$413	$400
Total of five largest loans to borrower(1)	$1,719	$1,692
Number of borrowers in the SDLP	39	20
Commitments to fund delayed draw loans (2)	$259	$489

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of December 31, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	3/29/2032	9,191	9,191	9,191	(2)
									9,191	9,191
Auto Components
Midco Holding, LLC	Term Loan	SOFR	+	7.50%	(M)	11.36%	11/9/2029	91,687	91,687	91,687	(2)
									91,687	91,687
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	2,414	2,342	1,906	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.92%	08/31/2028	37,057	35,956	29,275	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.92%	08/31/2028	42,557	40,999	33,620	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	26,427	25,641	20,877	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	179,643	174,307	141,918	(2)
									279,245	227,596
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	4/30/2031	5,569	5,569	5,569	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	7/26/2030	117,128	117,128	117,128	(2)
									122,697	122,697
Commercial Services & Supplies
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	7,783	7,783	7,783	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	2,523	2,523	2,523	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	N/A					11/26/2032	—	—	(15)	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/26/2032	12,195	12,195	12,103	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	N/A					10/21/2032	—	—	(21)	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	10/21/2032	10,368	10,368	10,264	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	3,713	3,713	3,713	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	81,491	81,491	81,491	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	223,760	223,760	223,760	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	46,350	46,350	43,105	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	193,846	193,846	180,277	(2)
									582,029	564,983
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.17%	1/2/2032	4,450	4,450	4,450	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/2/2032	182,499	182,499	182,499	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.69%	8/27/2032	883	883	863	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.375%(2.875% PIK)	(M)	8.92%	8/27/2032	8,691	8,691	8,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.04%	11/21/2029	16,628	16,628	16,628	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	26,604	26,604	26,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.87%	11/21/2029	20,261	20,261	20,261	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.99%	11/21/2029	12,214	12,214	12,214	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.97%	11/21/2029	9,903	9,903	9,903	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	257,272	257,272	257,272	(2)
									539,405	539,298
Consumer Staples Distribution & Retail

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	116,262	116,262	116,262	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	48,600	48,601	48,601	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	248,325	248,325	248,325	(2)
									413,188	413,188
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.67%	09/29/2031	8,327	8,327	8,223	(2)
									8,327	8,223
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	11/05/2031	67,486	67,487	67,487	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.40%	11/05/2031	218,295	218,295	218,295	(2)
									285,782	285,782
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	11,387	11,387	11,387	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	1,206	1,206	1,206	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(S)	9.84%	3/1/2030	309	309	309	(2)(3)
Oak Funding, LLC	Delayed Draw Term Loan	N/A					12/2/2032	—	—	(12)	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(M)	8.29%	12/2/2032	23,970	23,970	23,730	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	23,439	23,439	23,439	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	116,291	116,291	116,291	(2)
									176,602	176,350
Food Products
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(15)	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(13)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/20/2032	10,519	10,519	10,467	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	29,424	28,701	23,245	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	14,033	13,687	11,086	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	47,344	46,181	37,402	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	177,910	173,542	140,549	(2)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	N/A					11/12/2030	—	—	(27)	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.34%	11/12/2030	25,526	25,526	25,271	(2)
									298,156	247,965
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.22%	07/31/2031	226,640	226,640	226,640	(2)
									226,640	226,640
Health Care Providers & Services
Premise Health Holding Corp	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/8/2032	6,268	6,268	6,268	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.75%	(M)	8.42%	4/8/2032	5,000	5,000	5,000	(2)
									11,268	11,268
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	11/03/2031	111,656	111,656	111,656	(2)
									111,656	111,656
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	N/A					11/17/2032	—	—	(5)	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	4.5%(2.25% PIK)	(M)	10.42%	11/17/2032	5,622	5,622	5,594	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	41,537	41,537	41,537	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	59,100	59,100	59,100	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	6/29/2029	165,750	165,750	165,750	(2)
									272,009	271,976

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Household Durables
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	09/04/2031	19,625	19,625	19,429	(2)
									19,625	19,429
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	26,460	26,460	24,608	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	40,044	40,044	37,241	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.52%	11/09/2027	299,250	299,250	278,303	(2)
									365,754	340,152
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	7,931	7,931	7,931	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	121,736	121,736	121,736	(2)
									129,667	129,667
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.50%	10/14/2031	14,927	14,927	14,778	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	N/A					12/23/2032	—	—	(3)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	11,545	11,545	11,516	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	33	33	32	(2)
									26,505	26,323
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	N/A					10/26/2027	—	—	(13)	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	8/6/2032	240,212	240,212	239,011	(2)
									240,212	238,998
Software
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/1/2032	11,884	11,884	11,824	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.22%	11/30/2027	13,006	13,006	12,875	(2)(3)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	N/A					12/30/2032	—	—	(25)	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	12/30/2032	6,365	6,365	6,301	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	N/A					10/25/2032	—	—	(5)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.37%	10/25/2032	7,936	7,936	7,896	(2)
									39,191	38,866
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.82%	12/14/2027	32,794	32,794	30,170	(2)
									32,794	30,170

Total Senior Secured First Lien Loans									$4,281,630	$4,132,105
Equity
Auto Components
Midco Holding, LLC	Common Stock							45,844	-	-
Midco Holding, LLC	Preferred Shares							59,596	23,119	26,754
									23,119	26,754
Food Products
Manna Pro Products, LLC	Common Stock							38	-	-
									-	-

Total Equity									23,119	26,754

Total Investments, December 31, 2025									$4,304,749	$4,158,859

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of December 31, 2025.

(2) Loan includes interest rate floor feature.

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

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

After performing the investment analysis and income analysis for the year ended December 31, 2025, the Company determined that the SDLP's income exceeded 10% of the Company's absolute value of the change in net assets from operations and had a fair value exceeding 5% of the Company's total investment fair value. Accordingly, the audited financial statements of SDLP are attached as an exhibit to this Annual Report on Form 10-K.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$83	$673,630	$673,713
Equity	—	—	9,939	9,939
Subordinated Certificates of the SDLP	—	—	165,702	165,702
Total investments at fair value	$—	$83	$849,271	$849,354
Cash Equivalents
Money Market Funds	13,450	—	—	13,450
Total cash equivalents	$13,450	$—	$—	$13,450
Interest rate swaps	—	185	—	185
Total interest rate swaps	$—	$185	$—	$185

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2025 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2024	$627,439	$4,437	$172,152	$804,028
Purchases	175,431	5,500	26,927	207,858
Payment-in-kind and other adjustments to cost	1,957	682	(2,501)	138
Repayments of investments	(125,643)	(4)	(30,446)	(156,093)
Net realized gains/(losses)	(3,681)	—	—	(3,681)
Net amortization of premium/discount	2,759	—	—	2,759
Net change in unrealized gains/(losses)	(4,632)	(676)	(430)	(5,738)
Balance as of December 31, 2025	$673,630	$9,939	$165,702	$849,271
Net change in unrealized appreciation/(depreciation) for investments still held as of December 31, 2025	$(11,552)	$(1,020)	$(12,260)	$(24,832)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2024 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2023	$497,822	$3,641	$184,485	$685,948
Purchases	302,125	792	30,113	333,030
Payment-in-kind and other adjustments to cost	3,581	—	(1,910)	1,671
Repayments of investments	(180,836)	—	(32,693)	(213,529)
Net realized gains/(losses)	179	—	—	179
Net amortization of premium/discount	3,252	—	—	3,252
Net change in unrealized gains/(losses)	1,316	4	(7,843)	(6,523)
Balance as of December 31, 2024	$627,439	$4,437	$172,152	$804,028
Net change in unrealized appreciation/(depreciation) for investments still held as of December 31, 2024	$(6,925)	$(341)	$(11,830)	$(19,096)

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. For the year ended December 31, 2025, the Company had no investments transferred in/out of the Level 3 category. For the year ended December 31, 2024, the Company had no investments transferred in/out of the Level 3 category.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$622,287	Income Approach (DCF)	Discount Rate	6.6% - 81.4%	10.1%
Senior Secured First Lien Term Loans	23,686	Recent Transaction	Transaction Prices	98.7% - 99.5%	99.3%
Senior Secured First Lien Term Loans	27,657	Recovery Analysis	Recovery Rate	1.7x - 11.4x	9.0x
Equity	5,613	Market Approach	Market Multiple	9.5x - 28.8x	11.0x
Equity	3,996	Income Approach (DCF)	Discount Rate	6.0% - 17.9%	9.3%
		Market Approach	EBITDA Multiple	6.2x - 18.2x	11.4x
Equity	330	Recent Transaction	Transaction Prices	100.0% - 100.0%	100.0%
Subordinated Certificates of the SDLP	165,702	Income Approach (DCF)	Discount Rate	7.5% - 7.5%	7.5%
Total	$849,271

(1) Unobservable inputs were weighted by the fair value of the investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$509,227	Income Approach (DCF)	Discount Rate	6.9% - 20.4%	9.5%
Senior Secured First Lien Term Loans	102,903	Recent Transaction	Transaction Prices	98.2% - 99.8%	99.1%
Senior Secured First Lien Term Loans	15,309	Recovery Analysis	Recovery Rate	8.6x - 11.4x	10.1x
Equity	2,280	Market Approach	Market Multiple	8.8x -28.5x	14.8x
Equity	125	Recent Transaction	Transaction Prices	100.0% - 100.0%	100.0%
Equity	2,032	Income Approach (DCF)	Discount Rate	7.6% - 12.6%	10.1%
		Market Approach	EBITDA Multiple	15.5x - 19.6x	17.1x
Subordinated Certificates of the SDLP	172,152	Income Approach (DCF)	Discount Rate	9.4% - 9.4%	9.4%
Total	$804,028

(1) Unobservable inputs were weighted by the fair value of the investments.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The significant unobservable input used in the market approach is the market multiple, derived from precedent transactions or comparable companies. The multiple is used to estimate the enterprise value of the underlying investment. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value. The significant unobservable input used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease or increase, respectively, in the fair value. The significant unobservable input used in the recovery analysis is the recovery rate. The recovery rate is typically derived from using a blended income and market approach to estimate proceeds that would be received in a liquidation scenario. An increase or decrease in the recovery rate would result in an increase or decrease, respectively, in the fair value.

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate exposure to interest rate risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes (as defined in "Note 6. Borrowings"), the Company entered into an interest rate swap agreement with CIBC Bank USA ("CIBC"). As of December 31, 2025, the Company had two outstanding interest rates swaps that were designated as hedges in qualifying hedging relationships (as detailed below). As of December 31, 2024, the Company had two outstanding interest rates swaps that were designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to all of these interest rate swap contracts was CIBC.

Certain information related to the Company's derivative instruments as of December 31, 2025 is presented in the consolidated statements of assets and liabilities as follows:

As of December 31, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$80	$—	Other Assets
Interest rate swap	25,000	12/21/2028	105	—	Other Assets
Total	$50,000		$185	$—

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

The Company records its derivatives on a net basis in the consolidated statements of assets and liabilities. The Company has a master netting agreement with its derivative counterparty which allows for the right to offset by counterparty. As of December 31, 2025 there have been no offsets.

Net unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the year ended December 31, 2025, 2024, and 2023 is presented in the consolidated statements of operations as follows:

		For the year ended December 31,
Derivative Instrument	Consolidated Statements of Operations Location	2025	2024	2023
Interest rate swaps	Net change in unrealized appreciation (depreciation) on derivatives	$—	$91	$(91)
Total		$—	$91	$(91)

Net realized gain (loss) on derivative instruments recognized by the Company for the year ended December 31, 2025, 2024, and 2023, is presented in the consolidated statements of operations as follows:

		For the year ended December 31,
Derivative Instrument	Consolidated Statements of Operations Location	2025	2024	2023
Interest rate swaps	Net realized gain (loss) on derivatives	$—	$(116)	$—
Total		$—	$(116)	$—

Each of the interest rate swap agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations. As of December 31, 2025, the termination fair value of derivatives in a net liability position related to these agreements was $0.2 million. As of December 31, 2025, the Company had not posted any collateral related to these agreements.

If the Company had breached any of these provisions at December 31, 2025, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of December 31, 2025, the Company's asset coverage ratio was 176.81%.

The Company’s outstanding debt as of December 31, 2025 and December 31, 2024 was as follows (dollars in thousands):

	As of December 31, 2025				As of December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
SMBC Facility	195,000	67,100	67,100	67,100	195,000	50,000	50,000	50,000
2026 Notes(1)(2)	25,000	25,000	24,999	25,000	25,000	25,000	24,750	25,000
2028 Notes(1)(2)	25,000	25,000	24,998	25,000	25,000	25,000	24,364	25,000
VCC CLO(1)	377,500	377,500	375,115	377,500	377,500	377,500	374,895	377,500
Total borrowings outstanding	$622,500	$494,600	$492,212	$494,600	$622,500	$477,500	$474,009	$477,500

(1) Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(2) As of December 31, 2025, the carrying values of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $0.1 million and $0.1 million, each resulting from a hedge accounting relationship. As of December 31, 2024, the carrying value of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $(0.1) million and $(0.5) million, respectively, each resulting from a hedge accounting relationship.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the JPM Facility for the year ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	For the year ended December 31,
	2025	2024(1)	2023
JPM Facility interest	$—	$17,729	$19,427
JPM Facility unused fees	—	340	374
Amortization of debt issuance costs	—	448	1,918
Total interest and financing expenses related to the JPM Facility	$—	$18,517	$21,719
Weighted average outstanding debt balance of the JPM Facility	$—	$251,339	$254,857
Weighted average interest rate of the JPM Facility(2)	—	7.8%	7.6%

(1) On November 26, 2024, the Company terminated the JPM Facility in full upon the satisfaction of all obligations and liabilities of the Company.

(2) Figure for year ended December 31, 2024 is annualized.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the CIBC Facility for the year ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	For the year ended December 31,
	2025	2024(1)	2023
CIBC Facility interest	$—	$1,715	$1,647
CIBC Facility unused fees	—	98	181
Amortization of debt issuance costs	—	143	199
Total interest and financing expenses related to the CIBC Facility	$—	$1,956	$2,027
Weighted average outstanding debt balance of the CIBC Facility	$—	$35,170	$21,184
Weighted average interest rate of the CIBC Facility(2)	—	8.0%	7.8%

(1) On August 9, 2024, the Company terminated the CIBC Facility in full upon the satisfaction of all obligations and liabilities of the Company.

(2) Figures for year ended December 31, 2024 and December 31, 2023 are annualized.

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

The initial maximum principal amount of the SMBC Facility was $170 million, subject to availability under the borrowing base, which is based on the Company’s and subsidiary guarantors’ portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $400 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. On August, 28, 2024, the Company closed an additional $25 million of commitments under the accordion feature of the SMBC Credit Agreement, increasing the maximum principal amount available under the SMBC Facility from $170 million to $195 million. The SMBC Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $10 million, subject to increase or reduction from time to time pursuant to the terms of the SMBC Facility. The SMBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each subsidiary guarantor, subject to certain exceptions.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 2.125% or 2.000% margin, or the alternate base rate plus a 1.125% or 1.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term

SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender's exposure with respect to any letters of credit issued at the request of the Company under the SMBC Facility. As of December 31, 2025 the Company had $1.0 million in letters of credit issued through the SMBC Facility, and had issued none as of December 31, 2024. The amount available for borrowing under the SMBC Facility is reduced by any letters of credit issued. As of December 31, 2025, there was $126.9 million available for borrowing (net of letters of credit) under the SMBC Facility, subject to borrowing base limitations.

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

At December 31, 2025, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the year ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	For the year ended December 31,
	2025	2024	2023
SMBC Facility interest	$2,512	$1,814	$—
SMBC Facility unused fees	605	195	—
Amortization of debt issuance costs	351	140	—
Total interest and financing expenses related to the SMBC Facility	$3,468	$2,149	$—
Weighted average outstanding debt balance of the SMBC Facility	$37,744	$62,794	$—
Weighted average interest rate of the SMBC Facility(1)	6.7%	7.3%	—

(1) Figure for year ended December 31, 2024 is annualized.

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

At December 31, 2025, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the year ended December 31,
	2025	2024	2023
VCC CLO interest	$23,411	$2,386	$—
Amortization of debt issuance costs	220	22	—
Total interest and financing expenses related to VCC CLO	$23,631	$2,408	$—
Weighted average outstanding debt balance of VCC CLO	$377,500	$377,500	$—
Weighted average interest rate of VCC CLO(1)	6.2%	6.4%	—

(1) Figure for year ended December 31, 2024 is annualized.

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

At December 31, 2025, and December 31, 2024 the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of financing costs incurred on the Notes for the year ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	For the year ended December 31,
	2025	2024	2023
2026 Notes interest	$2,276	$2,024	$56
2028 Notes interest	2,300	2,052	$57
Amortization of debt issuance costs	97	97	$4
Effect of interest rate swap	301	775	$—
Total	$4,974	$4,948	$117
Weighted average stated interest rate, net of effect of interest rate swaps(1)	9.8%	9.7%	8.2%
Weighted average outstanding balance	50,000	50,000	1,507

(1) Figure for year ended December 31, 2023 is annualized.

Note 7. Related Party Transactions

Investment Advisory Agreement

The Company is a party to the amended and restated investment advisory agreement, dated June 12, 2024, by and between the Company and the Adviser (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders.

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

For the years ended December 31, 2025, 2024, and 2023, the Company incurred base management fees to the Adviser of $6.4 million, $5.7 million, and $5.1 million, respectively.

As of December 31, 2025, and December 31, 2024, $1.6 million and $1.5 million, respectively, was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

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

For the years ended December 31, 2025, 2024, and 2023, the Company incurred an Income Incentive Fee of $4.7 million, $5.6 million, and $6.0 million, respectively.

As of December 31, 2025 and December 31, 2024, $1.4 million and $0.2 million, respectively, was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

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

For the years ended December 31, 2025, 2024, and 2023 the Company did not incur a Capital Gains Incentive Fee.

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

Administration Agreement

The Company is a party to an administration agreement, dated September 6, 2023, (the "Administrations Agreement"), by and between the Company and Varagon (in its capacity as the administrator, the "Administrator"). Pursuant to the Administration Agreement, the Administrator (or one or more delegated service providers) furnishes the Company with office facilities, together with equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC and otherwise assists with the Company’s compliance with the rules and regulations applicable to a BDC and RIC. In addition, the Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s shareholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Administrator will charge the Company only for the actual expenses it incurs on its behalf, or its allocable portion thereof, without any profit to the Administrator.

For the years ended December 31, 2025, 2024, and 2023, the Company recorded administrator expenses of $0.9 million, $1.2 million, and $1.2 million, respectively.

As of December 31, 2025 and December 31, 2024, the Company had $0.2 million and $0.6 million, respectively, in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

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

Pursuant to the terms of the Expense Reimbursement Agreement, any such reimbursement will be made during the first four fiscal quarters following the 24-month period after the Initial Closing (the “Fundraising Period”), which ended on December 2, 2025. For the avoidance of doubt the Company must reimburse the Adviser or, as applicable, Varagon, for the organizational and offering expenses incurred by the Company during the first four fiscal quarters following the extended Fundraising Period (i.e. beginning with the fiscal quarter ending March 31, 2026). The Company’s obligation to reimburse the Adviser or Varagon, as applicable, under the Expense Reimbursement Agreement automatically became a liability of the Company on June 2, 2022, when the Company elected to be regulated as a BDC under the 1940 Act. For the avoidance of doubt, reimbursements under the Expense Reimbursement Agreement are not conditioned on any performance threshold and are not considered a contingent liability for accounting purposes.

The Adviser elected to incur the Organizational and Offering Expenses associated with the Company for the period from July 31, 2019 through March 29, 2022. As of December 31, 2025, all Organizational and Offering Expenses incurred by the Company were reimbursed to the Adviser or Varagon, as applicable.

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

As of December 31, 2025 and December 31, 2024, there were no Fronted Amounts advanced by the Company from Varagon.

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

Note 8. Commitments and Contingencies

Unfunded commitments

As of December 31, 2025 and December 31, 2024, the Company had commitments under loan and financing agreements to fund up to $104.9 million to 76 portfolio companies and $112.5 million to 53 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedules of Investments. The Company's obligation to fund commitments is generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2025 and December 31, 2024 are shown in the table below (dollars in thousands):

Issuer	As of December 31, 2025	As of December 31, 2024
360 Partners LLC	3,043	—
360 Partners LLC	1,739	—
3G Intermediate, Inc.	—	1,333
3G Intermediate, Inc.	400	667
Accupac, LLC	652	1,304
ACP Oak Buyer, Inc.	—	553
ACP Oak Buyer, Inc.	1,498	—
ACP Oak Buyer, Inc.	333	—
ACP Vault Acquisition, Inc.	—	1,036
ACP Vault Acquisition, Inc.	—	1,943
ADPD Holdings, LLC	—	6
ADPD Holdings, LLC	—	11
ADPD Holdings, LLC	—	2
Advanced Web Technologies Holding Company	274	235
Advanced Web Technologies Holding Company	608	845
Alert SRC Newco LLC	—	2,013
Alert SRC Newco LLC	604	604
Allergy & Clinical MidCo, LLC	2,354	—
Allergy & Clinical MidCo, LLC	257	—
Apex Dental Partners, LLC	683	759
Apex Dental Partners, LLC	1,390	2,172
Basin Innovation Group, LLC	329	1,773
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	—	285
Bebright MSO, LLC	1,237	1,237
BH Buyer, Inc.	776	—
Big Bucks Acquisition Corporation	795	—
Boulder Scientific Company, LLC	71	—
National Safety Apparel LLC (fka BPCP NSA Intermedco, Inc.)	—	1,409
National Safety Apparel LLC (fka BPCP NSA Intermedco, Inc.)	996	996
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Concord III, L.L.C.,	52	105
Distinct Holdings, Inc.	451	1,590
DRML Holdings LLC	2,000	—
DRML Holdings LLC	1,333	—
Easy Ice, LLC	1,043	1,352
Easy Ice, LLC	495	1,500
Easy Ice, LLC	—	750
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	404	750
Express Wash Acquisition Company, LLC	180	115
Eye Health America, LLC	184	475
Eye Health America, LLC	528	600
FS Squared Holding Corp.	—	203
FS Squared Holding Corp.	60	95
FS Squared Holding Corp.	14	46
Gen4 Dental Partners OPCO, LLC	585	585
Gen4 Dental Partners OPCO, LLC	2,342	2,927
Graffiti Buyer, Inc.	1,213	1,213
Healthfuse, LLC	1,442	—
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	25	—
HLSG Intermediate, LLC	121	—

Issuer	As of December 31, 2025	As of December 31, 2024
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	474	757
HTI Intermediate, LLC	657	536
HTI Intermediate, LLC	—	321
Hub Pen Company, LLC	472	629
JTM Foods LLC	14	2
KL Bronco Acquisition, Inc.	—	482
KL Bronco Acquisition, Inc.	714	1,250
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	566	1,251
Krayden Holdings, Inc.	480	837
Krayden Holdings, Inc.	—	386
Krayden Holdings, Inc.	—	386
Lav Gear Intermediate Holdings, INC.	73	—
Leiters, Inc.	56	167
Lightspeed Buyer, Inc.	318	318
Lightspeed Buyer, Inc.	—	8,843
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	804	1,763
MDI Buyer, Inc.	453	220
MDI Buyer, Inc.	1,171	—
MechanAir, LLC	1,188	—
MechanAir, LLC	150	—
MES Intermediate, Inc. (fka Municipal Emergency Services, Inc. )	300	2,472
MWD Management, LLC	400	300
NBPT Acquisition LLC	1,834	—
NBPT Acquisition LLC	444	—
NS and Associates LLC	468	—
OIS Management Services, LLC	—	2,563
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	9
Pareto Buyer, LLC	932	—
Pareto Buyer, LLC	621	—
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	1,250	1,050
Phia Purchaser, LLC	378	—
Phia Purchaser, LLC	630	—
Pillr Health Intermediate II, LLC	550	—
Pillr Health Intermediate II, LLC	1,019	—
QM Buyer, Inc.	2,306	2,306
QM Buyer, Inc.	1,153	1,153
RBS Buyer Inc.	918	—
RBS Buyer Inc.	551	—
Reliable Medical Supply Acquisitionco LLC	668	—
Reliable Medical Supply Acquisitionco LLC	1,169	—
RFI Buyer, Inc.	—	11
RFI Buyer, Inc.	166	—
RFI Buyer, Inc.	1,153	—
RWA Wealth Partners, LLC	5,300	6,511
RWA Wealth Partners, LLC	1,944	1,944

Issuer	As of December 31, 2025	As of December 31, 2024
Senior Direct Lending Program, LLC	8,625	17,005
Sentinel Technologies, Inc	591	—
SGA Dental Partners Opco, LLC	—	1,491
SHF Holdings, Inc.	144	—
SI Holdings, Inc.	—	522
Source Holding Delaware, LLC	571	—
Source Holding Delaware, LLC	1,645	—
Techmer BB Bidco, LLC	3	3
Techmer BB Bidco, LLC	3	—
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	586	586
UHY Advisors, Inc.	1,247	1,753
UHY Advisors, Inc.	5,832	6,623
US Health Partners Management, LLC	22	22
US Health Partners Management, LLC	6	11
U.S. Urology Partners, LLC	853	—
U.S. Urology Partners, LLC	—	—
Specialized Dental Holdings II, LLC	1,872	—
USN Opco, LLC	556	556
USSC Holding Corp.	246	518
Velocity Buyer, Inc.	1,781	—
VG Target Holdings, LLC	27	—
VP Security Buyer, Inc.	208	—
VP Security Buyer, Inc.	139	—
VTC Buyer Corp	361	—
VTC Buyer Corp	505	—
VTC Buyer Corp	—	—
Xifin, Inc.	474	—
Zavation Medical Products, LLC	—	101
Zep Holdco Inc.	1,000	—
Total Unfunded Commitments	$104,865	$112,456

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2025, the Company had cash of $34.0 million, available borrowings under the SMBC Facility of $126.9 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

Also included within commitments, as of December 31, 2025 and December 31, 2024, were commitments to issue up to $0.2 million and $0.1 million, respectively, in letter of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2025 and December 31, 2024, respectively, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

Note 9. Directors' Fees and Expenses

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

For the years ended December 31, 2025, 2024 and 2023, the Company accrued directors' fees of $0.3 million, $0.3 million and $0.3 million, respectively. As of December 31, 2025 and December 31, 2024, the Company had $0.1 million and $0.1 million respectively, in "Directors' fees and expenses payable" in the accompanying consolidated statements of assets and liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands, except per share data):

	For the year ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$33,122	$39,100	$42,242
Weighted average shares outstanding (basic and diluted)	41,531,326	41,517,324	41,499,392
Earnings per share (basic and diluted)	$0.80	$0.94	$1.02

Capital Activity

The Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.01 per share. Beginning with the initial closing on June 2, 2022 (the "Initial Closing") through December 2, 2025 (the "Fundraising Period"), the Company conducted an offering of its shares of common stock to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act) in a private placement in the United States under the exemption provided by Section 4(a)(2) of the 1933 Act and Rule 506(c) under Regulation D promulgated thereunder, and the exemption provided by Regulation S with respect to any investors outside of the United States, as applicable. The Fundraising Period commenced when the Company held the Initial Closing and entered into subscription agreements in which investors made capital commitments to purchase shares of common stock (the “Subscription Agreements”), providing private placement of the Company’s shares of common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice for three (3) years following the date of the closing in which an investor's Capital Commitment was accepted (an investor's "Commitment Period"). The investor's Commitment Period in connection with the Initial Closing ended on June 2, 2025. Notwithstanding the foregoing, prior to a Public Listing, the Company may, at any time, call an Investor's Commitment Period after the Commitment Period under certain circumstances as set forth in the Subscription Agreement, including, but not limited to, paying the Company's expenses and making follow-on investments.

On March 29, 2022, in connection with its seed audit, the Company issued 100 shares of common stock for $10.00 to Varagon, which were subsequently redeemed on June 2, 2022, in connection with the Merger.

As of December 31, 2025, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 remaining undrawn) is from Varagon and current officers and directors of the Company. As of December 31, 2024, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $6.4 million ($1.0 remaining undrawn) is from Varagon and current officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through December 31, 2025 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through December 31, 2025 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Quarterly	August 6, 2025	September 30, 2025	October 17, 2025	0.2400	9,944	2,644	24
Special	August 6, 2025	September 30, 2025	October 17, 2025	0.0185	766	204	2
Quarterly	November 5, 2025	December 31, 2025	January 16, 2026	0.2400	9,960	899	8
Special	November 5, 2025	December 31, 2025	January 16, 2026	0.0185	768	69	1
Total					$155,434	$50,178	$492

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

As of December 31, 2025, and December 31, 2024, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the year ended December 31, 2025, and the year ended December 31, 2024, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no uncertain tax positions as of and through December 31, 2025.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Tax cost of investments	$833,330	$812,936

Unrealized appreciation	17,470	3,739
Unrealized depreciation	(1,446)	(12,548)
Net unrealized appreciation (depreciation) from investments	$16,024	$(8,809)

For U.S. federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the year ended December 31, 2025, 2024, and 2023 (dollars in thousands).

	For the year ended December 31,
	2025	2024	2023
Ordinary Income	$22,398	$49,153	$42,916
Long-term Capital Gain	$—	$—	$—
Return of capital	$20,546	$—	$—

For the year ended December 31, 2025, 2024, and 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company's Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of organizational costs and the tax treatment of partnership investments, as follows (dollars in thousands):

	For the year ended December 31,
	2025	2024	2023
Undistributed Ordinary Income	$—	$—	$-
Undistributed Capital Gains	—	—	—
Capital Loss Carry Forwards	(3,907)	(226)	(289)
Late Year Losses	—	—	—
Other Accumulated Losses	(11,715)	(13,265)	(11,575)
Unrealized appreciation/(depreciation)	16,024	(8,810)	(386)
Components of distributable earnings/(accumulated deficits) at year end	$402	$(22,301)	$(12,250)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. For the year ended December 31, 2025 the Company has a capital loss carryforward of $(3.9) million. During the calendar year, the Company did not utilize any capital loss carryforwards to offset net realized gains.

The Company has recorded a tax reclassification of stockholders' equity in accordance with U.S. GAAP to reduce Paid-in capital in excess of par value and to increase total accumulated earnings (loss) for book to tax differences that it has determined to be permanent. For the year ended December 31, 2025 this reclassification was approximately $12.0 million. For the year ended December 31, 2024, there was no reclassification. For the year ended December 31, 2023, this reclassification was less than $0.1 million. These reclassifications had no effect on total net assets or net asset value per common share.

Tax information for the fiscal year ended December 31, 2025 is an estimate and will not be finally determined until the Company files its 2025 tax return.

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the year ended December 31, 2025 and December 31, 2024, the Company determined that no deferred tax asset or liability was necessary.

VCCEH has elected to be taxed as a corporation for U.S. federal income tax purposes. As a result, VCCEH is obligated to pay federal, state and local income tax on its taxable income.

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024 are as follows (dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Deferred tax assets:
Net operating loss carryforward	$13	$14
Net unrealized loss on investments	223	66
Valuation allowance	(236)	(80)
Total deferred tax assets	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred tax assets and liabilities	$—	$—

The Company's income tax provision consists of the following as of December 31, 2025 and 2024(dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Current tax (expense)/benefit
Federal	$—	$—
State and Local	—	—
Total current tax (expense)/benefit	—	—
Deferred tax (expense)/benefit
Federal	143	(7)
State and Local	10	(4)
Valuation allowance	(153)	11
Total deferred tax (expense)/benefit	$—	$—
Total income tax (expense)/benefit	—	—

Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease in net assets from operations for the period January 1, 2025 through December 31, 2025, as follows (dollars in thousands):

Year Ended December 31, 2025
Income tax benefit at federal statutory tax rate	$9,047
Income attributable to the RIC and not subject to corporate tax	(8,904)
State and local income tax benefit (net of federal detriment)	14
Prior year net operating loss carryforward	—
Book vs. tax basis in partnership investments	(4)
Permanent differences	—
Valuation allowance	(153)
Total income tax (expense)/benefits	$—

At December 31, 2025, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset for the quarter ended December 31, 2025, which represents a $157 increase from prior year.

From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material

A net operating loss carryforward is available to offset future taxable income. As of December 31, 2025, VCCEH had a net operating loss carryforward for federal income tax purposes of $56. This net operating loss may be carried forward indefinitely, subject to the 80% limitation.

For tax purposes, net realize capital losses generated by VCCEH may be carried over to offset future capital gains, if any. These capital losses can be carried forward for 5 years. As of December 31, 2025, the Company did not have any capital loss carry forwards.

As of December 31, 2025, the Company has not identified any uncertain tax positions. VCCEH's tax returns are subject to examination by the Internal Revenue Service and by various state and local tax authorities. The tax years 2021 through 2024 remain open to examination by these tax authorities.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2025, 2024, and 2023 and the period from June 2, 2022 (commencement of investment operations) through December 31, 2022 (dollars in thousands, except per share data):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from June 2, 2022 (commencement of investment operations) through December 31, 2022
Per Share Data: (1)(2)
Net asset value, beginning of period(3)	$9.47	$9.71	$9.73	$—
Net investment income (loss)	1.02	1.22	1.03	0.55
Net unrealized appreciation (depreciation) on investments	(0.14)	(0.16)	—	(0.32)
Net realized gains (losses) on investments	(0.09)	—	(0.01)	—
Net realized gains (losses) on extinguishment of debt	—	(0.12)	—	—
Net increase (decrease) in net assets resulting from operations(5)	0.80	0.94	1.02	0.23
Distributions of net investment income to shareholders (4)	(1.03)	(1.18)	(1.04)	(0.50)
Issuance of common stock	—	—	—	10.00
Net asset value per share, end of period(5)	$9.23	$9.47	$9.71	$9.73
Number of shares outstanding, end of period	41,535,938	41,524,826	41,505,531	41,490,642
Total return based on net asset value (6)(7)	8.80%	9.97%	10.81%	2.18%
Net assets attributable to shareholders, end of period	$383,569	$393,290	$403,150	$403,677

Ratio to average net assets attributable to shareholders:(8)
Average net assets	$386,302	$402,245	$405,570	$395,488
Total expenses (9)	12.54%	11.39%	9.84%	6.83%
Total expenses (other than incentive fee) (9)	11.31%	10.00%	8.35%	6.50%
Net investment income (9)	11.01%	12.56%	10.51%	9.73%
Interest expense and credit facility fees (9)	8.30%	7.45%	5.88%	4.05%

Ratios/Supplemental Data:
Asset coverage, end of period (10)	176.81%	181.63%	238.22%	244.95%
Weighted average shares outstanding(11)(12)	41,531,326	41,517,324	41,499,392	39,848,927
Total capital commitments, end of period	$488,208	$488,208	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%	84.95%	84.95%
Average debt outstanding (13)	$465,244	$360,645	$277,548	$272,563
Average debt outstanding per share	$11.20	$8.69	$6.69	$6.84
Portfolio turnover (7)(14)	19.11%	28.62%	9.85%	10.20%
Year of formation	2019	2019	2019	2019

(1) The per share data for 2022 was derived by using the weighted average shares outstanding from June 2, 2022 (commencement of operations) through December 31, 2022. The per share data for 2023, 2024 and 2025 was derived by using the weighted average shares outstanding.

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

(5) Net increase (decrease) in net assets resulting from operations and net asset value per share, end of period for the year ended December 31, 2025 do not foot due to rounding.

(6) Total return is based on the change in net asset value during the year divided by the beginning net asset value for the year, taking into account distributions declared, if any, reinvested in accordance with the Company’s DRIP.

(7) Not annualized for the period from June 2, 2022 (commencement of operations) through December 31, 2022.

(8) Ratios to average net assets attributable to shareholders for the period March 29, 2022 (first issuance of shares of common stock) through December 31, 2022 based on average net assets of $296.6 million and respective ratios as follows: Total expense: 5.25%, total expenses (without incentive fee): 5.07%, net investment income: 7.37%, interest expense and credit facility fees: 3.15%

(9) Annualized for the period from June 2, 2022 (commencement of operations) through December 31, 2022, except in the case of non-recurring expenses (i.e. organizational expenses).

(10) Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause the Company to be below the required amount of regulatory coverage.

(11) Calculated for the period from June 2, 2022 (the commencement of investment operations) through December 31, 2022.

(12) Weighted average common shares outstanding for the year ended December 31, 2022 was 30,531,755, calculated from March 29, 2022 (first issuance of shares of common stock) through December 31, 2022.

(13) Based on daily weighted average balance of debt outstanding during the period.

(14) Portfolio turnover calculation does not include the non-cash acquisition of the SDLP for the period from June 2, 2022 (commencement of operations) through December 31, 2022.

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

Note 14. Subsequent Events

Management has evaluated subsequent events through March 18, 2026, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025, except as disclosed below:

Dividend Declaration

On March 12, 2026, the Board declared a dividend of $0.2300 per share payable on April 24, 2026 to shareholders of record as of the close of business on March 31, 2026.

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

The Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a)
None.
b)
During the fiscal quarter ended December 31, 2025, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our business and affairs are managed under the direction of the Board. Our Board consists of four (4) members, three (3) of whom are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company (the "Independent Directors"). Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of our Board include quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities. There were no legal proceedings of the type described in Item 301(f) of Regulation S-K, as promulgated under the Exchange Act, in the past 10 years against any of our directors, officers, or promoters and none are currently pending.

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

Information regarding the Board is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Walter J. Owens	65	Chairman, Chief Executive Officer, and Director	2022	2028
Independent Directors:
Nell Cady-Kruse	64	Director	2022	2027
James Gertie	69	Director	2022	2026
Shawn Hessing	68	Director	2022	2028

The address for each of our directors is c/o Varagon Capital Corporation, 151 West 42nd Street, 53rd Floor, New York, NY 10036.

Executive Officers Who are Not Directors

Name	Age	Position	Executive Officer Since
Kevin Marchetti	45	President	2022
Robert J. Bourgeois	43	Chief Financial Officer and Treasurer	2022

Biographical Information

Directors

Our directors have been divided into two groups — interested directors and Independent Directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

Walter J. Owens, Chairman, Chief Executive Officer, Director

Walter Owens is the Chief Executive Officer of Varagon and Co-Head of US Private Markets. He also chairs Varagon's Investment Committee. Mr. Owens began his career in 1982 and has deep experience in all aspects of middle-market leveraged finance, having led multiple successful lending and asset management businesses over his 35-year career. Prior to Varagon, he held senior leadership roles at GE Capital, CIT and TD Bank Group. Mr. Owens holds a B.S. from Villanova University and an M.B.A. from New York University’s Stern School of Business. Mr. Owens is also on the Board of Trustees for the Madison Square Boys & Girls Clubs of the New York City area.

Independent Directors

Nell Cady-Kruse

Ms. Nell Cady-Kruse is an industry-leading executive with over 35 years of global banking, finance and risk experience having been based in the Europe, Asia, and the U.S. She now focuses on effective board governance. Ms. Cady-Kruse currently serves on the board of Freedom Acquisition II Corporation (NASDAQ: FACTU), a special purpose acquisition company (since November 2024), and also serves as an independent member of the board risk committee of the Public Investment Fund (PIF) (since February 2025). Previously Ms. Cady-Kruse served as an independent director and chaired the board risk committees for Barclays US from September 2017 to December 2023 and Barclays Bank Delaware from September 2016 to December 2023 and was an independent director on the board of directors of Freedom Acquisition I Corp., a special purpose acquisition company, from May 2022 to July 2023. Prior to board service,

Ms. Cady-Kruse was a senior global executive at Standard Chartered Bank, as global Chief Risk Officer, Wholesale Banking, retiring in 2014. Over her career, she specialized in Leveraged Finance, Corporate Credit and Structured Finance, Portfolio Management, Private Equity, and Risk Management & Strategy, and worked at Bankers Trust, Credit Suisse, and Standard Chartered Bank. Ms. Cady-Kruse is a CFA Charter holder and holds a CIPM (Certificate in Investment Performance Measurement). She is a Leadership Fellow of the National Association of Corporate Directors and holds a Certificate in Cybersecurity Oversight from Carnegie Mellon Software Engineering Institute. She holds a certificate in Sustainability and Climate Risk from the Global Association of Risk Professionals. Ms. Cady-Kruse has served on numerous boards, including Bankers Trust of California, the Risk Management Institute of the National University of Singapore, Young Enterprise London, and currently serves on the Senior Advisory Board of No One Left Behind. Nell received her M.B.A. from Johnson at Cornell. She received her B.Sc. with Honors in Agricultural Economics from Cornell University. We believe Ms. Cady-Kruse’s broad experiences in the financial services sector, depth of knowledge of financial issues and corporate governance experience makes her qualified to serve as a member of our Board.

James Gertie

Mr. James Gertie has nearly 40 years of relevant business and financial experience serving as Chief Credit or Risk Officer at a number of prominent financial institutions. Most recently, Mr. Gertie served as Chief Credit Officer at TD Bank Financial Group (“TDBFG”) from March 2009 to February 2015, where he was responsible for merging the credit groups and cultures of TD BankNorth, Commerce Bancorp and TDBFG. Prior to the merger, Mr. Gertie served as Chief Risk Officer of Commerce Bancorp where he was responsible for building the firm’s Risk Management model and managing its risk operations overall. Prior to Commerce Bancorp, he was both Chief Credit & Risk Officer at Provident Financial Group in Cincinnati and served in various risk and portfolio management roles at FleetBoston Financial and BankBoston Corporation. Mr. Gertie began his career in the Office of the Comptroller of Currency. He is a Chartered Financial Analyst and a Certified Public Accountant. Mr. Gertie received a B.S. in Accounting from LaSalle College and has completed Masters Studies at Drexel University, University of Oklahoma and University of Pittsburgh. We believe Mr. Gertie’s broad experiences in the financial services sector and business strategy and risk management makes him qualified to serve as a member of our Board.

Shawn Hessing

Mr. Shawn Hessing is a Strategic Advisor and Chief Compliance Officer at Tailwind Advisors since March 2018 where he is responsible for all aspects of financial control and the compliance operations across the firm. Prior to joining Tailwind, Mr. Hessing served as a member of the business development team at Blue River Partners, LLC, a premier service provider to the alternative asset industry. Prior to Blue River, he served as the Chief Financial Officer of Oak Hill Capital Partners before retiring in December 2015. At Oak Hill, Mr. Hessing was responsible for managing financial operations and implementing and transitioning new funds and management company accounting systems. Prior to joining Oak Hill, Mr. Hessing spent over 32 years at KPMG, most recently as the National Managing Partner of Private Equity, splitting time in KPMG’s New York and Fort Worth offices. Mr. Hessing also held multiple other leadership roles including the Audit Partner-in-Charge US of Private Equity, Managing Partner in the firm’s Fort Worth, TX office, and Lead Partner-Real Estate in the Southwest Region. He retired from KPMG in June 2011. Mr. Hessing earned a Bachelor of Business Administration (“BBA”) degree in Accounting from Midwestern State University, where he served on the Board of Regents and is past Chairman. He is also a Certified Public Accountant (Retired). We believe Mr. Hessing’s numerous management positions and broad experience in the accounting sector make him well qualified to serve on the Board.

Executive Officers Who Are Not Directors

Kevin Marchetti, President

Kevin Marchetti is Head of U.S. Direct Lending and leads the firm’s Underwriting, Origination, Capital Markets & Portfolio Management team as Varagon's Chief Investment Officer. He has extensive experience in risk management and middle market leveraged finance across a range of industries and strategies. Prior to joining Varagon, Mr. Marchetti was a Senior Vice President at GE Antares Capital. He has also held senior risk positions at CIT Group and TD Bank. Mr. Marchetti earned a B.A. degree from Springfield College and an M.B.A. from The University of North Carolina at Charlotte.

Robert J. Bourgeois, Chief Financial Officer and Treasurer

Robert Bourgeois is the Chief Financial Officer of Varagon and is responsible for all financial and operational aspects of the firm. He also serves as the chairman of the Valuation Committee. Mr. Bourgeois has spent his career managing the infrastructure and operational aspects of alternative asset managers. Prior to joining Varagon in 2014, Mr. Bourgeois was the Vice President and Controller for Sixth Street’s funds and has also held similar positions at TPG Capital. He began his career at Ernst & Young. Mr. Bourgeois earned his bachelor's degree in accounting and finance from Texas Christian University. He serves as a member of the Man US Charitable Foundation and is also a member of the Board of Directors for the Boys & Girls Clubs of Greater Tarrant County.

There were no legal proceedings of the type described in Item 401(f)(7) and (8) of Regulation S-K in the past 10 years against any of our directors or executive officers, and none are currently pending.

Leadership Structure and Oversight Responsibilities

Overall responsibility for our oversight rests with the Board. We have entered into the investment advisory agreement, dated June 12, 2024, with VCC Advisors (the "Advisory Agreement"), pursuant to which the Adviser manages our day-to-day operations and provides investment advisory services to us. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and the Charter. The Board meets at regularly scheduled quarterly meetings each year. In addition, the Board may hold special meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings.

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

As described below, the Board has established the Audit Committee of the Board (the "Audit Committee") and the Nominating and Corporate Governance Committee of the Board (the "NCG Committee") and may establish additional committees from time to time as necessary. The scope of the responsibilities assigned to each of these committees is discussed in greater detail below. Walter Owens serves as Chair of our Board. Mr. Owens, as the Chief Executive Officer of the Adviser, is considered an "interested person" (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Despite being an interested director, we believe that Mr. Owens’ history with Varagon, his familiarity with the investment platform, and his extensive knowledge of and experience in the financial services industry qualify him to serve as the Chairman of our Board.

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

Our corporate governance policies include regular meetings of the Independent Directors in executive session without the presence of the interested director and management, the designation of a lead Independent Director, the establishment of an audit committee and a nominating and corporate governance committee that are each comprised solely of Independent Directors, and the appointment of a Chief Compliance Officer, with whom the Independent Directors meet regularly without the presence of the interested director and other members of management, for administering our compliance policies and procedures.

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

Audit Committee

The Audit Committee comprises Nell Cady-Kruse, James Gertie, and Shawn Hessing, each of whom is an Independent Director. Mr. Hessing serves as the Chair of the Audit Committee. Our Board has determined that Mr. Hessing qualifies as an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The members of the Audit Committee meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act. The Audit Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of our portfolio investments, selecting our independent registered public accounting firm (subject to the Board’s approval), reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements.

Nominating and Corporate Governance Committee

The NCG Committee comprises Nell Cady-Kruse, James Gertie, and Shawn Hessing, each of whom is an Independent Director. Ms. Cady-Kruse serves as the Chair of the NCG Committee. The NCG Committee operates pursuant to a charter approved by our Board. The NCG Committee is responsible for selecting, researching and nominating directors for election by our shareholders, selecting nominees to fill vacancies on our Board or a committee thereof, developing and recommending to our Board a set of corporate governance principles and overseeing the evaluation of our Board and our management. The NCG Committee may consider nominating an individual recommended by a shareholder for election as a director.

The NCG Committee will seek candidates who possess the background, skills and expertise to make a significant contribution to our Board, the Company and our shareholders. In considering possible candidates for election as a director, the NCG Committee will take into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

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

Compensation Committee

The Board does not currently intend to delegate any authority to a compensation committee because our executive officers will not receive any direct compensation from us. The Board, as a whole, is responsible for reviewing the reimbursement by the Company to Varagon, in its capacity as the Company's administrator (the "Administrator"), of the allocable portion of the cost of the Company's Chief Financial Officer and Chief Compliance Officer and their respective staffs and also participates in the consideration of the Independent Directors' compensation.

Code of Ethics

The Company and the Adviser have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics does not permit investments by the Adviser’s employees in securities that may be purchased or held by us. The joint code of ethics is available on the SEC’s website at www.sec.gov and is attached as an exhibit to this Annual Report on Form 10-K.

Insider Trading Policies

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of its securities by its officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided by individuals who are employees of the Adviser, Varagon as our Administrator, or their affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment and administrative operations are managed by the Adviser, Varagon, and the Sub-Administrator. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser, the Administrator or their affiliates. Our Chief Financial Officer and Chief Compliance Officer and their respective staffs are compensated under the terms of the Administration Agreement.

None of our executive officers will receive direct compensation from us. We reimburse the Administrator the allocable portion of the compensation paid by the Administrator (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs).

Certain of our executive officers and other members of the IC, including Messrs. Owens, Marchetti, and Bourgeois, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement. See “Item 1. Business —Investment Advisory Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

No compensation is expected to be paid to our directors who are “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. The Independent Directors receive: (a) an annual fee of $80,000; (b) an additional fee of $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular meeting of the Board; (c) an additional fee of $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each special Board meeting; (d) a fee of $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. The lead Independent Director receives an additional annual fee of $7,500. The Chair the Audit Committee receives an additional annual fee of $15,000 in lieu of fees for attending Audit Committee meetings. The Chair of the NCG Committee receives an additional annual fee of $7,500 in lieu of fees for attending NCG Committee meetings. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. Independent Directors have the option of having their directors’ fees paid in shares of common stock issued at a price per share equal to the NAV per share.

The following table sets forth compensation of the Company’s independent directors, for the year ended December 31, 2025 (dollars in thousands):

Name	Fees Earned or Paid in Cash (1)	All other Compensation	Total Compensation
Interested Directors
Walter J. Owens	—	—	—
Independent Directors
Nell Cady-Kruse	$99	—	$99
James Gertie	$100	—	$100
Shawn Hessing	$105	—	$105

(1) For a discussion of the independent directors’ compensation, see above.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table sets forth, as of March 16, 2026, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The percentage ownership is based on 41,536,906.8630 shares outstanding as of March 16, 2026. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available.

To our knowledge, except as indicated in the footnotes to the table, the Company believes that each beneficial owner set forth in the table below has sole voting and investment power and has the same address as the Company. The Company’s directors are divided into two groups — interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. The address of all executive officers and directors is c/o Varagon Capital Corporation, 151 West 42nd Street, 53rd Floor, New York, New York 10036.

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

* Represents less than one percent.

(1)
Mr. Owens owns 146,000 shares of common stock directly and 24,729.6471 shares indirectly through VCC Professionals Fund, L.P. ("VCC Professionals Fund). VCC Professionals Fund is a private fund organized for employees of Varagon Capital Partners, L.P., the direct parent company and managing member of the Adviser ("Varagon"), to invest in shares of common stock. Mr. Owens disclaims beneficial ownership of the reported shares of common stock except to the extent of his pecuniary interest therein.
(2)
Mr. Marchetti owns 6,325 shares of common stock directly and 15,407.5035 shares indirectly through VCC Professionals Fund. VCC Professionals Fund is a private fund organized for employees of Varagon to invest in shares of common stock. Mr. Marchetti disclaims beneficial ownership of the reported shares of common stock except to the extent of his pecuniary interest therein.
(3)
Mr. Bourgeois owns 9,732 shares of common stock directly and 5,777.9437 shares of common stock indirectly through VCC Professionals Fund and 1,168.0189 shares of common stock indirectly through Varagon Professionals Fund, L.P. ("Varagon Professionals Fund"). Each of VCC Professionals Fund and Varagon Professionals Fund is a private fund organized for employees of Varagon to invest in shares of common stock. Mr. Bourgeois disclaims beneficial ownership of the reported shares of common stock except to the extent of his pecuniary interest therein.
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
The address of VCBD Feeder II, LLC is 151 West 42ndStreet, 53rd Floor, New York, New York 10036.
(8)
The address of State Teachers Retirement System of Ohio is 275 East Broad Street, Columbus, Ohio 43215.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our Board consists of four (4) members, three (3) of whom are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of us, the Adviser, or our respective affiliates. Our Board has determined that each of Nell Cady-Kruse, James Gertie, and Shawn Hessing is not an “interested person” of the Company, the Adviser or their respective affiliates, which we refer to as our Independent Directors. Based upon information requested from each such director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Directors has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof. All of the members of the Audit Committee and NCG Committee are Independent Directors.

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Advisory Agreement

We have entered into the Advisory Agreement with the Adviser. The Adviser provides investment advisory and management services to the Company pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company pays a base management fee and incentive fees to the Adviser. The cost of both the base management fee and the incentive fees will ultimately be borne by the Company’s shareholders. See “Item 1. Business – Investment Advisory Agreement.”

Administration Agreement

We have entered into the Administration Agreement with the Administrator (the "Administration Agreement"), pursuant to which the Administrator is responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In accordance with the terms of the Administration Agreement, overhead and other administrative expenses are generally allocated between us and the Administrator by reference to the relative time spent by personnel in performing administrative and similar functions on our behalf as compared to performing administrative functions on behalf of the Administrator, its other clients or the Adviser. To the extent personnel retained by the Administrator perform administrative tasks for the Adviser, the fees incurred with respect to the actual time dedicated to such tasks will be reimbursed by the Adviser. See “Item 1.Business — Administration Agreement.”

Expense Reimbursement Agreement

We have entered into the Expense Reimbursement Agreement with the Adviser (the “Expense Reimbursement Agreement”), pursuant to which the Company must reimburse Varagon or the Adviser, as applicable, for the Organizational and Offering Expenses incurred by the Company and funded by the Adviser or Varagon.

Pursuant to the terms of the Expense Reimbursement Agreement, any such reimbursement will be made during the first four fiscal quarters following the Fundraising Period, which ended on December 2, 2025. As a result of the foregoing, the Company must reimburse the Adviser or, as applicable, Varagon, for the organizational and offering expenses incurred by the Company during the first four fiscal quarters following the extended Fundraising Period (i.e., beginning with the fiscal quarter ending March 31, 2026). The Company’s obligation to reimburse the Adviser or Varagon, as applicable, under the Expense Reimbursement Agreement automatically became a liability of the Company on June 2, 2022, when the Company elected to be regulated as a BDC under the 1940 Act. For the avoidance of doubt, reimbursements under the Expense Reimbursement Agreement are not conditioned on any performance threshold and are not considered a contingent liability for accounting purposes. The Adviser elected to incur the organizational and offering expenses associated with the Company for the period from July 31, 2019 through March 29, 2022. Such organizational and offering expenses are not reimbursable by the Company. As of December 31, 2025, all Organizational and Offering Expenses incurred by the Company were reimbursed to the Adviser or Varagon, as applicable. See “Item 1. Business — Expense Reimbursement Agreement between the Company and the Adviser.”

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

Placement Agent Agreements

The Adviser has entered into an agreement with Man Investments Inc. on behalf of the Company, pursuant to which Man Investments Inc., assists the Company in conducting the Offering, and an agreement with Man Investments Inc. on behalf of the Company, pursuant to which Man Investments Inc. assists the Company in conducting the Offering in Canada. For avoidance of doubt, the Adviser or its affiliates are solely responsible for any placement or “finder’s” fees payable to any placement agents engaged by the Adviser on behalf of the Company in connection with the Offering.

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

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. Pursuant to the Investment Advisory Agreement, the Adviser is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. In addition, under the Investment Advisory Agreement, we expect, to the extent permitted by applicable law and in the discretion of our Board, to indemnify the Adviser and certain of its affiliates.

Item 14. Principal Accountant Fees and Services

The Audit Committee and the Board have appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026. Deloitte & Touche LLP also serves as the independent registered public accounting firm for all of our wholly owned subsidiaries. Deloitte & Touche LLP served as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2025. Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our wholly owned subsidiaries.

The following table displays fees for professional services by Deloitte & Touche LLP for the years ended December 31, 2025 and December 31, 2024 (dollars in thousands):

	2025	2024
Audit Fees (1)	$578	$475
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$578	$475

(1) Audit fees include fees for services that normally would be provided by our independent registered public registered accounting firm in connection with statutory and regulatory filings or engagements and that generally only an independent registered public accounting firm can provide. In addition to fees for the audit of our annual financial statements included in our Annual Reports on Form 10-K and the review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

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

During the fiscal year ended December 31, 2025, 100% of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

(a) Financial Statements

The following financial statements are set forth in Item 8 of Part II:

(b) Exhibits required to be filed by item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (2)
3.2	Amended and Restated Bylaws (1)
3.3	Articles of Merger of the Company (2)
4.1	Form of Subscription Agreement (3)
4.2	Description of Securities (4)
10.1	Amended and Restated Investment Advisory Agreement, dated June 12, 2024, by and between Varagon Capital Corporation and VCC Advisors, LLC (7)
10.2	Administration Agreement, dated September 6, 2023, by and between Varagon Capital Corporation and Varagon Capital Partners, L.P. (5)
10.3	Sub-Administration Agreement, dated June 2, 2022, by and between Varagon Capital Partners, L.P. and State Street Bank and Trust Company (2)
10.4	Transfer Agency Agreement, dated June 2, 2022, by and between Varagon Capital Corporation and State Street Bank and Trust Company (2)
10.5	Distribution Reinvestment Plan (1)
10.6	Form of Indemnification Agreement (1)
10.7	Custody Agreement by and between Varagon Capital Corporation and State Street Bank and Trust Company (1)
10.8	License Agreement, dated June 2, 2022, by and between Varagon Capital Corporation and VCC Advisors, LLC (1)
10.9	Expense Reimbursement Agreement, dated June 2, 2022, by and between Varagon Capital Corporation and VCC Advisors, LLC (2)

10.10	Registration Rights Agreement, dated May 31, 2022, by and among the Company and each of the investors listed therein (2)
10.11	Master Note Purchase Agreement, dated December 21, 2023, by and among Varagon Capital Corporation and each of the purchaser listed in the purchaser scheduled thereto (6)
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

14.1*	Code of Ethics of Varagon Capital Corporation*
19.1	Insider Trading Policy of Varagon Capital Corporation (8)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Audited Consolidated Financial Statements of Senior Direct Lending Program as of December 31, 2025 and December 2024 and for the years ended December 31, 2025 and 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed here within.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on May 27, 2022.
(2)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form 10 filed on July 15, 2022.
(3)	Incorporated by reference to the Registrant’s Amendment No.2 to the Registration Statement on Form 10 filed on July 22, 2022.
(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 27, 2023.
(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 7, 2023.
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 21, 2023
(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 17, 2024.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 25, 2024.
(9)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 12, 2024.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 2, 2024.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: March 18, 2026	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2026.

Name	Title
/s/ Walter J. Owens	Chief Executive Officer and Chairman of the Board of Directors
Walter J. Owens	(principal executive officer)

/s/ Robert J. Bourgeois	Chief Financial Officer and Treasurer
Robert J. Bourgeois	(principal financial officer)

/s/ Nell Cady-Kruse	Director
Nell Cady-Kruse

/s/ James Gertie	Director
James Gertie

/s/ Shawn Hessing	Director
Shawn Hessing