Form 10-Q
period 2026-03-31
Varagon Capital Corp
filed 2026-05-12
CIK 1784700

dthatgho00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, there was no established public market for the Registrant’s common stock.

As of May 12, 2026, the registrant had 41,537,795 shares of common stock, $0.01 par value per share, outstanding.

h

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except share and per share data)

	As of
	March 31, 2026	As of
ASSETS	(unaudited)	December 31, 2025
Investments, at fair value
Non-controlled/non-affiliated investments, at fair value (amortized cost of $674,718 and $696,234, respectively)	$653,893	$683,652
Controlled investments, at fair value (amortized cost of $184,233 and $177,962, respectively)	171,632	165,702
Total investments, at fair value (amortized cost of $858,951 and $874,196, respectively)	825,525	849,354
Cash and cash equivalents	23,197	33,963
Interest receivable	11,314	10,468
Deferred financing costs	1,181	1,268
Prepaid expenses	620	758
Other assets	26	18
Total assets	$861,863	$895,829

LIABILITIES
Revolving credit facility payable (Note 6)	$43,100	$67,100
Notes payable (net of debt issuance costs of $2,474, and $2,553, respectively) (Note 6)	424,958	425,112
Shareholder distributions payable	9,553	10,737
Interest and credit facility fees payable	5,568	4,781
Base management fees payable (Note 7)	1,603	1,627
Income incentive fees payable (Note 7)	170	1,386
Administrator expenses payable	240	218
Directors' fees and expenses payable (Note 9)	72	81
Due to affiliates	46	86
Accounts payable and accrued expenses	1,158	1,132
Other liabilities	183	—
Total liabilities	486,651	512,260

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,536,907 shares issued and outstanding at March 31, 2026, and 500,000,000 shares authorized; 41,535,938 shares issued and outstanding at December 31, 2025	415	415
Paid-in capital in excess of par value	382,758	382,749
Total accumulated earnings (loss)	(7,961)	405
Total net assets	$375,212	$383,569
NET ASSETS PER SHARE	$9.03	$9.23

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$15,667	$17,241
Fee income	128	116
Total investment income from non-controlled/non-affiliated investments	15,795	17,357
From controlled investments:
Interest income	5,111	5,533
Total investment income from controlled investments	5,111	5,533
Total investment income	20,906	22,890

Expenses:
Base management fees (Note 7)	$1,603	$1,549
Income incentive fees (Note 7)	170	852
Professional fees	890	890
Administrator expenses	240	197
Interest expenses (Note 6)	7,392	7,974
Credit facility fees (Note 6)	292	301
Directors’ fees and expenses (Note 9)	72	85
Insurance expenses	7	4
Other general and administrative expenses	120	142
Total expenses	10,786	11,994
Net investment income (loss)	10,120	10,896

Realized and unrealized gain (loss):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(348)	—
Net realized gain (loss) on investments	(348)	—
Net realized gain (loss)	(348)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(8,243)	(2,053)
Controlled investments	(342)	(2,876)
Net change in unrealized appreciation (depreciation) on investments	(8,585)	(4,929)
Net change in unrealized appreciation (depreciation) on derivatives	—	—
Net change in unrealized appreciation (depreciation)	(8,585)	(4,929)
Net realized and unrealized gains (losses)	(8,933)	(4,929)
Net increase (decrease) in net assets resulting from operations	$1,187	$5,967

Per Common Share Information:
Weighted average shares outstanding (basic and diluted)	41,536,745	41,527,232
Net investment income per share (basic and diluted)	$0.24	$0.26
Earnings per share (basic and diluted)	$0.03	$0.14

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount	Excess of Par	earnings (losses)	Net Assets
Balance at December 31, 2024	41,524,826	$415	$415,176	$(22,301)	$393,290
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,896	10,896
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,929)	(4,929)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	2,926	—	25	—	25
Distributions to shareholders	—	—	—	(10,735)	(10,735)
Total increase (decrease) for the three months ended March 31, 2025	2,926	—	25	(4,768)	(4,743)
Balance at March 31, 2025	41,527,752	$415	$415,201	$(27,069)	$388,547

Balance at December 31, 2025	41,535,938	$415	$382,749	$405	$383,569
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,120	10,120
Net realized gain (loss) on investments	—	—	—	(348)	(348)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(8,585)	(8,585)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	969	—	9	—	9
Distributions to shareholders	—	—	—	(9,553)	(9,553)
Total increase (decrease) for the three months ended March 31, 2026	969	—	9	(8,366)	(8,357)
Balance at March 31, 2026	41,536,907	415	382,758	(7,961)	375,212

(1) Par Amount was less than $1,000 for the period shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,187	$5,967
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(27,387)	(53,118)
Payment-in-kind and other adjustments to cost	(5,498)	(593)
Repayments of investments	48,440	25,748
Net realized (gain) loss on investments	348	—
Net change in unrealized (appreciation) depreciation on investments	8,585	4,929
Net change in unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(233)	479
Net amortization (accretion) on investments	(658)	(561)
Amortization of deferred financing costs	165	165
Changes in operating assets:
Interest receivable	(846)	(118)
Prepaid expenses	138	230
Other assets	(8)	—
Changes in operating liabilities:
Interest and credit facility fees payable	787	7,158
Base management fees payable (Note 7)	(24)	1,549
Income incentive fees payable (Note 7)	(1,216)	852
Administrator expenses payable	22	(356)
Directors' fees and expenses payable (Note 9)	(9)	1
Other liabilities	183	(310)
Due to affiliates	(40)	(6)
Accounts payable and accrued expenses	26	61
Net cash provided by (used in) operating activities	23,962	(7,923)

Cash flows from financing activities:
Borrowings on debts	5,000	11,000
Repayments of debts	(29,000)	(20,000)
Dividends paid	(10,728)	(12,712)
Net cash provided by (used in) financing activities	(34,728)	(21,712)
Net increase (decrease) in cash and cash equivalents	(10,766)	(29,635)
Cash and cash equivalents, beginning of period	33,963	69,606
Cash and cash equivalents, end of period	$23,197	$39,971

Supplemental cash information:
Cash paid during the period for interest	$6,712	$846
Supplemental non cash information:
Distributions reinvested	$9	$25

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	4.75%	(S)	8.58%	6/2/2022	12/4/2028		$10,883	$10,825	$10,883		(1)(6)
Charlie RF Voltron Acquisition, Inc.	Revolver	N/A					3/12/2026	3/12/2032		—	(3)	(1)		(2)(6)(9)
Charlie RF Voltron Acquisition, Inc.	Delayed Draw Term Loan	N/A					3/12/2026	3/12/2032		—	(4)	(2)		(2)(6)(9)
Charlie RF Voltron Acquisition, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	3/12/2026	3/12/2032		710	699	705		(1)(6)
											11,517	11,585	3.09%
Automobile Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.55%	6/2/2022	6/5/2027		$3,513	$3,509	$3,478		(6)(9)
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.55%	6/2/2022	6/5/2027		10,662	10,649	10,555		(1)(6)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.10%	6/2/2022	8/31/2028		2,354	2,340	1,931		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.10%	6/2/2022	8/31/2028		20	20	16		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.10%	6/2/2022	8/31/2028		2,704	2,687	2,217		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.10%	6/2/2022	8/31/2028		219	218	180		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50%(2.75% PIK)	(Q)	9.10%	6/2/2022	8/31/2028		1,127	1,120	924		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	9.80%	8/31/2022	8/31/2028		761	561	735		(6)(9)(10)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	9.80%	8/31/2022	8/31/2028		53	39	51		(6)(9)(10)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	9.78%	8/31/2022	8/31/2028		198	146	191		(6)(9)(10)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	9.82%	8/31/2022	8/31/2028		264	521	255		(2)(6)(9)(10)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	9.82%	8/31/2022	8/31/2028		22	22	22		(1)(6)
M&D MidCo, Inc.	Delayed Draw Term Loan	N/A					12/17/2024	8/31/2028		—	(11)	(88)		(2)(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	6.00%	(Q)	9.82%	8/31/2022	8/31/2028		63	63	62		(1)(6)
M&D MidCo, Inc.	Term Loan	SOFR	+	6.00%	(Q)	9.82%	12/17/2024	8/31/2028		4,900	4,867	4,778		(1)(6)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.27%	4/29/2024	8/10/2027		356	349	301		(2)(6)(9)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	Term Loan	SOFR	+	5.50%	(Q)	9.27%	11/26/2024	8/10/2027		1,702	1,690	1,643		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.35%	11/26/2024	11/16/2027		427	427	417		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.35%	11/26/2024	11/16/2027		573	573	558		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.35%	11/26/2024	11/16/2027		191	189	186		(1)(6)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.35%	11/22/2023	11/16/2027		4,975	4,922	4,850		(1)(6)
Race Winning Brands, Inc.	Term Loan	SOFR	+	1.00%(5.50%PIK)	(Q)	10.35%	6/2/2022	5/16/2029		386	373	297		(6)(9)(12)
Race Winning Brands, Inc.	Term Loan	SOFR	+	1.00%(5.50%PIK)	(Q)	10.35%	6/2/2022	5/16/2029		14	14	11		(6)(9)(12)
Race Winning Brands, Inc.	Term Loan	SOFR	+	1.00%(5.50%PIK)	(Q)	10.30%	6/2/2022	5/16/2029		35	34	27		(6)(9)(12)
Race Winning Brands, Inc.	Term Loan	SOFR	+	1.00%(5.50%PIK)	(Q)	10.35%	6/2/2022	5/16/2029		10,851	10,491	8,355		(6)(9)(12)
USSC Holding Corp.	Revolver	SOFR	+	5.50%	(Q)	9.17%	7/23/2024	6/21/2030		78	40	75		(6)(9)
USSC Holding Corp.	Revolver	SOFR	+	5.50%	(Q)	9.17%	7/23/2024	6/21/2030		26	13	25		(6)(9)
USSC Holding Corp.	Revolver	SOFR	+	5.50%	(Q)	9.20%	7/23/2024	6/21/2030		168	214	152		(2)(6)(9)
USSC Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/23/2024	6/21/2030		885	874	849		(6)(9)
USSC Holding Corp.	Term Loan	SOFR	+	5.50%	(Q)	9.20%	7/23/2024	6/21/2030		2,659	2,629	2,553		(1)(6)
											49,583	45,606	12.16%
Beverages
Cold Spring Brewing Company	Term Loan	SOFR	+	4.75%	(M)	8.43%	12/23/2024	12/10/2030		$9,348	$9,270	$9,347		(1)(6)
											9,270	9,347	2.49%
Chemicals
Boulder Scientific Company, LLC	Revolver	N/A					1/7/2025	12/31/2027		$—	$(1)	$—		(2)(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.16%	6/2/2022	12/31/2027		1,175	1,171	1,175		(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.16%	6/2/2022	12/31/2027		6,574	6,550	6,574		(1)(6)
MDI Buyer, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.39%	8/5/2022	7/25/2028		54	37	54		(6)(9)
MDI Buyer, Inc.	Revolver	PRIME	+	3.75%	(Q)	10.50%	8/5/2022	7/25/2028		983	985	983		(2)(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	8/5/2022	7/25/2028		2,321	2,297	2,321		(1)(6)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	1/16/2025	7/25/2028		663	650	663		(2)(6)(9)
MDI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	8/5/2022	7/25/2028		6,431	6,367	6,431		(1)(6)
MDI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.45%	1/16/2025	7/25/2028		1,269	1,256	1,269		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	8.95%	9/1/2022	9/1/2030		6	5	3		(6)(9)(12)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	8.94%	9/1/2022	9/1/2030		1	—	—		(6)(9)(12)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	8.97%	9/1/2022	9/1/2030		1	—	—		(6)(9)(12)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.09%	9/1/2022	9/1/2030		1	—	—		(6)(9)(12)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	8.94%	9/1/2022	9/1/2030		1	2	—		(2)(6)(9)(12)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	SOFR	+	0.25%(5.50% PIK)	(Q)	9.45%	9/1/2022	9/1/2030		—	—	—		(6)(8)(9)(12)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	SOFR	+	0.25%(5.50% PIK)	(Q)	9.45%	9/1/2022	9/1/2030		2	2	1		(6)(9)(12)
Techmer BB Bidco, LLC	Term Loan	N/A					11/3/2025	9/1/2030		—	—	—		(2)(6)(8)(9)(12)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	0.25%(5.50% PIK)	(Q)	9.45%	9/1/2022	9/1/2030		56	56	29		(6)(9)(12)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Techmer BB Bidco, LLC	Term Loan	SOFR	+	0.25%(5.50% PIK)	(Q)	9.45%	9/1/2022	9/1/2030		6	6	3		(6)(9)(12)
Zep Holdco Inc.	Revolver	N/A					6/30/2025	6/30/2031		—	(10)	(7)		(2)(6)(9)
Zep Holdco Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.70%	6/30/2025	6/30/2031		8,635	8,556	8,591		(1)(6)
											27,929	28,090	7.49%
Commercial Services & Supplies
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.15%	9/30/2024	9/30/2030		$100	$68	$99		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.20%	9/30/2024	9/30/2030		133	91	132		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.20%	9/30/2024	9/30/2030		67	46	66		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.20%	9/30/2024	9/30/2030		33	23	33		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.15%	9/30/2024	9/30/2030		48	33	47		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.15%	9/30/2024	9/30/2030		38	26	38		(6)(9)
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.19%	9/30/2024	9/30/2030		48	170	44		(2)(6)(9)
3G Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.20%	9/30/2024	9/30/2030		1,320	1,300	1,304		(6)(9)
3G Intermediate, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.20%	9/30/2024	9/30/2030		3,283	3,231	3,242		(1)(6)
Advanced Web Technologies Holding Company	Revolver	N/A					7/2/2024	12/17/2027		—	(1)	(7)		(2)(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25%(2.25% PIK)	(S)	10.24%	7/2/2024	12/17/2027		439	435	428		(1)(6)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25%(2.25% PIK)	(S)	10.24%	7/2/2024	12/17/2027		68	68	66		(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25%(2.25% PIK)	(S)	10.24%	7/2/2024	12/17/2027		171	170	167		(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25%(2.25% PIK)	(S)	10.24%	10/18/2022	12/17/2027		77	76	75		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25%(2.25% PIK)	(S)	10.24%	10/18/2022	12/17/2027		24	24	23		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25%(2.25% PIK)	(S)	10.24%	11/26/2024	12/17/2027		515	511	503		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25%(2.25% PIK)	(S)	10.24%	6/2/2023	12/17/2027		307	304	299		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25%(2.25% PIK)	(S)	10.24%	7/2/2024	12/17/2027		1,115	1,109	1,088		(1)(6)
LAV Gear Holdings, Inc.	Revolver	SOFR	+	2.50% (3.44% PIK)	(M)	9.61%	7/31/2025	7/31/2029		15	9	15		(2)(6)(9)
LAV Gear Holdings, Inc.	Term Loan	N/A					7/31/2025	7/31/2029		216	198	216		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	9.61%	7/31/2025	7/31/2029		67	67	67		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	9.61%	7/31/2025	7/31/2029		84	84	84		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	FIXED	+	2.50% (3.44% PIK)	(M)	9.61%	7/31/2025	7/31/2029		129	129	129		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	9.61%	7/31/2025	7/31/2029		1,244	1,244	1,157		(6)(9)
MechanAir LLC	Revolver	SOFR	+	6.00%	(S)	9.63%	12/18/2025	12/18/2031		97	59	97		(6)(9)
MechanAir LLC	Revolver	SOFR	+	6.00%	(S)	9.60%	12/18/2025	12/18/2031		148	183	147		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
MechanAir LLC	Delayed Draw Term Loan	N/A					12/18/2025	12/18/2031		—	(11)	(6)		(2)(6)(9)
MechanAir LLC	Term Loan	SOFR	+	6.00%	(Q)	9.63%	12/18/2025	12/18/2031		2,172	2,151	2,161		(1)(6)
Online Labels Group, LLC	Revolver	N/A					12/19/2023	12/19/2029		—	—	—		(2)(6)(8)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	12/19/2023	12/19/2029		4	2	4		(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2023	12/19/2029		—	2	—		(2)(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2023	12/19/2029		—	—	—		(2)(6)(8)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.45%	12/19/2023	12/19/2029		70	69	70		(6)(9)
RBS Buyer, Inc.	Revolver	N/A					7/31/2025	7/31/2031		—	(10)	(5)		(2)(6)(9)
RBS Buyer, Inc.	Delayed Draw Term Loan	N/A					7/31/2025	7/31/2031		—	(3)	(3)		(2)(6)(9)
RBS Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	7/31/2025	7/31/2031		3,106	3,071	3,091		(1)(6)
RBS Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	1/29/2026	7/31/2031		845	835	841		(1)(6)
RFI Buyer, Inc.	Revolver	PRIME	+	3.50%	(Q)	10.25%	8/5/2022	8/5/2030		10	9	10		(2)(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.27%	8/5/2022	8/5/2030		9	9	9		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.27%	8/5/2022	8/5/2030		19	19	19		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.26%	8/29/2025	8/5/2030		362	132	362		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.26%	8/29/2025	8/5/2030		68	290	68		(2)(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.27%	8/29/2025	8/5/2030		805	798	805		(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.27%	8/5/2022	8/5/2030		57	56	57		(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.27%	12/2/2024	8/5/2030		2,893	2,864	2,893		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.42%	2/7/2025	2/7/2031		104	59	101		(6)(9)
Source Holding Delaware, LLC	Revolver	PRIME	+	3.75%	(Q)	10.50%	2/7/2025	2/7/2031		104	59	101		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.41%	2/7/2025	2/7/2031		69	39	67		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.41%	2/7/2025	2/7/2031		87	49	84		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.41%	2/7/2025	2/7/2031		69	39	67		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.38%	2/7/2025	2/7/2031		69	246	58		(2)(6)(9)
Source Holding Delaware, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.41%	2/7/2025	2/7/2031		85	76	42		(2)(6)(9)
Source Holding Delaware, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.40%	2/7/2025	2/7/2031		3,984	3,942	3,885		(1)(6)
Titan Group Holdco, LLC	Revolver	N/A					8/22/2024	8/13/2029		—	(4)	—		(2)(6)(9)(11)
Titan Group Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	8/22/2024	8/13/2029		586	580	586		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Titan Group Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	8/22/2024	8/13/2029		352	347	352		(2)(6)(9)
Titan Group Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.45%	8/22/2024	8/13/2029		2,522	2,494	2,522		(1)(6)
VP Security Buyer, Inc.	Revolver	N/A					10/10/2025	10/10/2031		—	(2)	(2)		(2)(6)(9)
VP Security Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	10/10/2025	10/10/2031		104	100	99		(2)(6)(9)
VP Security Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.40%	10/10/2025	10/10/2031		401	397	396		(6)(9)
VRC Companies, LLC	Term Loan	SOFR	+	5.25%	(Q)	8.92%	6/2/2022	6/29/2027		625	622	625		(6)(9)
VRC Companies, LLC	Term Loan	SOFR	+	5.25%	(Q)	8.92%	6/2/2022	6/29/2027		10,830	10,786	10,829		(1)(6)
											39,769	39,747	10.59%
Construction & Engineering
360 Partners, LLC	Revolver	N/A					8/7/2025	8/7/2031		$—	$(23)	$(13)		(2)(6)(9)
360 Partners, LLC	Delayed Draw Term Loan	N/A					8/7/2025	8/7/2031		—	(20)	(23)		(2)(6)(9)
360 Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.16%	8/7/2025	8/7/2031		5,191	5,120	5,152		(1)(6)
HTI Intermediate, LLC	Revolver	PRIME	+	4.00%	(M)	10.75%	3/1/2024	3/1/2030		110	20	109		(6)(9)
HTI Intermediate, LLC	Revolver	SOFR	+	5.00%	(Q)	8.67%	3/1/2024	3/1/2030		55	133	49		(2)(6)(9)
HTI Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.66%	3/1/2024	3/1/2030		533	526	529		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	3/1/2024	3/1/2030		1,260	1,242	1,251		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.66%	7/2/2025	3/1/2030		921	909	915		(1)(6)
											7,907	7,969	2.12%
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Revolver	N/A					12/23/2024	12/23/2030		$—	$(1)	$—		(2)(6)(9)(11)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.42%	12/23/2024	12/23/2030		179	177	178		(6)(9)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.42%	12/23/2024	12/23/2030		38	32	38		(6)(9)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.42%	12/23/2024	12/23/2030		42	48	42		(2)(6)(9)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.42%	12/23/2024	12/23/2030		412	406	410		(6)(9)
											662	668	0.18%
Containers & Packaging
Oliver Packaging, LLC	Revolver	SOFR	+	5.00%(1.00% PIK)	(Q)	9.85%	7/6/2022	7/6/2028		$176	$172	$41		(2)(6)(9)(10)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00%(1.00% PIK)	(Q)	9.85%	8/30/2024	7/6/2028		435	432	335		(6)(9)
Oliver Packaging, LLC	Term Loan	SOFR	+	5.00%(1.00% PIK)	(Q)	9.85%	7/6/2022	7/6/2028		3,936	3,903	3,031		(6)(9)
											4,507	3,407	0.91%
Distributors
Big Bucks Acquisition Corporation	Revolver	N/A					9/29/2025	9/29/2031		$—	$(9)	$(10)		(2)(6)(9)
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(Q)	8.70%	9/29/2025	9/29/2031		3,930	3,884	3,881		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Hub Pen Company, LLC	Revolver	SOFR	+	5.00%	(Q)	8.81%	9/30/2024	12/31/2027		157	151	151		(2)(6)(9)(10)
Hub Pen Company, LLC	Term Loan	SOFR	+	5.00%	(M)	8.77%	11/26/2024	12/31/2027		6,199	6,128	6,137		(1)(6)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	8.82%	6/2/2022	12/31/2026		4,725	4,722	4,666		(6)(9)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	8.82%	6/2/2022	12/31/2026		6,142	6,137	6,065		(1)(6)
											21,013	20,890	5.57%
Diversified Consumer Services
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.01%	8/16/2022	8/16/2028		$2	$2	$1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	10.03%	8/16/2022	8/16/2028		2	2	2		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	9.88%	8/16/2022	8/16/2028		1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	9.88%	8/16/2022	8/16/2028		1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	6.00%	(S)	9.85%	8/16/2022	8/16/2028		1	1	—		(6)(9)
ADPD Holdings LLC	Term Loan	SOFR	+	6.00%	(S)	10.03%	8/16/2022	8/16/2028		78	77	69		(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	5.50%(2.00% PIK)	(Q)	11.34%	6/29/2022	6/29/2028		830	818	672		(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	5.50%(2.00% PIK)	(Q)	11.34%	6/29/2022	6/29/2028		71	77	57		(2)(6)(9)
Castleworks Home Services Company	Term Loan	SOFR	+	5.50%(2.00% PIK)	(Q)	11.34%	6/28/2023	6/29/2028		6,808	6,762	5,514		(6)(9)
Castleworks Home Services Company	Term Loan	SOFR	+	5.50%(2.00% PIK)	(Q)	11.34%	6/28/2023	6/29/2028		585	581	474		(6)(9)
Express Wash Acquisition Company, LLC	Revolver	N/A					4/10/2025	4/10/2031		—	(2)	(10)		(2)(6)(9)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.25%	(Q)	9.90%	4/10/2025	4/10/2031		1,322	1,310	1,249		(6)(9)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.25%	(Q)	9.90%	4/10/2025	4/10/2031		1,718	1,703	1,624		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		332	332	294		(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		10	10	9		(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		432	431	382		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		13	13	11		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		68	68	60		(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		2,338	2,335	2,069		(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		3,039	3,036	2,690		(1)(6)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		89	89	78		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		740	739	655		(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		22	22	19		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
TheKey, LLC	Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		962	961	851		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		28	28	25		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		213	213	189		(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		6	6	6		(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		277	277	245		(1)(6)
TheKey, LLC	Term Loan	SOFR	+	5.00%(1.00% PIK)	(S)	9.73%	6/2/2022	9/30/2027		8	8	7		(1)(6)
											19,901	17,244	4.60%
Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.77%	11/29/2023	4/16/2027		$308	$305	$308		(6)(9)
											305	308	0.08%
Electronic Equipment, Instruments & Components
Alert SRC Newco LLC	Revolver	SOFR	+	5.00%	(M)	8.67%	12/11/2024	12/11/2030		$121	$47	$121		(6)(9)
Alert SRC Newco LLC	Revolver	SOFR	+	5.00%	(M)	8.68%	12/11/2024	12/11/2030		121	188	121		(2)(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.67%	12/11/2024	12/11/2030		2,004	1,981	2,004		(6)(9)
Alert SRC Newco LLC	Term Loan	SOFR	+	5.00%	(Q)	8.65%	12/11/2024	12/11/2030		6,163	6,086	6,163		(1)(6)
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.70%	6/2/2022	12/21/2027		7,197	7,197	7,197		(1)(6)
											15,499	15,606	4.16%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.77%	6/2/2022	4/7/2028		$714	$712	$703		(1)(6)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.00%	(M)	8.77%	6/2/2022	4/7/2028		7,506	7,461	7,394		(1)(6)
Velocity Buyer, Inc.	Revolver	N/A					1/24/2025	1/24/2031		—	(22)	—		(2)(6)(9)
Velocity Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	1/24/2025	1/24/2031		5,290	5,223	5,290		(1)(6)
											13,374	13,387	3.57%
Financial Services
RWA Wealth Partners, LLC	Revolver	SOFR	+	4.75%	(Q)	8.45%	11/15/2024	11/15/2030		$56	$40	$56		(2)(6)(9)(10)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.40%	11/15/2024	11/15/2030		89	21	89		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.40%	11/15/2024	11/15/2030		398	92	398		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	11/15/2024	11/15/2030		552	127	552		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	11/15/2024	11/15/2030		273	63	273		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.44%	11/15/2024	11/15/2030		167	38	167		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	11/15/2024	11/15/2030		156	1,259	156		(2)(6)(9)
RWA Wealth Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.40%	11/15/2024	11/15/2030		8,525	8,455	8,525		(1)(6)
TRX Buyer LLC	Revolver	SOFR	+	5.00%	(M)	8.68%	3/24/2026	3/24/2032		38	32	34		(2)(6)(9)
TRX Buyer LLC	Delayed Draw Term Loan	N/A					3/24/2026	3/24/2032		—	(8)	(4)		(2)(6)(9)
TRX Buyer LLC	Term Loan	SOFR	+	5.00%	(M)	8.68%	3/24/2026	3/24/2032		1,502	1,479	1,491		(1)(6)
											11,598	11,737	3.13%
Food Products
Hissho Parent, LLC	Revolver	N/A					8/8/2024	5/18/2029		$—	$(4)	$—		(2)(6)(9)(11)
Hissho Parent, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.45%	8/8/2024	5/18/2029		3,440	3,415	3,440		(1)(6)
Hometown Food Company	Term Loan	SOFR	+	4.50%	(M)	8.17%	6/13/2025	12/3/2030		2,847	2,828	2,847		(1)(6)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.07%	9/28/2022	5/14/2029		5	4	5		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.05%	9/28/2022	5/14/2029		18	18	18		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.05%	9/28/2022	5/14/2029		23	22	23		(6)(9)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(M)	11.00%	9/28/2022	5/14/2029		132	132	132		(2)(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.10%	4/14/2023	5/14/2029		68	68	68		(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.07%	3/3/2025	5/14/2029		1,657	1,651	1,657		(6)(9)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.27%	6/2/2022	10/22/2029		7,898	7,839	7,897		(1)(6)
SHF Holdings, Inc.	Revolver	N/A					1/22/2025	1/22/2030		—	(2)	(1)		(2)(6)(9)
SHF Holdings, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.20%	1/22/2025	1/22/2030		1,493	1,475	1,478		(6)(9)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50% (.50% PIK)	(Q)	11.78%	6/2/2022	8/2/2027		6,747	5,803	202		(6)(9)(13)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50% (.50% PIK)	(Q)	11.79%	6/2/2022	8/2/2027		239	206	7		(6)(9)(13)
VG Target Holdings, LLC	Term Loan	PRIME	+	4.50% (3.00% PIK)	(Q)	16.25%	6/2/2022	8/2/2027		47	41	1		(6)(9)(13)
VG Target Holdings, LLC	Term Loan	PRIME	+	0% (14.25% PIK)	(Q)	16.25%	7/18/2025	8/2/2027		413	412	1,253		(2)(6)(9)
											23,908	19,027	5.07%
Ground Transportation
A&R Logistics Holdings, Inc.	Revolver	PRIME	+	0.00%(6.75 PIK)	(Q)	13.50%	2/5/2026	6/29/2026		$11	$4	$11		(2)(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	8.81%	6/2/2022	2/3/2028		4,867	4,811	3,261		(6)(9)(13)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	8.81%	6/2/2022	2/3/2028		233	230	156		(6)(9)(13)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	8.81%	10/4/2024	2/3/2028		202	198	135		(6)(9)(13)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	8.81%	10/4/2024	2/3/2028		7	7	5		(6)(9)(13)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	8.81%	6/2/2022	2/3/2028		918	907	615		(6)(9)(13)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	8.81%	6/2/2022	2/3/2028		44	43	29		(6)(9)(13)
VTC Buyer Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.92%	7/15/2025	7/15/2031		822	811	801		(6)(9)
VTC Buyer Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.92%	7/15/2025	7/15/2031		94	35	92		(6)(9)
VTC Buyer Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.92%	7/15/2025	7/15/2031		124	179	112		(2)(6)(9)
VTC Buyer Corp.	Term Loan	SOFR	+	5.25%	(Q)	8.90%	7/15/2025	7/15/2031		96	31	94		(6)(9)
VTC Buyer Corp.	Term Loan	SOFR	+	5.25%	(Q)	8.92%	7/15/2025	7/15/2031		76	134	66		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
VTC Buyer Corp.	Term Loan	N/A					7/15/2025	7/15/2031		1,589	1,567	1,549		(1)(6)
											8,957	6,926	1.85%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Revolver	N/A					6/12/2025	5/16/2031		$—	$(16)	$—		(2)(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.53%	6/12/2025	5/16/2031		1,660	1,642	1,660		(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.53%	6/12/2025	5/16/2031		1,328	1,314	1,328		(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.38%	6/12/2025	5/16/2031		333	329	333		(6)(9)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	4.75%	(S)	8.35%	6/12/2025	5/16/2031		6,939	6,861	6,938		(1)(6)
BioCare Medical, LLC	Term Loan	SOFR	+	7.00%	(M)	10.77%	11/18/2022	12/9/2027		1,303	1,287	1,303		(6)(9)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.27%	6/2/2022	12/6/2027		1,268	1,266	1,170		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.27%	6/2/2022	12/6/2027		2,941	2,935	2,713		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.27%	6/2/2022	12/6/2027		344	343	317		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.27%	6/2/2022	12/6/2027		245	244	226		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	9.84%	9/16/2022	12/6/2027		10	10	9		(1)(6)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.57%	6/21/2022	5/24/2029		5,655	5,635	5,655		(1)(6)
Pediatric Home Respiratory Services, LLC	Revolver	SOFR	+	5.50%	(Q)	9.19%	12/23/2024	12/23/2030		250	240	250		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	N/A					6/2/2022	12/23/2030		—	(9)	—		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.50%	(S)	9.10%	12/23/2024	12/23/2030		495	491	495		(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.50%	(S)	9.10%	12/23/2024	12/23/2030		10,890	10,799	10,890		(1)(6)
RELIABLE MEDICAL SUPPLY ACQUISITIONCO LLC	Delayed Draw Term Loan	N/A					12/31/2025	12/31/2032		—	(6)	(12)		(2)(6)(9)
RELIABLE MEDICAL SUPPLY ACQUISITIONCO LLC	Term Loan	N/A					12/31/2025	12/31/2032		—	(6)	(7)		(2)(6)(9)
RELIABLE MEDICAL SUPPLY ACQUISITIONCO LLC	Term Loan	SOFR	+	4.50%	(Q)	8.20%	12/31/2025	12/31/2032		2,673	2,647	2,646		(6)(9)
SunMed Group Holdings, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.42%	11/22/2024	6/16/2028		1,745	1,736	1,745		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	9.45%	7/22/2024	6/30/2029		53	51	48		(2)(6)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.52%	7/22/2024	6/30/2029		1,260	1,248	1,229		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.52%	7/22/2024	6/30/2029		2,380	2,354	2,320		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.45%	6/2/2022	6/30/2029		4,798	4,779	4,679		(1)(6)
											46,174	45,935	12.24%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Health Care Providers & Services
42 North Dental, LLC	Revolver	N/A					2/9/2026	2/10/2031		$—	$(3)	$(3)		(2)(6)(9)
42 North Dental, LLC	Delayed Draw Term Loan	N/A					2/9/2026	2/9/2031		—	(3)	(6)		(2)(6)(9)
42 North Dental, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.45%	2/9/2026	2/10/2031		1,648	1,632	1,631		(1)(6)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.37%	1/29/2025	1/29/2031		129	10	124		(6)(9)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.37%	1/29/2025	1/29/2031		88	190	(3)		(2)(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(S)	8.37%	1/29/2025	1/29/2031		129	101	124		(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(S)	8.37%	1/29/2025	1/29/2031		257	203	248		(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(S)	8.37%	1/29/2025	1/29/2031		129	202	119		(2)(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(S)	8.38%	1/29/2025	1/29/2031		1,276	1,260	1,228		(6)(9)
Apex Dental Partners, LLC	Revolver	PRIME	+	4.00%	(M)	10.75%	10/29/2024	10/29/2030		76	70	76		(2)(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.67%	10/29/2024	10/29/2030		217	148	217		(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.67%	10/29/2024	10/29/2030		2,382	2,422	2,382		(2)(6)(9)
Apex Dental Partners, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	10/29/2024	10/29/2030		7,123	7,065	7,123		(1)(6)
Bebright MSO, LLC	Revolver	N/A					6/3/2024	6/3/2030		—	(17)	—		(2)(6)(9)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.45%	6/3/2024	6/3/2030		4,878	4,805	4,878		(6)(9)
Bebright MSO, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.45%	6/3/2024	6/3/2030		6,077	5,985	6,077		(1)(6)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(M)	9.17%	11/1/2024	11/1/2030		173	163	173		(2)(6)(9)
Eventus Buyer, LLC	Delayed Draw Term Loan	N/A					11/1/2024	11/1/2030		—	(10)	—		(2)(6)(9)
Eventus Buyer, LLC	Term Loan	SOFR	+	5.50%	(M)	9.17%	11/1/2024	11/1/2030		6,337	6,259	6,337		(1)(6)
Eye Health America, LLC	Revolver	SOFR	+	5.25%	(S)	8.99%	7/26/2022	7/26/2028		144	139	137		(2)(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	8.99%	7/26/2022	7/26/2028		2,632	2,614	2,605		(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(S)	8.99%	2/14/2025	7/26/2028		164	165	161		(2)(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.25%	(S)	8.99%	2/14/2025	7/26/2028		252	249	249		(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.25%	(S)	8.99%	7/26/2022	7/26/2028		4,053	4,021	4,012		(1)(6)
Gen4 Dental Partners OPCO, LLC	Revolver	N/A					5/13/2024	5/13/2030		—	(8)	—		(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Delayed Draw Term Loan	N/A					5/13/2024	5/13/2030		—	(16)	—		(2)(6)(9)
Gen4 Dental Partners OPCO, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.41%	5/13/2024	5/13/2030		8,629	8,499	8,628		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.80%	6/2/2022	6/10/2028		551	551	551		(6)(9)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.80%	6/2/2022	6/10/2028		717	716	717		(1)(6)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(S)	8.80%	6/2/2022	6/10/2028		4,002	3,997	4,002		(6)(9)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(S)	8.80%	6/2/2022	6/10/2028		5,202	5,196	5,202		(1)(6)
MWD Management, LLC	Revolver	SOFR	+	5.00%	(Q)	8.80%	6/15/2022	6/15/2027		100	97	100		(2)(6)(9)
MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.80%	6/15/2022	6/15/2027		1,935	1,930	1,935		(1)(6)
MWD Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.80%	6/15/2022	6/15/2027		2,413	2,399	2,413		(1)(6)
NBPT Acquisition LLC	Revolver	SOFR	+	5.00%	(Q)	8.70%	3/3/2025	2/15/2030		89	85	76		(2)(6)(9)
NBPT Acquisition LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.67%	3/3/2025	3/3/2030		164	19	160		(6)(9)
NBPT Acquisition LLC	Delayed Draw Term Loan	PRIME	+	4.00%	(Q)	10.75%	3/3/2025	3/3/2030		80	216	30		(2)(6)(9)
NBPT Acquisition LLC	Term Loan	SOFR	+	5.00%	(Q)	8.66%	3/3/2025	3/3/2030		5,156	5,113	5,014		(1)(6)
OIS Management Services, LLC	Revolver	N/A					11/16/2022	11/16/2028		—	(8)	—		(2)(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	6/2/2022	11/16/2028		1,872	1,843	1,872		(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	8/21/2024	11/16/2028		5,019	4,987	5,019		(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.45%	11/16/2022	11/16/2028		4,850	4,775	4,850		(1)(6)
Phia Purchaser, LLC	Revolver	N/A					12/1/2025	12/1/2032		—	(4)	(2)		(2)(6)(9)
Phia Purchaser, LLC	Delayed Draw Term Loan	N/A					12/1/2025	12/1/2032		—	(3)	(3)		(2)(6)(9)
Phia Purchaser, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	12/1/2025	12/1/2032		2,770	2,744	2,757		(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.96%	6/2/2022	10/31/2027		3,920	3,920	3,136		(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.96%	6/2/2022	10/31/2027		4,774	4,774	3,819		(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.96%	6/2/2022	10/31/2027		3,258	3,258	2,607		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		250	246	250		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		300	295	300		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		295	291	295		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		136	134	136		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		102	100	102		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		135	132	135		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		142	140	142		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		349	343	349		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.16%	7/17/2024	7/17/2029		316	311	316		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		426	419	426		(6)(9)
SGA Dental Partners Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		102	100	102		(6)(9)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		2,653	2,614	2,653		(6)(9)
SGA Dental Partners Opco, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/17/2024	7/17/2029		10,835	10,677	10,835		(1)(6)
Specialized Dental Holdings II, LLC	Delayed Draw Term Loan	N/A					10/30/2025	11/1/2028		—	(8)	—		(2)(6)(9)
U.S. Urology Partners, LLC	Revolver	N/A					4/8/2025	4/8/2032		—	(9)	—		(2)(6)(9)
U.S. Urology Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.20%	4/8/2025	4/8/2032		1,697	1,679	1,697		(6)(9)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.20%	4/8/2025	4/8/2032		7,071	6,991	7,071		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.42%	7/15/2022	7/15/2028		839	834	824		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.41%	7/15/2022	7/15/2028		580	576	570		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.42%	7/15/2022	7/15/2028		370	368	363		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.46%	7/15/2022	7/15/2028		88	88	87		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.42%	7/15/2022	7/15/2028		4,825	4,825	4,741		(1)(6)
US Health Partners Management, LLC	Revolver	PRIME	+	4.00%	(Q)	10.75%	1/12/2024	1/11/2030		6	4	6		(6)(9)
US Health Partners Management, LLC	Revolver	SOFR	+	5.00%	(M)	8.67%	1/12/2024	1/11/2030		3	4	3		(2)(6)(9)
US Health Partners Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.70%	1/12/2024	1/11/2030		34	34	34		(6)(9)
US Health Partners Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.70%	1/12/2024	1/11/2030		33	32	32		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
USN Opco, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.27%	6/9/2022	12/21/2026		1,161	1,158	1,161		(1)(6)
USN Opco, LLC	Delayed Draw Term Loan	N/A					11/15/2024	12/21/2026		—	(2)	—		(2)(6)(9)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(M)	9.52%	3/26/2024	12/21/2026		2,410	2,396	2,410		(1)(6)
USN Opco, LLC	Term Loan	SOFR	+	5.75%	(M)	9.52%	11/15/2024	12/21/2026		274	272	274		(6)(9)
											127,794	126,086	33.61%
Health Care Technology
Andretti Buyer, LLC	Revolver	N/A					1/30/2026	1/28/2033		$—	$—	$—		(2)(6)(8)(9)
Andretti Buyer, LLC	Delayed Draw Term Loan	N/A					1/30/2026	1/28/2033		—	—	—		(2)(6)(8)(9)
Andretti Buyer, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.20%	1/30/2026	1/28/2033		495	490	490		(1)(6)
BRG Acquisition Co., LLC	Revolver	N/A					7/26/2022	7/26/2028		—	(5)	(27)		(2)(6)(9)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(Q)	9.67%	12/27/2023	7/26/2028		2,933	2,899	2,852		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	9.32%	7/26/2022	7/26/2028		6,659	6,598	6,359		(1)(6)
Healthfuse, LLC	Revolver	N/A					1/10/2025	1/10/2031		—	(17)	—		(2)(6)(9)
Healthfuse, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.40%	1/10/2025	1/10/2031		993	980	993		(6)(9)
Healthfuse, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.40%	1/10/2025	1/10/2031		5,447	5,379	5,447		(1)(6)
Lightspeed Buyer, Inc.	Revolver	N/A					2/6/2026	2/6/2032		—	(2)	(2)		(2)(6)(9)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	N/A					2/6/2026	2/6/2032		—	(3)	(7)		(2)(6)(9)
Lightspeed Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.45%	2/6/2026	2/6/2032		1,565	1,550	1,550		(1)(6)
Pillr Health Intermediate II, LLC	Revolver	SOFR	+	4.75%	(Q)	8.45%	12/31/2025	12/31/2031		61	56	58		(2)(6)(9)
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	N/A					12/31/2025	12/31/2031		—	(5)	(5)		(2)(6)(9)
Pillr Health Intermediate II, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.45%	12/31/2025	12/31/2031		2,549	2,525	2,537		(1)(6)
Xifin, Inc.	Revolver	N/A					7/31/2025	7/31/2031		—	(4)	(2)		(2)(6)(9)
Xifin, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.45%	7/31/2025	7/31/2031		2,596	2,584	2,583		(1)(6)
											23,025	22,826	6.08%
Hotels, Restaurants & Leisure
Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(M)	9.77%	12/13/2022	7/30/2027		$4,825	$4,800	$4,825		(1)(6)
TWH Bidco, LLC	Delayed Draw Term Loan	N/A					1/22/2026	1/22/2032		$—	$(3)	$(4)		(2)(6)(9)
TWH Bidco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.42%	1/22/2026	1/22/2032		$2,652	$2,626	$2,639		(1)(6)
											7,423	7,460	1.99%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	2.88% (3.38% PIK)	(Q)	9.94%	6/2/2022	11/9/2029		$9,314	$9,297	$8,755		(1)(6)
											9,297	8,755	2.33%
IT Services
Concord III, L.L.C.	Revolver	SOFR	+	6.25%	(Q)	9.95%	12/20/2023	12/20/2028		$157	$155	$157		(2)(6)(9)
Concord III, L.L.C.	Term Loan	SOFR	+	6.25%	(Q)	9.95%	12/20/2023	12/20/2028		4,289	4,229	4,289		(1)(6)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.40%	7/18/2024	7/18/2029		80	78	75		(6)(9)(10)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.42%	7/18/2024	7/18/2029		212	207	199		(6)(9)(10)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.39%	7/18/2024	7/18/2029		159	155	149		(6)(9)(10)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.42%	7/18/2024	7/18/2029		318	311	298		(6)(9)(10)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.41%	7/18/2024	7/18/2029		371	389	348		(2)(6)(9)(10)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.45%	7/18/2024	7/18/2029		966	953	922		(6)(9)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.45%	7/18/2024	7/18/2029		10,835	10,699	10,347		(1)(6)
G-3 Mobility Buyer LLC	Revolver	N/A					1/5/2026	1/5/2032		—	(6)	(6)		(2)(6)(9)
G-3 Mobility Buyer LLC	Delayed Draw Term Loan	N/A					1/5/2026	1/5/2032		—	(5)	(10)		(2)(6)(9)
G-3 Mobility Buyer LLC	Term Loan	SOFR	+	4.50%	(Q)	8.15%	1/5/2026	1/5/2032		3,325	3,293	3,291		(6)(9)
Sentinel Technologies, Inc.	Revolver	N/A					11/3/2025	11/3/2031		—	(6)	(6)		(2)(6)(9)
Sentinel Technologies, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.16%	11/3/2025	11/3/2031		2,356	2,334	2,333		(6)(9)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	8.45%	6/2/2022	3/10/2028		8,337	8,288	8,337		(1)(6)
											31,074	30,723	8.19%
Life Sciences Tools & Services
KL Charlie Acquisition Company	Revolver	N/A					9/5/2023	12/30/2029		$—	$—	$—		(2)(6)(8)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.77%	3/17/2023	12/30/2029		3	3	3		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.77%	6/2/2022	12/30/2029		2,564	2,554	2,564		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.77%	6/2/2022	12/30/2029		598	597	598		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.00%	(M)	8.77%	3/17/2023	12/30/2029		2	2	2		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.00%	(M)	8.77%	11/26/2024	12/30/2029		612	609	612		(1)(6)
Molecular Designs, LLC	Term Loan	SOFR	+	4.50%	(M)	8.17%	9/9/2024	10/4/2027		2,235	2,212	2,185		(1)(6)
											5,977	5,964	1.59%
Machinery
Pareto Buyer, LLC	Revolver	N/A					12/12/2025	12/13/2032		—	(6)	(6)		(2)(6)(9)
Pareto Buyer, LLC	Delayed Draw Term Loan	N/A					12/12/2025	12/13/2032		—	(4)	(9)		(2)(6)(9)
Pareto Buyer, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.20%	12/12/2025	12/13/2032		1,340	1,327	1,327		(6)(9)
Pareto Buyer, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.20%	12/12/2025	12/13/2032		2,000	1,981	1,980		(1)(6)
											3,298	3,292	0.88%
Marine Transportation
Horizon Freight Holdings, Inc.	Revolver	PRIME	+	4.00%	(Q)	10.75%	8/22/2024	8/22/2030		408	271	391		(6)(9)(10)
Horizon Freight Holdings, Inc.	Revolver	SOFR	+	5.00%	(Q)	8.70%	8/22/2024	8/22/2030		271	397	260		(2)(6)(9)(10)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(9)	(42)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(9)	(42)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.70%	8/22/2024	8/22/2030		6,459	6,383	6,281		(1)(6)
											7,033	6,848	1.83%
Personal Care Products

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Accupac, LLC	Revolver	SOFR	+	7.00%	(Q)	10.67%	12/31/2024	12/31/2029		$217	$142	$152		(6)(9)
Accupac, LLC	Revolver	SOFR	+	7.00%	(Q)	10.65%	12/31/2024	12/31/2029		217	142	152		(6)(9)
Accupac, LLC	Revolver	SOFR	+	7.00%	(Q)	10.67%	12/31/2024	12/31/2029		217	142	152		(6)(9)
Accupac, LLC	Revolver	SOFR	+	7.00%	(Q)	10.67%	12/31/2024	12/31/2029		217	425	22		(2)(6)(9)
Accupac, LLC	Term Loan	SOFR	+	3.00% (6.00% PIK)	(Q)	10.67%	12/31/2024	12/31/2029		9,011	8,866	6,308		(6)(9)(13)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.05%	6/2/2022	7/28/2026		3,207	3,207	3,166		(1)(6)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.05%	6/2/2022	7/28/2026		2,271	2,271	2,243		(1)(6)
KL Bronco Acquisition, Inc.	Revolver	N/A					6/30/2022	6/30/2028		—	(6)	—		(2)(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.54%	6/30/2022	6/30/2030		1,404	1,394	1,404		(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.52%	6/30/2022	6/30/2030		3,791	3,758	3,791		(1)(6)
											20,341	17,390	4.64%
Pharmaceuticals
Advantage HCS LLC	Term Loan	SOFR	+	5.25%	(Q)	8.89%	11/8/2023	11/8/2029		$1,439	$1,410	$1,439		(6)(9)
Advantage HCS LLC	Term Loan	SOFR	+	5.25%	(Q)	8.89%	11/8/2023	11/8/2029		10,779	10,560	10,779		(1)(6)
Leiters, Inc.	Revolver	N/A					9/29/2023	6/29/2028		—	(2)	—		(2)(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	9.77%	9/29/2023	6/29/2028		328	322	328		(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	6.00%	(Q)	9.77%	9/29/2023	6/29/2028		149	146	149		(6)(9)
NS and Associates LLC	Revolver	N/A					9/9/2025	8/6/2030		—	(6)	(6)		(2)(6)(9)
NS and Associates LLC	Term Loan	SOFR	+	5.25%	(Q)	8.90%	9/9/2025	8/6/2030		3,498	3,451	3,455		(1)(6)
NS and Associates LLC	Term Loan	SOFR	+	5.25%	(Q)	8.92%	9/9/2025	8/6/2030		3,498	3,451	3,455		(1)(6)
											19,332	19,599	5.22%
Professional Services
Amplify Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.45%	9/17/2025	9/17/2032		$4,771	$4,737	$4,735		(1)(6)
Basin Innovation Group, LLC	Revolver	N/A					12/6/2024	12/6/2030		—	(15)	—		(2)(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.38%	12/6/2024	12/6/2030		1,436	1,419	1,436		(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.42%	12/6/2024	12/6/2030		329	325	329		(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	4.75%	(S)	8.54%	12/6/2024	12/6/2030		691	682	691		(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	4.75%	(S)	8.54%	12/6/2024	12/6/2030		10,863	10,728	10,862		(1)(6)
BH Buyer, Inc.	Revolver	N/A					12/31/2025	12/31/2031		—	(7)	(4)		(2)(6)(9)
BH Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.70%	12/31/2025	12/31/2031		7,254	7,184	7,218		(1)(6)
CPL Consultants, LLC	Revolver	N/A					2/17/2026	2/17/2032		—	—	—		(2)(6)(8)(9)
CPL Consultants, LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.92%	2/17/2026	2/17/2032		5	3	3		(2)(6)(9)
CPL Consultants, LLC	Term Loan	SOFR	+	4.25%	(M)	7.92%	2/17/2026	2/17/2032		125	124	125		(1)(6)
DRML Holdings LLC	Revolver	N/A					3/14/2025	3/14/2031		—	(12)	—		(2)(6)(9)
DRML Holdings LLC	Delayed Draw Term Loan	N/A					3/14/2025	3/14/2031		—	(17)	—		(2)(6)(9)
DRML Holdings LLC	Term Loan	SOFR	+	4.75%	(Q)	8.45%	3/14/2025	3/14/2031		111	109	111		(6)(9)
DRML Holdings LLC	Term Loan	SOFR	+	4.75%	(Q)	8.45%	3/14/2025	3/14/2031		6,489	6,405	6,489		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.05%	6/2/2022	10/29/2027		700	700	679		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.05%	6/2/2022	10/29/2027		8,623	8,614	8,364		(1)(6)
UHY Advisors, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.42%	11/22/2024	11/21/2031		117	59	117		(6)(9)(10)
UHY Advisors, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.45%	11/22/2024	11/21/2031		701	354	701		(6)(9)(10)
UHY Advisors, Inc.	Revolver	PRIME	+	3.75%	(Q)	10.50%	11/22/2024	11/21/2031		78	469	78		(2)(6)(9)(10)
UHY Advisors, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.41%	11/22/2024	11/21/2031		55	8	55		(6)(9)
UHY Advisors, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.44%	11/22/2024	11/21/2031		78	12	78		(6)(9)
UHY Advisors, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	11/22/2024	11/21/2031		894	975	894		(2)(6)(9)
UHY Advisors, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	11/22/2024	11/21/2031		6,557	6,501	6,557		(1)(6)
											49,357	49,518	13.20%
Software
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.02%	8/12/2022	7/20/2029		$97	$93	$59		(6)(7)(9)
QM Buyer, Inc.	Revolver	N/A					12/6/2024	12/6/2030		—	(14)	—		(2)(6)(9)
QM Buyer, Inc.	Delayed Draw Term Loan	N/A					12/6/2024	12/6/2030		—	(14)	—		(2)(6)(9)
QM Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.45%	12/6/2024	12/6/2030		6,832	6,747	6,832		(1)(6)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.00%	(Q)	8.70%	11/26/2024	8/30/2029		10,585	10,576	10,559		(1)(6)
											17,388	17,450	4.65%
Textiles, Apparel & Luxury Goods
National Safety Apparel LLC	Revolver	SOFR	+	4.75%	(M)	8.42%	5/17/2024	5/17/2030		$2,166	$2,147	$2,166		(6)(9)
National Safety Apparel LLC	Revolver	SOFR	+	4.75%	(M)	8.42%	5/17/2024	5/17/2030		101	100	101		(6)(9)
National Safety Apparel LLC	Revolver	N/A					5/17/2024	5/17/2030		—	(10)	—		(2)(6)(9)
National Safety Apparel LLC	Term Loan	SOFR	+	4.75%	(M)	8.42%	11/26/2024	5/17/2030		6,438	6,366	6,438		(1)(6)
											8,603	8,705	2.32%
Trading Companies & Distributors
Easy Ice, LLC	Revolver	SOFR	+	5.25%	(Q)	9.07%	10/30/2024	10/30/2030		$30	$17	$30		(6)(9)
Easy Ice, LLC	Revolver	SOFR	+	5.40%	(Q)	9.11%	10/30/2024	10/30/2030		60	34	60		(6)(9)
Easy Ice, LLC	Revolver	SOFR	+	5.25%	(Q)	9.07%	10/30/2024	10/30/2030		180	102	179		(6)(9)
Easy Ice, LLC	Revolver	SOFR	+	5.25%	(Q)	9.07%	10/30/2024	10/30/2030		30	17	30		(6)(9)
Easy Ice, LLC	Revolver	SOFR	+	5.25%	(Q)	9.07%	10/30/2024	10/30/2030		135	256	132		(2)(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.07%	10/30/2024	10/30/2030		89	30	88		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.07%	10/30/2024	10/30/2030		63	21	63		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.07%	10/30/2024	10/30/2030		99	34	99		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.10%	10/30/2024	10/30/2030		64	22	64		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.10%	10/30/2024	10/30/2030		40	13	39		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.10%	10/30/2024	10/30/2030		162	386	156		(2)(6)(9)
Easy Ice, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.07%	10/30/2024	10/30/2030		6,654	6,573	6,621		(1)(6)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.45%	3/1/2023	3/1/2029		255	247	253		(2)(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	3/1/2023	3/1/2029		383	376	382		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	3/1/2023	3/1/2029		383	376	382		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	8/30/2024	3/1/2029		384	380	381		(2)(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.45%	8/30/2024	3/1/2029		1,232	1,224	1,229		(1)(6)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.45%	3/1/2023	3/1/2029		2,009	1,973	2,003		(1)(6)
MES Intermediate, Inc.	Revolver	N/A					11/21/2025	10/1/2027		—	(2)	—		(2)(6)(9)
MES Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	9/24/2024	10/1/2027		3,735	3,699	3,735		(1)(6)
MES Intermediate, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.45%	11/21/2025	10/1/2027		6,406	6,367	6,406		(1)(6)
											22,145	22,332	5.95%

Total Senior Secured First Lien Loans											663,960	644,427	171.77%
Equity
Automobile Components
M&D Parent Holdings, LLC	Class B Units								5,144		518	505		(3)(9)
											518	505	0.13%
Chemicals
MDI Aggregator LP	Common Units								8,380		839	1,223		(3)(9)
											839	1,223	0.33%
Commercial Services & Supplies
Chimney Rock 3G Co-Invest	Equity Co-Invest								125,000		127	120		(3)(9)
Lav Gear Intermediate Holdings, INC.	Class A Units								5,939		681	128		(3)(9)
RFI Group Holdings, L.P.	Class A Units								3,000		300	471		(3)(9)
VP Security Buyer, Inc.	Limited Partnership Units								111,111		111	111		(3)(9)
											1,219	830	0.22%
Construction & Engineering
HT Investors, LLC	A1 Units								3,481		370	370		(3)(9)
360 Partners, LLC	Class A Units								1,998		220	202		(3)(9)
											590	572	0.15%
Containers & Packaging
Oliver Investors, LP	Class A Units								6,406		608	—		(3)(9)
Oliver Investors, LP	Class D Units								152		8	—		(3)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread	Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Comar Holding Company, LLC	Class A Units					8,172		4,442	4,442		(3)(9)
								5,058	4,442	1.18%
Diversified Consumer Services
FS NU Investors, LP	Class A Units					5,000		500	26		(3)(9)
FS NU Investors, LP	Class C Units					253		26	51		(3)(9)
								526	77	0.02%
Financial Services
TRX Buyer LLC	Preferred Stock Unit					1,286		109	109		(3)(9)
								109	109	0.03%
Ground Transportation
VTC Buyer Corp	Class A-1 Units					164,000		190	186		(3)(9)
								190	186	0.05%
Health Care Equipment & Supplies
Reliable Medical Supply Acquisition LLC	Series A Interest					103,093		103	105		(3)(9)
								103	105	0.03%
Health Care Technology
BRG Group Holdings, LLC	Class A Units					612,419		626	386		(3)(9)
Xifin, Inc.	Class D Units					11,507		220	220		(3)(9)
								846	606	0.16%
Hotels, Restaurants & Leisure
Tailwind Hospitality	Limited Partnership Units					37		37	36		(3)(9)
								37	36	0.01%
IT Services
Sentinel Technologies, Inc.	CLASS A UNITS					1,154		115	115		(3)(9)
								115	115	0.03%
Personal Care Products
KLC Fund 1-C1 LP	Limited Partnership Units					605,769		608	660		(3)(9)
								608	660	0.18%

Total Equity								10,758	9,466	2.52%
Subtotal Non-Controlled/Non-Affiliated Investments								674,718	653,893	174.30%

Controlled Investments:											(+)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 11.25%		12/31/36		189,649	184,233	171,632		(2)(4)(5)
											$184,233	$171,632	45.75%

Subtotal Controlled Investments											$184,233	$171,632	45.75%
Total Investments, March 31, 2026											$858,951	$825,525	220.04%

Cash Equivalents:
State Street Institutional U.S. Government Money Market Fund						7-Day Yield 3.60%				$15,531	$15,531	$15,531		(14)(15)
											$15,531	$15,531	4.14%

Subtotal Cash Equivalents											$15,531	$15,531	4.14%
Total Investments and Cash Equivalents											$874,482	$841,056	224.18%

Derivative Instruments

Description	Hedging Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	2026 Notes	8.10%	USD-SOFR-Compound + 4.226%	CIBC Bank USA	12/21/2026	$25,000	$3	$—	$3	(7)
Interest rate swap	2028 Notes	8.20%	USD-SOFR-Compound + 4.595%	CIBC Bank USA	12/21/2028	25,000	(70)	—	(70)	(7)
Total						$50,000	$(67)	$—	$(67)

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of March 31, 2026.

^ Percentage is based on net assets of $375,212 as of March 31, 2026.

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

(2) The investment has an unfunded commitment as of March 31, 2026 (See "Note 8. Commitments and Contingencies"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2026, total qualifying assets at fair value represented 79.9% of the Company's total assets calculated in accordance with the 1940 Act.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2026

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

(7) This investment is valued using observable inputs using a Level 2 measurement in the ASC 820 fair value hierarchy as of March 31, 2026 (See "Note 4. Fair Value Measurements").

(8) Par Amount, Amortized Cost, and Fair Value are less than $1,000.

(9) The investment or a portion thereof held by the Company or VCC Equity Holdings, LLC, a wholly owned subsidiary of the Company, is pledged as collateral under the SMBC Facility (See "Note 6. Borrowings").

(10) As of March 31, 2026, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments and Contingencies for further information on letters of credit commitments related to certain portfolio companies.

(11) As of March 31, 2026, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments and Contingencies for further information on letters of credit commitments related to certain portfolio companies.

(12) The investment was current on cash interest payment and was on non-accrual status with respect to the portion of the interest that is PIK interest only as of March 31, 2026. See "Note 2. Significant Accounting Policies" for more information.

(13) The investment was on non-accrual status as of March 31, 2026.

(14) The rate shown is the annualized seven-day yield as of March 31, 2026.

(15) This investment represents a Level 1 security in the ASC 820 fair value hierarchy as of March 31, 2026 (See "Note 4. Fair Value Measurements").

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

(14) The rate shown is the annualized seven-day yield as of December 31, 2025.

(15) This investment represents a Level 1 security in the ASC 820 fair value hierarchy as of December 31, 2025 (See "Note 4. Fair Value Measurements").

See accompanying notes to consolidated financial statements.

VARAGON CAPITAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2026

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

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings"). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under a prior revolving credit facility before its termination on November 26, 2024, held no collateral assets, effective as of December 31, 2024. VSDLP holds the Company’s interest in the SDLP (as defined below). VCC CLO Depositor, wholly owns VCC CLO 1, LLC ("VCC CLO"), which was formed for the purpose of issuing a term debt securitization and VCC CLO is consolidated in the Company's consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of March 31, 2026, the Company held approximately $23.2 million in cash and cash equivalents. As of December 31, 2025, the Company held approximately $34.0 million in cash and cash equivalents.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three months ended March 31, 2026, and 2025, the Company earned PIK interest of $0.5 million (or 2.0% of its total investment income), and $0.7 million (or 2.8% of its total investment income), respectively, which is reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three months ended March 31, 2026 and 2025, the Company did not earn any PIK fee income.

When the Company does not expect the borrower will be able to pay future accruals of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of March 31, 2026, the Company had investments in two portfolio companies that were current on cash interest payments and were on non-accrual status with respect to their PIK interest only.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2026, certain loans in three portfolio companies held by the Company were on non-accrual with an aggregate amortized cost of $21.1 million and fair value of $10.7 million. As of December 31, 2025, certain loans in one portfolio company held by the Company were on non-accrual with an aggregate amortized cost of $6.1 million and fair value of $2.0 million.

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$663,960	77.3%	$644,427	78.1%
Equity	10,758	1.3	9,466	1.1
Subordinated Certificates of the SDLP	184,233	21.4	171,632	20.8
Total Investments	$858,951	100.0%	$825,525	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$685,275	78.3%	$673,713	79.3%
Equity	10,959	1.3	9,939	1.2
Subordinated Certificates of the SDLP	177,962	20.4	165,702	19.5
Total Investments	$874,196	100.0%	$849,354	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$184,233	21.4%	$171,632	20.8%
Health Care Providers & Services	127,794	14.9	126,086	15.3
Automobile Components	50,101	5.8	46,111	5.6
Professional Services	49,357	5.7	49,518	6.0
Health Care Equipment & Supplies	46,277	5.4	46,040	5.6
Commercial Services & Supplies	40,988	4.8	40,577	4.9
IT Services	31,189	3.6	30,838	3.7
Chemicals	28,768	3.3	29,313	3.6
Food Products	23,908	2.8	19,027	2.3
Health Care Technology	23,871	2.8	23,432	2.8
Trading Companies & Distributors	22,145	2.6	22,332	2.7
Distributors	21,013	2.4	20,890	2.5
Personal Care Products	20,949	2.4	18,050	2.2
Diversified Consumer Services	20,427	2.4	17,321	2.1
Pharmaceuticals	19,332	2.3	19,599	2.4
Software	17,388	2.0	17,450	2.1
Electronic Equipment, Instruments & Components	15,499	1.8	15,606	1.9
Energy Equipment & Services	13,374	1.6	13,387	1.6
Financial Services	11,707	1.4	11,846	1.4
Aerospace & Defense	11,517	1.3	11,585	1.4
Containers & Packaging	9,565	1.1	7,849	1.0
Household Products	9,297	1.1	8,755	1.1
Beverages	9,270	1.1	9,347	1.1
Ground Transportation	9,147	1.1	7,112	0.9
Textiles, Apparel & Luxury Goods	8,603	1.0	8,705	1.1
Construction & Engineering	8,497	1.0	8,541	1.0
Hotels, Restaurants & Leisure	7,460	0.9	7,496	0.9
Marine Transportation	7,033	0.8	6,848	0.8
Life Sciences Tools & Services	5,977	0.7	5,964	0.7
Machinery	3,298	0.4	3,292	0.4
Consumer Staples Distribution & Retail	662	0.1	668	0.1
Diversified Telecommunication Services(2)	305	0.0	308	0.0
Total Investments	$858,951	100.00%	$825,525	100.00%

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

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$177,962	20.4%	$165,702	19.5%
Health Care Providers & Services	126,802	14.5	126,064	14.8
Professional Services	48,174	5.5	48,356	5.7
Commercial Services & Supplies	47,059	5.4	47,429	5.6
Health Care Equipment & Supplies	45,936	5.3	45,845	5.4
Automobile Components	41,694	4.8	38,527	4.5
IT Services	37,766	4.3	37,656	4.4
Health Care Technology	30,658	3.5	30,255	3.6
Distributors	29,410	3.4	28,988	3.4
Chemicals	29,148	3.3	29,363	3.5
Food Products	23,914	2.7	20,530	2.4
Trading Companies & Distributors	21,937	2.5	22,147	2.6
Personal Care Products	20,736	2.4	19,776	2.3
Diversified Consumer Services	20,304	2.3	17,636	2.1
Pharmaceuticals	19,448	2.2	19,718	2.3
Software	17,428	2.0	17,544	2.1
Electronic Equipment, Instruments & Components	15,293	1.7	15,400	1.8
Energy Equipment & Services	13,400	1.5	13,443	1.6
Aerospace & Defense	10,846	1.2	10,912	1.3
Financial Services	10,060	1.2	10,185	1.2
Insurance	9,865	1.1	9,881	1.2
Containers & Packaging	9,703	1.1	8,265	1.0
Household Products	9,295	1.1	8,964	1.0
Beverages	9,267	1.1	9,348	1.1
Ground Transportation	8,986	1.0	8,304	1.0
Textiles, Apparel & Luxury Goods	8,618	1.0	8,727	1.0
Construction & Engineering	8,510	1.0	8,525	1.0
Air Freight & Logistics	6,919	0.8	6,764	0.8
Life Sciences Tools & Services	5,985	0.7	5,978	0.7
Hotels, Restaurants & Leisure	4,795	0.5	4,838	0.6
Machinery	3,296	0.4	3,292	0.4
Consumer Staples Distribution & Retail	677	0.1	683	0.1
Diversified Telecommunication Services (2)	305	0.0	309	0.0
Total Investments	$874,196	100.0%	$849,354	100.0%

(1) The following industry is solely comprised of the Subordinated Certificates of the SDLP. The portfolio companies in SDLP represent a diverse set of industry classifications, which are similar to those in which the Company invests directly. See “Senior Direct Lending Program” below.

(2) Represents a percentage that is less than 0.1%.

Transactions With Controlled/Affiliated Companies

During the three months ended March 31, 2026, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2025	Purchases of Investments	Payment-in-kind and other adjustments to cost	Repayments of investments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2026	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$165,702	$6,772	$227	$(727)	$(342)	$—	$171,632	$5,111

During the three months ended March 31, 2025, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2024	Purchases of Investments	Payment-in-kind and other adjustments to cost	Repayments of investments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2025	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$172,152	$3,392	$(466)	$(7,398)	$(2,876)	$—	$164,804	$5,533

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of March 31, 2026 and December 31, 2025, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates. SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of March 31, 2026 and December 31, 2025, the Company and ARCC had agreed to make capital available to the SDLP in the aggregate totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of March 31, 2026 and December 31, 2025, the Company has funded $189.6 million and $183.6 million, respectively, of its commitment to the SDLP and had $16.7 million and $22.7 million in unfunded commitments remaining available to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $184.2 million and $171.6 million, respectively, as of March 31, 2026, and $178.0 million and $165.7 million, respectively, as of December 31, 2025. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 11.3% and 12.1%, respectively, as of March 31, 2026, and 11.8% and 12.6%, respectively, as of December 31, 2025. For the three months ended March 31, 2026, the Company earned interest income of $5.1 million from its investment in the Subordinated Certificates. For the three months ended March 31, 2025, the Company earned interest income of $5.5 million from its investment in the Subordinated Certificates. As of March 31, 2026 and December 31, 2025, $5.1 million and $5.3 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of March 31, 2026 and December 31, 2025, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of March 31, 2026, one of the loans in the SDLP portfolio was on non-accrual status. As of December 31, 2025, none of the loans in the SDLP portfolio were on non-accrual status. Below is a summary of the SDLP’s portfolio as of March 31, 2026 and December 31, 2025 (dollars in millions):

	As of March 31, 2026	As of December 31, 2025
Total first lien senior secured loans(1)	$4,388	$4,297
Largest loan to a single borrower(1)	$404	$413
Total of five largest loans to borrower(1)	$1,721	$1,719
Number of borrowers in the SDLP	45	39
Commitments to fund delayed draw loans (2)	$233	$259

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of March 31, 2026 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.45%	3/29/2032	9,191	9,191	9,191	(2)
Blue Raven Solutions, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.67%	1/16/2032	9,464	9,464	9,275	(2)
Zenith AcquisitionCo, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/13/2033	189	189	148	(2)
Zenith AcquisitionCo, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.15%	1/13/2033	8,021	8,021	7,980	(2)
									26,865	26,594
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.85%	8/31/2028	2,425	2,336	1,940	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.85%	8/31/2028	37,226	35,868	29,781	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.85%	8/31/2028	42,750	41,191	34,200	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	8.85%	8/31/2028	26,547	25,580	21,238	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	8.85%	8/31/2028	180,458	173,880	144,367	(2)
Midco Holding, LLC	Term Loan	SOFR	+	7.50%	(M)	11.14%	11/9/2029	92,858	92,858	92,858	(2)
									371,713	324,384
Capital Markets
Oak Funding, LLC	Delayed Draw Term Loan	SOFR	+	1.00%	(M)	1.00%	12/2/2032	—	—	(12)	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/2/2032	23,970	23,970	23,742	(2)
									23,970	23,730
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.92%	4/30/2031	5,277	5,277	5,277	(2)
SePRO Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.67%	7/26/2030	14,121	14,121	14,121	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.00%	(M)	8.67%	7/26/2030	116,832	116,832	116,832	(2)
									136,230	136,230
Commercial Services & Supplies
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	7,763	7,763	7,763	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	2,517	2,517	2,517	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.21%	11/26/2032	802	802	762	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/26/2032	12,195	12,195	12,105	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	10/21/2032	1,481	1,481	1,453	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.45%	10/21/2032	10,342	10,342	10,257	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.00%	(M)	7.69%	8/20/2031	308,191	308,191	308,191	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.60%	10/13/2027	46,229	46,229	42,531	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.60%	10/13/2027	193,341	193,341	177,874	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.82%	11/21/2029	85,394	85,394	85,394	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.81%	11/21/2029	256,615	256,615	256,615	(2)
									924,870	905,462
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.20%	1/2/2032	4,439	4,439	4,439	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.20%	1/2/2032	182,040	182,040	182,040	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.375%(2.875% PIK)	(M)	8.93%	8/27/2032	887	887	887	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.375%(2.875% PIK)	(M)	8.95%	8/27/2032	8,732	8,732	8,732	(2)
									196,098	196,098
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.42%	12/23/2030	107,715	107,715	107,715	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.42%	12/23/2030	48,478	48,478	48,478	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.42%	12/23/2030	247,698	247,698	247,698	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
GMF Parent, Inc.	Delayed Draw Term Loan	SOFR	+	1.00%	(M)	1.00%	12/20/2032	—	—	(30)	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	SOFR	+	1.00%	(M)	1.00%	12/20/2032	—	—	(26)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/20/2032	10,519	10,519	10,470	(2)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	SOFR	+	1.00%	(M)	1.00%	11/12/2030	—	—	(27)	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.20%	11/12/2030	25,526	25,526	25,297	(2)
									439,936	439,575
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.70%	9/29/2031	7,860	7,860	7,860	(2)
Radwell Parent, LLC	Delayed Draw Term Loan	SOFR	+	3.67%	(Q)	9.17%	4/1/2029	622	622	622	(2)
Radwell Parent, LLC	Term Loan	SOFR	+	3.67%	(Q)	9.17%	4/1/2029	6,656	6,656	6,656	(2)
									15,138	15,138
Diversified Consumer Services
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.92%	9/4/2031	19,552	19,552	19,161	(2)
									19,552	19,161
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.16%	11/5/2031	79,899	79,899	79,899	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.16%	11/5/2031	217,744	217,744	217,744	(2)
									297,643	297,643
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.60%	3/1/2030	11,358	11,358	11,358	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.60%	3/1/2030	1,203	1,203	1,203	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.60%	3/1/2030	308	308	308	(2)(3)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.93%	3/11/2031	23,380	23,380	23,380	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.92%	3/11/2031	115,999	115,999	115,999	(2)
									152,248	152,248
Food Products
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	29,704	28,701	22,872	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.34%	12/10/2029	14,166	13,687	10,908	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	47,795	46,181	36,803	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.22%	12/10/2029	179,604	173,542	138,296	(2)(5)
									262,111	208,879
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.17%	7/31/2031	226,066	226,066	226,066	(2)
									226,066	226,066
Health Care Providers & Services
Premise Health Holding Corp	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	11/8/2032	1,585	1,585	1,585	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(M)	8.45%	11/8/2032	6,252	6,252	6,252	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(Q)	8.45%	11/8/2032	2,190	2,190	2,190	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.75%	(M)	8.45%	4/8/2032	5,000	5,000	5,000	(2)
									15,027	15,027
Health Care Technology
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.5%(2.25% PIK)	(Q)	8.45%	2/4/2033	5,423	5,423	5,315	(2)
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.5%(2.25% PIK)	(Q)	8.45%	2/4/2033	6,967	6,967	6,828	(2)
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.70%	11/3/2031	111,375	111,375	111,375	(2)
									123,765	123,518
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	10.40%	11/17/2032	136	136	119	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	2.5%(2.25% PIK)	(M)	8.45%	11/17/2032	5,638	5,638	5,597	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.71%	6/29/2029	41,432	41,432	41,432	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.65%	6/29/2029	58,950	58,950	58,950	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.70%	6/29/2029	165,325	165,325	165,325	(2)
									271,481	271,423
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	2.875%(3.375% PIK)	(Q)	10.10%	11/9/2029	26,592	26,592	24,730	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	2.75%(3.375% PIK)	(Q)	9.97%	11/9/2029	40,044	40,044	37,241	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	2.875%(3.375% PIK)	(Q)	10.10%	11/9/2029	302,451	302,451	281,279	(2)
									369,087	343,250
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.42%	10/31/2031	10,429	10,429	10,429	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.42%	10/31/2031	121,430	121,430	121,430	(2)
									131,859	131,859
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.43%	10/14/2031	14,890	14,890	14,740	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	SOFR	+	1.00%	(M)	1.00%	12/23/2032	—	—	(11)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/23/2032	11,545	11,545	11,441	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/23/2032	33	33	31	(2)
									26,468	26,201
Machinery
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.50%	(M)	8.17%	8/6/2032	240,212	240,212	240,212	(2)
									240,212	240,212
Software
Apple Bidco Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	1.00%	(Q)	1.00%	1/24/2033	—	—	(110)	(2)
Apple Bidco Holdings, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.20%	1/24/2033	12,246	12,246	11,988	(2)
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/1/2032	11,884	11,884	11,527	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.17%	11/30/2027	12,973	12,973	12,973	(2)(3)
Goose Borrower, L.P.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.42%	3/2/2033	7,234	7,234	7,162	(2)
Goose Borrower, L.P.	Term Loan	SOFR	+	4.75%	(M)	8.42%	3/2/2033	5,895	5,895	5,837	(2)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.92%	12/30/2032	868	868	839	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.95%	12/30/2032	6,365	6,365	6,325	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	SOFR	+	0.50%	(M)	0.50%	10/25/2032	—	—	(41)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.17%	10/25/2032	7,936	7,936	7,818	(2)
									65,401	64,318
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.77%	12/14/2027	32,794	32,794	26,235	(2)
									32,794	26,235

Total Senior Secured First Lien Loans									$4,368,534	$4,213,251
Equity
Auto Components
Midco Holding, LLC	Common Stock							45,844	—	—
Midco Holding, LLC	Preferred Shares							59,596	23,119	19,476
									23,119	19,476
Food Products
Manna Pro Products, LLC	Common Stock							38	—	—
									—	—

Total Equity									23,119	19,476

Total Investments, March 31, 2026									$4,391,653	$4,232,727

Company	Type of Investment	Reference Rate and Spread (1)	Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of March 31, 2026.

(2) Loan includes interest rate floor feature.

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

(5) The investment was on non-accrual status as of March 31, 2026.

Below is a listing of SDLP’s individual investments as of December 31, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	3/29/2032	9,191	9,191	9,191	(2)
									9,191	9,191
Auto Components
Midco Holding, LLC	Term Loan	SOFR	+	7.50%	(M)	11.36%	11/9/2029	91,687	91,687	91,687	(2)
									91,687	91,687
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	2,414	2,342	1,906	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.92%	08/31/2028	37,057	35,956	29,275	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.92%	08/31/2028	42,557	40,999	33,620	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	26,427	25,641	20,877	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	179,643	174,307	141,918	(2)
									279,245	227,596
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	4/30/2031	5,569	5,569	5,569	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	7/26/2030	117,128	117,128	117,128	(2)
									122,697	122,697
Commercial Services & Supplies
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	7,783	7,783	7,783	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	2,523	2,523	2,523	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	N/A					11/26/2032	—	—	(15)	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/26/2032	12,195	12,195	12,103	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	N/A					10/21/2032	—	—	(21)	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	10/21/2032	10,368	10,368	10,264	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	3,713	3,713	3,713	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	81,491	81,491	81,491	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	223,760	223,760	223,760	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	46,350	46,350	43,105	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	193,846	193,846	180,277	(2)
									582,029	564,983
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.17%	1/2/2032	4,450	4,450	4,450	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/2/2032	182,499	182,499	182,499	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.69%	8/27/2032	883	883	863	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.375%(2.875% PIK)	(M)	8.92%	8/27/2032	8,691	8,691	8,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.04%	11/21/2029	16,628	16,628	16,628	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	26,604	26,604	26,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.87%	11/21/2029	20,261	20,261	20,261	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.99%	11/21/2029	12,214	12,214	12,214	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.97%	11/21/2029	9,903	9,903	9,903	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	257,272	257,272	257,272	(2)
									539,405	539,298
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	116,262	116,262	116,262	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	48,600	48,601	48,601	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	248,325	248,325	248,325	(2)
									413,188	413,188
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.67%	09/29/2031	8,327	8,327	8,223	(2)
									8,327	8,223
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	11/05/2031	67,486	67,487	67,487	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.40%	11/05/2031	218,295	218,295	218,295	(2)
									285,782	285,782
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	11,387	11,387	11,387	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	1,206	1,206	1,206	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(S)	9.84%	3/1/2030	309	309	309	(2)(3)
Oak Funding, LLC	Delayed Draw Term Loan	N/A					12/2/2032	—	—	(12)	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(M)	8.29%	12/2/2032	23,970	23,970	23,730	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	23,439	23,439	23,439	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	116,291	116,291	116,291	(2)
									176,602	176,350
Food Products
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(15)	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(13)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/20/2032	10,519	10,519	10,467	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	29,424	28,701	23,245	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	14,033	13,687	11,086	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	47,344	46,181	37,402	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	177,910	173,542	140,549	(2)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	N/A					11/12/2030	—	—	(27)	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.34%	11/12/2030	25,526	25,526	25,271	(2)
									298,156	247,965
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.22%	07/31/2031	226,640	226,640	226,640	(2)
									226,640	226,640
Health Care Providers & Services
Premise Health Holding Corp	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/8/2032	6,268	6,268	6,268	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.75%	(M)	8.42%	4/8/2032	5,000	5,000	5,000	(2)
									11,268	11,268
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	11/03/2031	111,656	111,656	111,656	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
									111,656	111,656
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	N/A					11/17/2032	—	—	(5)	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	4.5%(2.25% PIK)	(M)	10.42%	11/17/2032	5,622	5,622	5,594	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	41,537	41,537	41,537	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	59,100	59,100	59,100	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	6/29/2029	165,750	165,750	165,750	(2)
									272,009	271,976
Household Durables
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	09/04/2031	19,625	19,625	19,429	(2)
									19,625	19,429
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	26,460	26,460	24,608	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	40,044	40,044	37,241	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.52%	11/09/2027	299,250	299,250	278,303	(2)
									365,754	340,152
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	7,931	7,931	7,931	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	121,736	121,736	121,736	(2)
									129,667	129,667
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.50%	10/14/2031	14,927	14,927	14,778	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	N/A					12/23/2032	—	—	(3)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	11,545	11,545	11,516	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	33	33	32	(2)
									26,505	26,323
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	N/A					10/26/2027	—	—	(13)	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	8/6/2032	240,212	240,212	239,011	(2)
									240,212	238,998
Software
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/1/2032	11,884	11,884	11,824	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.22%	11/30/2027	13,006	13,006	12,875	(2)(3)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	N/A					12/30/2032	—	—	(25)	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	12/30/2032	6,365	6,365	6,301	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	N/A					10/25/2032	—	—	(5)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.37%	10/25/2032	7,936	7,936	7,896	(2)
									39,191	38,866
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.82%	12/14/2027	32,794	32,794	30,170	(2)
									32,794	30,170

Total Senior Secured First Lien Loans									$4,281,630	$4,132,105
Equity
Auto Components
Midco Holding, LLC	Common Stock							45,844	—	—
Midco Holding, LLC	Preferred Shares							59,596	23,119	26,754
									23,119	26,754
Food Products
Manna Pro Products, LLC	Common Stock							38	—	—

Company	Type of Investment	Reference Rate and Spread (1)	Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
						—	—

Total Equity						23,119	26,754

Total Investments, December 31, 2025						$4,304,749	$4,158,859

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

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of March 31, 2026	As of December 31, 2025

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,392 and $4,305, respectively)	$4,233	$4,159
Restricted cash	165	103
Other assets	24	25
Total assets	$4,422	$4,287

Senior notes	$3,125	$3,024
Intermediate funding notes	106	113
Interest payable	47	51
Other liabilities	58	47
Total liabilities	3,336	3,235
Members' capital	1,086	1,052
Total liabilities and members' capital	$4,422	$4,287

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended March 31,
	2026	2025
Selected Consolidated Statement of Operation Information:
Total revenues	$92	$107
Total expenses	50	64
Net unrealized appreciation/(depreciation)	(13)	(28)
Net realized gain/(loss)	—	—
Net income/(loss)	$29	$15

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

After performing the investment analysis and income analysis for the three months ended March 31, 2026, the Company determined that the SDLP's fair value exceeded 20% of the Company's total investments at fair value. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$59	$644,368	$644,427
Equity	—	—	9,466	9,466
Subordinated Certificates of the SDLP	—	—	171,632	171,632
Total investments at fair value	$—	$59	$825,466	$825,525
Cash Equivalents
Money Market Funds	15,531	—	—	15,531
Total cash equivalents	$15,531	$—	$—	$15,531
Interest rate swaps	—	(67)	—	(67)
Total interest rate swaps	$—	$(67)	$—	$(67)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2026 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2025	$673,630	$9,939	$165,702	$849,271
Purchases	20,470	145	6,772	27,387
Payment-in-kind and other adjustments to cost	5,270	1	227	5,498
Repayments of investments	(47,713)	—	(727)	(48,440)
Net realized gains/(losses)	—	(348)	—	(348)
Net amortization of premium/discount	658	—	—	658
Net change in unrealized gains/(losses)	(7,947)	(271)	(342)	(8,560)
Balance as of March 31, 2026	$644,368	$9,466	$171,632	$825,466
Net change in unrealized appreciation/(depreciation) for investments still held as of March 31, 2026	$(19,503)	$(1,288)	$(12,602)	$(33,393)

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

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. For the three months ended March 31, 2026, the Company had no investments transferred in/out of the Level 3 category. For the year ended December 31, 2025, the Company had no investments transferred in/out of the Level 3 category.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$584,645	Income Approach (DCF)	Discount Rate	3.4% - 19.5%	8.6%
Senior Secured First Lien Term Loans	11,914	Recent Transaction	Transaction Prices	99.0% - 99.5%	99.1%
Senior Secured First Lien Term Loans	47,809	Recovery Analysis	Recovery Rate	7.0x - 10.8x	9.0x
Equity	5,495	Market Approach	Market Multiple	8.4x - 29.7x	10.6x
Equity	3,826	Income Approach (DCF)	Discount Rate	6.2% - 16.1%	8.9%
		Market Approach	EBITDA Multiple	5.6x - 17.9x	11.9x
Equity	145	Recent Transaction	Transaction Prices	100.0% - 100.0%	100.0%
Subordinated Certificates of the SDLP	171,632	Income Approach (DCF)	Discount Rate	7.5% - 7.5%	7.5%
Total	$825,466

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

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate exposure to interest rate risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes (as defined in "Note 6. Borrowings"), the Company entered into an interest rate swap agreement with CIBC Bank USA ("CIBC"). As of March 31, 2026 and December 31, 2025, the Company had two outstanding interest rates swaps that were designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to each interest rate swap contract was CIBC.

Certain information related to the Company's derivative instruments as of March 31, 2026 is presented in the consolidated statements of assets and liabilities as follows:

As of March 31, 2026
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$3	$—	Other Liabilities
Interest rate swap	25,000	12/21/2028	—	(70)	Other Liabilities
Total	$50,000		$3	$(70)

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

The Company records its derivatives on a net basis in the consolidated statements of assets and liabilities. The Company has a master netting agreement with its derivative counterparty which allows for the right to offset by counterparty. As of March 31, 2026, there have been no offsets.

Each of the interest rate swap agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations. As of March 31, 2026, the termination fair value of derivatives in a net liability position related to these agreements was $(0.1) million. As of March 31, 2026, the Company had not posted any collateral related to these agreements.

If the Company had breached any of these provisions at March 31, 2026, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of March 31, 2026, the Company's asset coverage ratio was 178.94%.

The Company’s outstanding debt as of March 31, 2026 and December 31, 2025 was as follows (dollars in thousands):

	As of March 31, 2026				As of December 31, 2025
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
SMBC Facility	195,000	43,100	43,100	43,100	195,000	67,100	67,100	67,100
2026 Notes(1)(2)	25,000	25,000	24,959	25,000	25,000	25,000	24,999	25,000
2028 Notes(1)(2)	25,000	25,000	24,830	25,000	25,000	25,000	24,998	25,000
VCC CLO(1)	377,500	377,500	375,169	377,500	377,500	377,500	375,115	377,500
Total borrowings outstanding	$622,500	$470,600	$468,058	$470,600	$622,500	$494,600	$492,212	$494,600

(1) Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(2) As of March 31, 2026, the carrying values of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $0.0 million and $(0.1) million, each resulting from a hedge accounting relationship. As of December 31, 2025, the carrying value of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $0.1 million and $0.1 million, respectively, each resulting from a hedge accounting relationship.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 2.125% or 2.000% margin, or the alternate base rate plus a 1.125% or 1.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender's exposure with respect to any letters of credit issued at the request of the Company under the SMBC Facility. As of March 31, 2026 and December 31, 2025, the Company had $1.0 million and $1.0 million, in letters of credit issued through the SMBC Facility, respectively. The amount available for borrowing under the SMBC Facility is reduced by any letters of credit issued. As of March 31, 2026, there was $150.9 million available for borrowing (net of letters of credit) under the SMBC Facility, subject to borrowing base limitations.

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

At March 31, 2026 and December 31, 2025, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the three months ended March 31,
	2026	2025
SMBC Facility interest	$980	$809
SMBC Facility unused fees	127	136
Amortization of debt issuance costs	87	87
Total interest and financing expenses related to the SMBC Facility	$1,194	$1,032
Weighted average outstanding debt balance of the SMBC Facility	$64,778	$49,333
Weighted average interest rate of the SMBC Facility (annualized)	6.2%	6.7%

VCC CLO 1, LLC

On November 26, 2024 (the “Closing Date”), the Company completed its $493.77 million term debt securitization (the “2024 Debt Securitization”), also known as a collateralized loan obligation, in connection with which a subsidiary of the Company issued the Debt (as defined below). The 2024 Debt Securitization is subject to the Company’s overall asset coverage requirement.

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

At March 31, 2026 and December 31, 2025, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the three months ended March 31,
	2026	2025
VCC CLO interest	$5,250	$5,965
Amortization of debt issuance costs	54	54
Total interest and financing expenses related to VCC CLO	$5,304	$6,019
Weighted average outstanding debt balance of VCC CLO	$377,500	$377,500
Weighted average interest rate of VCC CLO (annualized)	5.6%	6.4%

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

At March 31, 2026, and December 31, 2025 the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the three months ended March 31, 2026, and 2025 (dollars in thousands):

	For the three months ended March 31,
	2026	2025
2026 Notes interest	$569	$569
2028 Notes interest	575	575
Amortization of debt issuance costs	24	24
Effect of interest rate swap	18	56
Total	$1,186	$1,224
Weighted average stated interest rate, net of effect of interest rate swaps	9.4%	9.7%
Weighted average outstanding balance	50,000	50,000

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

For the three months ended March 31, 2026 and 2025, the Company incurred base management fees to the Adviser of $1.6 million and $1.5 million, respectively.

As of March 31, 2026 and December 31, 2025, $1.6 million and $1.6 million, respectively, was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2026 and 2025, the Company incurred an Income Incentive Fee of $0.2 million and $0.9 million, respectively.

As of March 31, 2026 and December 31, 2025, $0.2 million and $1.4 million, respectively, was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2026 and 2025 the Company did not incur a Capital Gains Incentive Fee.

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

For the three months ended March 31, 2026 and 2025, the Company recorded administrator expenses of $0.2 million and $0.2 million, respectively.

As of March 31, 2026 and December 31, 2025, the Company had $0.2 million and $0.2 million, respectively, in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

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

As of March 31, 2026 and December 31, 2025, there were no Fronted Amounts advanced by the Company from Varagon.

Placement Agent Agreements

On September 6, 2023, the Adviser entered into an agreement with Man Investments Inc. on behalf of the Company, pursuant to which Man Investments Inc., assists the Company in conducting any private placement of its shares of common stock (the "Man Placement Agent Agreement"). On October 13, 2023, the Adviser entered into an agreement with Man Investments Inc. on behalf of the Company, pursuant to which Man Investments Inc. assists the Company in conducting any private placement of its shares of common stock in Canada (together with the Man Placement Agent Agreement, the "Placement Agent Agreements").

For avoidance of doubt, the Adviser or its affiliates are solely responsible for any placement or “finder’s” fees payable to any placement agents engaged by the Adviser on behalf of the Company in connection with any private placement of its shares of common stock.

Note 8. Commitments and Contingencies

Unfunded commitments

As of March 31, 2026 and December 31, 2025, the Company had commitments under loan and financing agreements to fund up to $105.2 million to 84 portfolio companies and $104.9 million to 76 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedules of Investments. The Company's obligation to fund commitments is generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2026 and December 31, 2025 are shown in the table below (dollars in thousands):

Issuer	As of March 31, 2026	As of December 31, 2025
360 Partners LLC	3,043	3,043
360 Partners LLC	1,739	1,739
3G Intermediate, Inc.	200	400
42 North Dental, LLC	568	—
42 North Dental, LLC	284	—
A&R Logistics Holdings, Inc.	221	—
Accupac, LLC	435	652
ACP Oak Buyer, Inc.	1,498	1,498
ACP Oak Buyer, Inc.	—	333
Advanced Web Technologies Holding Company	274	274
Advanced Web Technologies Holding Company	—	608
Alert SRC Newco LLC	362	604
Allergy & Clinical MidCo, LLC	2,354	2,354
Allergy & Clinical MidCo, LLC	129	257
Andretti Buyer, LLC	41	—
Andretti Buyer, LLC	41	—
Apex Dental Partners, LLC	683	683
Apex Dental Partners, LLC	1,172	1,390
Basin Innovation Group, LLC	—	329
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	1,237	1,237
BH Buyer, Inc.	776	776
Big Bucks Acquisition Corporation	795	795
Boulder Scientific Company, LLC	71	71
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Charlie RF Voltron Acquisition, Inc.	266	—
Charlie RF Voltron Acquisition, Inc.	178	—
Concord III, L.L.C.,	52	52
CPL Consultants, LLC	50	—
CPL Consultants, LLC	396	—
Distinct Holdings, Inc.	451	451
DRML Holdings LLC	2,000	2,000
DRML Holdings LLC	1,333	1,333
Easy Ice, LLC	979	1,043
Easy Ice, LLC	315	495
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	692	404
Express Wash Acquisition Company, LLC	180	180
Eye Health America, LLC	184	184
Eye Health America, LLC	456	528
FS Squared Holding Corp.	60	60
FS Squared Holding Corp.	14	14
G-3 Mobility Buyer LLC	616	—
G-3 Mobility Buyer LLC	985	—
Gen4 Dental Partners OPCO, LLC	585	585
Gen4 Dental Partners OPCO, LLC	2,342	2,342
Healthfuse, LLC	1,442	1,442
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	—	25
HLSG Intermediate, LLC	—	121
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	350	474

Issuer	As of March 31, 2026	As of December 31, 2025
HTI Intermediate, LLC	657	657
Hub Pen Company, LLC	472	472
JTM Foods LLC	5	14
KL Bronco Acquisition, Inc.	714	714
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	583	566
Krayden Holdings, Inc.	865	480
Lav Gear Intermediate Holdings, INC.	59	73
Leiters, Inc.	145	56
Lightspeed Buyer, Inc.	701	318
Lightspeed Buyer, Inc.	234	—
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	486	804
MDI Buyer, Inc.	453	453
MDI Buyer, Inc.	1,171	1,171
MechanAir, LLC	1,188	1,188
MechanAir, LLC	150	150
MES Intermediate, Inc. (fka Municipal Emergency Services, Inc. )	300	300
MWD Management, LLC	400	400
National Safety Apparel LLC (fka BPCP NSA Intermedco, Inc.)	996	996
NBPT Acquisition LLC	1,754	1,834
NBPT Acquisition LLC	355	444
NS and Associates LLC	468	468
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	4
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	1,213	1,213
Pareto Buyer, LLC	932	932
Pareto Buyer, LLC	621	621
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	1,000	1,250
Phia Purchaser, LLC	378	378
Phia Purchaser, LLC	630	630
Pillr Health Intermediate II, LLC	550	550
Pillr Health Intermediate II, LLC	1,019	1,019
QM Buyer, Inc.	2,306	2,306
QM Buyer, Inc.	1,153	1,153
RBS Buyer Inc.	918	918
RBS Buyer Inc.	551	551
Reliable Medical Supply Acquisitionco LLC	668	668
Reliable Medical Supply Acquisitionco LLC	1,169	1,169
RFI Buyer, Inc.	156	166
RFI Buyer, Inc.	724	1,153
RWA Wealth Partners, LLC	5,300	5,300
RWA Wealth Partners, LLC	1,889	1,944
Senior Direct Lending Program, LLC	7,889	8,625
Sentinel Technologies, Inc	591	591
SHF Holdings, Inc.	144	144
Source Holding Delaware, LLC	363	571
Source Holding Delaware, LLC	1,645	1,645
Specialized Dental Holdings II, LLC	1,872	1,872
Techmer BB Bidco, LLC	1	3

Issuer	As of March 31, 2026	As of December 31, 2025
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	235	586
Titan Group Holdco, LLC	—	586
TRX Buyer LLC	338	—
TRX Buyer LLC	526	—
TWH Bidco, LLC	705	—
UHY Advisors, Inc.	857	1,247
UHY Advisors, Inc.	5,595	5,832
US Health Partners Management, LLC	3	22
US Health Partners Management, LLC	—	6
U.S. Urology Partners, LLC	853	853
USN Opco, LLC	556	556
USSC Holding Corp.	246	246
Velocity Buyer, Inc.	1,781	1,781
VG Target Holdings, LLC	55	27
VP Security Buyer, Inc.	208	208
VP Security Buyer, Inc.	139	139
VTC Buyer Corp	361	361
VTC Buyer Corp	333	505
Xifin, Inc.	474	474
Zavation Medical Products, LLC	159	—
Zep Holdco Inc.	1,319	1,000
Total Unfunded Commitments	$105,160	$104,865

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2026, the Company had cash of $23.2 million, available borrowings under the SMBC Facility of $150.9 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

Also included within commitments, as of March 31, 2026 and December 31, 2025, were commitments to issue up to $0.7 million and $0.2 million, respectively, in letter of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2026 and December 31, 2025, respectively, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

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

For the three months ended March 31, 2026 and 2025, the Company accrued directors' fees of $0.1 million and $0.1 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had $0.1 million and $0.1 million, respectively, in "Directors' fees and expenses payable" in the accompanying consolidated statements of assets and liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets for the computation of basic and diluted earnings per share, for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per share data):

	For the three months ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$1,187	$5,967
Weighted average shares outstanding (basic and diluted)	41,536,745	41,527,232
Earnings per share (basic and diluted)	$0.03	$0.14

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

As of March 31, 2026, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 million remaining undrawn) is from Varagon and current officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through March 31, 2026 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through March 31, 2026 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Quarterly	August 6, 2025	September 30, 2025	October 17, 2025	0.2400	9,944	2,644	24
Special	August 6, 2025	September 30, 2025	October 17, 2025	0.0185	766	204	2
Quarterly	November 5, 2025	December 31, 2025	January 16, 2026	0.2400	9,960	899	8
Special	November 5, 2025	December 31, 2025	January 16, 2026	0.0185	768	69	1
Quarterly	March 12, 2026	March 31, 2026	April 24, 2026	0.2300	9,545	888	8
Total					$164,979	$51,066	$500

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

As of March 31, 2026 and December 31, 2025, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three months ended March 31, 2026 and the year ended December 31, 2025, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no uncertain tax positions as of and through March 31, 2026.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of March 31, 2026.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company's federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per share data):

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Per Share Data: (1)
Net asset value, beginning of period	$9.23	$9.47
Net investment income (loss)	0.24	0.26
Net unrealized appreciation (depreciation) on investments	(0.21)	(0.12)
Net realized gains (losses) on investments	(0.01)	—
Net realized gains (losses) on extinguishment of debt	—	—
Net increase (decrease) in net assets resulting from operations(3)	0.03	0.14
Distributions of net investment income to shareholders (2)	(0.23)	(0.26)
Issuance of common stock	—	—
Net asset value per share, end of period(3)	$9.03	$9.36
Number of shares outstanding, end of period	41,536,907	41,527,752
Total return based on net asset value (4)(5)	0.56%	1.49%
Net assets attributable to shareholders, end of period	$375,212	$388,547

Ratio to average net assets attributable to shareholders:(8)
Average net assets	$379,391	$390,918
Total expenses (6)	11.39%	11.78%
Total expenses (other than incentive fee) (6)	11.35%	11.56%
Net investment income (6)	10.96%	11.97%
Interest expense and credit facility fees (6)	8.21%	8.59%

Ratios/Supplemental Data:
Asset coverage, end of period (7)	178.94%	181.98%
Weighted average shares outstanding	41,536,745	41,527,232
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%
Average debt outstanding (8)	$492,278	$476,833
Average debt outstanding per share	$11.85	$11.48
Portfolio turnover (5)	3.30%	3.16%
Year of formation	2019	2019

(1) The per share data was derived by using the weighted average shares outstanding.

(2) Distributions declared per common share was calculated as the sum of distributions on common stock declared during the year divided by the number of shares of common stock outstanding at each respective quarter-end date.

(3) Net increase (decrease) in net assets resulting from operations and net asset value per share, end of period for the three months ended March 31, 2026 and 2025, do not foot due to rounding.

(4) Total return is based on the change in net asset value during the year divided by the beginning net asset value for the year, taking into account distributions declared, if any, reinvested in accordance with the Company’s DRIP.

(5) Not annualized.

(6) Annualized except in the case of non-recurring expenses (i.e. organizational expenses).

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

Note 14. Subsequent Events

Management has evaluated subsequent events through May 12, 2026, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2026, except as disclosed below:

Dividend Declaration

On May 7, 2026, the Board declared a dividend of $0.23 per share payable on July 24, 2026 to shareholders of record as of the close of business on June 30, 2026.

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

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings" in our consolidated audited financial statements). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under a prior revolving credit facility before its termination on November 26, 2024, held no collateral assets, effective as of December 31, 2024. VSDLP holds the Company's interest in the SDLP (as defined below). VCC CLO Depositor wholly owns VCC CLO 1, LLC ("VCC CLO"), which was formed for the purpose of issuing a term debt securitization and VCC CLO is consolidated in the Company's consolidated financial statements.

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

Our level of investment activity (both the number of investments and the size of each investment) varies substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. There have been headwinds in the financing and merger and acquisitions markets resulting from uncertainty associated with the imposition of tariffs and trade barriers, inflation, supply chain disruptions, labor and resource shortages, an uncertain interest rate environment, rising geopolitical tensions (including the war in the Middle East and Ukraine, turmoil in Europe, and U.S. and China relations), concerns surrounding the impact of artificial intelligence on certain industries, and the uncertain economic outlook for the United States and globally generally, which could include a recession. We are closely monitoring the effect that the current market and economic conditions may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of March 31, 2026, the Company's asset coverage ratio was 178.94%.

Portfolio and Investment Activity

As of March 31, 2026, our portfolio had a fair value of approximately $825.5 million. The following table summarizes our portfolio and investment activity during the three months ended March 31, 2026 (dollars in thousands):

Three months ended March 31,
2026
Investments made in new portfolio companies	$10,651
Investments made in existing portfolio companies	$16,736
Aggregate amount in exits and repayments	$(48,440)
Net investment activity	$(21,053)

Portfolio Companies, at beginning of period	115
Number of new portfolio companies	7
Number of exited portfolio companies	(3)
Portfolio companies, at end of period	119

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$663,960	77.3%	$644,427	78.1%
Equity	10,758	1.3	9,466	1.1
Subordinated Certificates of the SDLP	184,233	21.4	171,632	20.8
Total Investments	$858,951	100.0%	$825,525	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	9.2%	9.8%	9.4%	10.2%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	11.3%	12.1%	11.8%	12.6%
Total	9.6%	10.3%	9.9%	10.7%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of March 31, 2026 and December 31, 2025, respectively.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	As of March 31, 2026		As of December 31, 2025
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$18,695	2.3%	$18,738	2.2%
2	758,893	91.9	790,430	93.1
3	42,226	5.1	37,199	4.4
4	36	—	—	—
5	5,675	0.7	2,987	0.3
Total	$825,525	100.0%	$849,354	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing(1)	$827,081	97.5%	$857,126	99.3%
Non-Accrual	21,112	2.5	6,111	0.7
Total	$848,193	100.0%	$863,237	100.0%

(1) As of March 31, 2026, the Company had investments in two portfolio companies that were current on cash interest payments and were on non-accrual status with respect to the portion of the interest that is PIK interest only.

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of March 31, 2026 and December 31, 2025, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of March 31, 2026 and December 31, 2025, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of March 31, 2026 and December 31, 2025, the Company has funded $189.6 million and $183.6 million, respectively, of its commitment to the SDLP and had $16.7 million and $22.7 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $184.2 million and $171.6 million, respectively, as of March 31, 2026, and $178.0 million and $165.7 million, respectively, as of December 31, 2025. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 11.3% and 12.1%, respectively, as of March 31, 2026, and 11.8% and 12.6%, respectively, as of December 31, 2025. For the three months ended March 31, 2026 and 2025, the Company earned interest income of $5.1 million and $5.5 million, respectively, from its investment in the Subordinated Certificates.

As of March 31, 2026 and December 31, 2025, $5.1 million and $5.3 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of March 31, 2026 and December 31, 2025, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of March 31, 2026, one of the loans in the SDLP portfolio was on non accrual status. As of December 31, 2025, none of the loans in the SDLP portfolio were on non-accrual status. Below is a summary of the SDLP’s portfolio as of March 31, 2026 and December 31, 2025 (dollars in millions):

	As of March 31, 2026	As of December 31, 2025
Total first lien senior secured loans(1)	$4,388	$4,297
Largest loan to a single borrower(1)	$404	$413
Total of five largest loans to borrower(1)	$1,721	$1,719
Number of borrowers in the SDLP	45	39
Commitments to fund delayed draw loans (2)	$233	$259

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of March 31, 2026 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.45%	3/29/2032	9,191	9,191	9,191	(2)
Blue Raven Solutions, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.67%	1/16/2032	9,464	9,464	9,275	(2)
Zenith AcquisitionCo, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/13/2033	189	189	148	(2)
Zenith AcquisitionCo, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.15%	1/13/2033	8,021	8,021	7,980	(2)
									26,865	26,594
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.85%	8/31/2028	2,425	2,336	1,940	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.85%	8/31/2028	37,226	35,868	29,781	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.85%	8/31/2028	42,750	41,191	34,200	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	8.85%	8/31/2028	26,547	25,580	21,238	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	8.85%	8/31/2028	180,458	173,880	144,367	(2)
Midco Holding, LLC	Term Loan	SOFR	+	7.50%	(M)	11.14%	11/9/2029	92,858	92,858	92,858	(2)
									371,713	324,384
Capital Markets
Oak Funding, LLC	Delayed Draw Term Loan	SOFR	+	1.00%	(M)	1.00%	12/2/2032	—	—	(12)	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/2/2032	23,970	23,970	23,742	(2)
									23,970	23,730
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.92%	4/30/2031	5,277	5,277	5,277	(2)
SePRO Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.67%	7/26/2030	14,121	14,121	14,121	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.00%	(M)	8.67%	7/26/2030	116,832	116,832	116,832	(2)
									136,230	136,230
Commercial Services & Supplies
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	7,763	7,763	7,763	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	2,517	2,517	2,517	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.21%	11/26/2032	802	802	762	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/26/2032	12,195	12,195	12,105	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	10/21/2032	1,481	1,481	1,453	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.45%	10/21/2032	10,342	10,342	10,257	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.00%	(M)	7.69%	8/20/2031	308,191	308,191	308,191	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.60%	10/13/2027	46,229	46,229	42,531	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.60%	10/13/2027	193,341	193,341	177,874	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.82%	11/21/2029	85,394	85,394	85,394	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.81%	11/21/2029	256,615	256,615	256,615	(2)
									924,870	905,462
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.20%	1/2/2032	4,439	4,439	4,439	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.20%	1/2/2032	182,040	182,040	182,040	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.375%(2.875% PIK)	(M)	8.93%	8/27/2032	887	887	887	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.375%(2.875% PIK)	(M)	8.95%	8/27/2032	8,732	8,732	8,732	(2)
									196,098	196,098
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.42%	12/23/2030	107,715	107,715	107,715	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.42%	12/23/2030	48,478	48,478	48,478	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.42%	12/23/2030	247,698	247,698	247,698	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
GMF Parent, Inc.	Delayed Draw Term Loan	SOFR	+	1.00%	(M)	1.00%	12/20/2032	—	—	(30)	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	SOFR	+	1.00%	(M)	1.00%	12/20/2032	—	—	(26)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/20/2032	10,519	10,519	10,470	(2)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	SOFR	+	1.00%	(M)	1.00%	11/12/2030	—	—	(27)	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.20%	11/12/2030	25,526	25,526	25,297	(2)
									439,936	439,575
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.70%	9/29/2031	7,860	7,860	7,860	(2)
Radwell Parent, LLC	Delayed Draw Term Loan	SOFR	+	3.67%	(Q)	9.17%	4/1/2029	622	622	622	(2)
Radwell Parent, LLC	Term Loan	SOFR	+	3.67%	(Q)	9.17%	4/1/2029	6,656	6,656	6,656	(2)
									15,138	15,138
Diversified Consumer Services
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.92%	9/4/2031	19,552	19,552	19,161	(2)
									19,552	19,161
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.16%	11/5/2031	79,899	79,899	79,899	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.16%	11/5/2031	217,744	217,744	217,744	(2)
									297,643	297,643
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.60%	3/1/2030	11,358	11,358	11,358	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.60%	3/1/2030	1,203	1,203	1,203	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.60%	3/1/2030	308	308	308	(2)(3)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.93%	3/11/2031	23,380	23,380	23,380	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.92%	3/11/2031	115,999	115,999	115,999	(2)
									152,248	152,248
Food Products
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	29,704	28,701	22,872	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.34%	12/10/2029	14,166	13,687	10,908	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	47,795	46,181	36,803	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.22%	12/10/2029	179,604	173,542	138,296	(2)(5)
									262,111	208,879
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.17%	7/31/2031	226,066	226,066	226,066	(2)
									226,066	226,066
Health Care Providers & Services
Premise Health Holding Corp	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	11/8/2032	1,585	1,585	1,585	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(M)	8.45%	11/8/2032	6,252	6,252	6,252	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(Q)	8.45%	11/8/2032	2,190	2,190	2,190	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.75%	(M)	8.45%	4/8/2032	5,000	5,000	5,000	(2)
									15,027	15,027
Health Care Technology
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.5%(2.25% PIK)	(Q)	8.45%	2/4/2033	5,423	5,423	5,315	(2)
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.5%(2.25% PIK)	(Q)	8.45%	2/4/2033	6,967	6,967	6,828	(2)
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.70%	11/3/2031	111,375	111,375	111,375	(2)
									123,765	123,518
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	SOFR	+	6.75%	(Q)	10.40%	11/17/2032	136	136	119	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	2.5%(2.25% PIK)	(M)	8.45%	11/17/2032	5,638	5,638	5,597	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.71%	6/29/2029	41,432	41,432	41,432	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.65%	6/29/2029	58,950	58,950	58,950	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.70%	6/29/2029	165,325	165,325	165,325	(2)
									271,481	271,423
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	2.875%(3.375% PIK)	(Q)	10.10%	11/9/2029	26,592	26,592	24,730	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	2.75%(3.375% PIK)	(Q)	9.97%	11/9/2029	40,044	40,044	37,241	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	2.875%(3.375% PIK)	(Q)	10.10%	11/9/2029	302,451	302,451	281,279	(2)
									369,087	343,250
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.42%	10/31/2031	10,429	10,429	10,429	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.42%	10/31/2031	121,430	121,430	121,430	(2)
									131,859	131,859
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.43%	10/14/2031	14,890	14,890	14,740	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	SOFR	+	1.00%	(M)	1.00%	12/23/2032	—	—	(11)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/23/2032	11,545	11,545	11,441	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/23/2032	33	33	31	(2)
									26,468	26,201
Machinery
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.50%	(M)	8.17%	8/6/2032	240,212	240,212	240,212	(2)
									240,212	240,212
Software
Apple Bidco Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	1.00%	(Q)	1.00%	1/24/2033	—	—	(110)	(2)
Apple Bidco Holdings, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.20%	1/24/2033	12,246	12,246	11,988	(2)
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/1/2032	11,884	11,884	11,527	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.17%	11/30/2027	12,973	12,973	12,973	(2)(3)
Goose Borrower, L.P.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.42%	3/2/2033	7,234	7,234	7,162	(2)
Goose Borrower, L.P.	Term Loan	SOFR	+	4.75%	(M)	8.42%	3/2/2033	5,895	5,895	5,837	(2)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.92%	12/30/2032	868	868	839	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.95%	12/30/2032	6,365	6,365	6,325	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	SOFR	+	0.50%	(M)	0.50%	10/25/2032	—	—	(41)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.17%	10/25/2032	7,936	7,936	7,818	(2)
									65,401	64,318
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.77%	12/14/2027	32,794	32,794	26,235	(2)
									32,794	26,235

Total Senior Secured First Lien Loans									$4,368,534	$4,213,251
Equity
Auto Components
Midco Holding, LLC	Common Stock							45,844	—	—
Midco Holding, LLC	Preferred Shares							59,596	23,119	19,476
									23,119	19,476
Food Products
Manna Pro Products, LLC	Common Stock							38	—	—
									—	—

Total Equity									23,119	19,476

Total Investments, March 31, 2026									$4,391,653	$4,232,727

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of March 31, 2026.

(2) Loan includes interest rate floor feature.

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

Below is a listing of SDLP’s individual investments as of December 31, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	3/29/2032	9,191	9,191	9,191	(2)
									9,191	9,191
Auto Components
Midco Holding, LLC	Term Loan	SOFR	+	7.50%	(M)	11.36%	11/9/2029	91,687	91,687	91,687	(2)
									91,687	91,687
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	2,414	2,342	1,906	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.92%	08/31/2028	37,057	35,956	29,275	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.92%	08/31/2028	42,557	40,999	33,620	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	26,427	25,641	20,877	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.5%(2.75% PIK)	(Q)	8.94%	08/31/2028	179,643	174,307	141,918	(2)
									279,245	227,596
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	4/30/2031	5,569	5,569	5,569	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	7/26/2030	117,128	117,128	117,128	(2)
									122,697	122,697
Commercial Services & Supplies
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	7,783	7,783	7,783	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	2,523	2,523	2,523	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	N/A					11/26/2032	—	—	(15)	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/26/2032	12,195	12,195	12,103	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	N/A					10/21/2032	—	—	(21)	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	10/21/2032	10,368	10,368	10,264	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	3,713	3,713	3,713	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	81,491	81,491	81,491	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	223,760	223,760	223,760	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	46,350	46,350	43,105	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	193,846	193,846	180,277	(2)
									582,029	564,983
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.17%	1/2/2032	4,450	4,450	4,450	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/2/2032	182,499	182,499	182,499	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.69%	8/27/2032	883	883	863	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.375%(2.875% PIK)	(M)	8.92%	8/27/2032	8,691	8,691	8,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.04%	11/21/2029	16,628	16,628	16,628	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	26,604	26,604	26,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.87%	11/21/2029	20,261	20,261	20,261	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.99%	11/21/2029	12,214	12,214	12,214	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.97%	11/21/2029	9,903	9,903	9,903	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	257,272	257,272	257,272	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
									539,405	539,298
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	116,262	116,262	116,262	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	48,600	48,601	48,601	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	248,325	248,325	248,325	(2)
									413,188	413,188
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.67%	09/29/2031	8,327	8,327	8,223	(2)
									8,327	8,223
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	11/05/2031	67,486	67,487	67,487	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.40%	11/05/2031	218,295	218,295	218,295	(2)
									285,782	285,782
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	11,387	11,387	11,387	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	1,206	1,206	1,206	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(S)	9.84%	3/1/2030	309	309	309	(2)(3)
Oak Funding, LLC	Delayed Draw Term Loan	N/A					12/2/2032	—	—	(12)	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(M)	8.29%	12/2/2032	23,970	23,970	23,730	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	23,439	23,439	23,439	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	116,291	116,291	116,291	(2)
									176,602	176,350
Food Products
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(15)	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(13)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/20/2032	10,519	10,519	10,467	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	29,424	28,701	23,245	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	14,033	13,687	11,086	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	47,344	46,181	37,402	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3%(3.5% PIK)	(Q)	10.30%	12/10/2029	177,910	173,542	140,549	(2)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	N/A					11/12/2030	—	—	(27)	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.34%	11/12/2030	25,526	25,526	25,271	(2)
									298,156	247,965
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.22%	07/31/2031	226,640	226,640	226,640	(2)
									226,640	226,640
Health Care Providers & Services
Premise Health Holding Corp	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/8/2032	6,268	6,268	6,268	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.75%	(M)	8.42%	4/8/2032	5,000	5,000	5,000	(2)
									11,268	11,268
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	11/03/2031	111,656	111,656	111,656	(2)
									111,656	111,656
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	N/A					11/17/2032	—	—	(5)	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	4.5%(2.25% PIK)	(M)	10.42%	11/17/2032	5,622	5,622	5,594	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	41,537	41,537	41,537	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	59,100	59,100	59,100	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	6/29/2029	165,750	165,750	165,750	(2)
									272,009	271,976
Household Durables
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	09/04/2031	19,625	19,625	19,429	(2)
									19,625	19,429
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	26,460	26,460	24,608	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	40,044	40,044	37,241	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.52%	11/09/2027	299,250	299,250	278,303	(2)
									365,754	340,152
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	7,931	7,931	7,931	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	121,736	121,736	121,736	(2)
									129,667	129,667
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.50%	10/14/2031	14,927	14,927	14,778	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	N/A					12/23/2032	—	—	(3)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	11,545	11,545	11,516	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	33	33	32	(2)
									26,505	26,323
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	N/A					10/26/2027	—	—	(13)	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	8/6/2032	240,212	240,212	239,011	(2)
									240,212	238,998
Software
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/1/2032	11,884	11,884	11,824	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.22%	11/30/2027	13,006	13,006	12,875	(2)(3)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	N/A					12/30/2032	—	—	(25)	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	12/30/2032	6,365	6,365	6,301	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	N/A					10/25/2032	—	—	(5)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.37%	10/25/2032	7,936	7,936	7,896	(2)
									39,191	38,866
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.82%	12/14/2027	32,794	32,794	30,170	(2)
									32,794	30,170

Total Senior Secured First Lien Loans									$4,281,630	$4,132,105
Equity
Auto Components
Midco Holding, LLC	Common Stock							45,844	—	—
Midco Holding, LLC	Preferred Shares							59,596	23,119	26,754
									23,119	26,754
Food Products
Manna Pro Products, LLC	Common Stock							38	—	—
									—	—

Total Equity									23,119	26,754

Total Investments, December 31, 2025									$4,304,749	$4,158,859

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

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of March 31, 2026	As of December 31, 2025

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,392 and $4,305, respectively)	$4,233	$4,159
Restricted cash	165	103
Other assets	24	25
Total assets	$4,422	$4,287

Senior notes	$3,125	$3,024
Intermediate funding notes	106	113
Interest payable	47	51
Other liabilities	58	47
Total liabilities	3,336	3,235
Members' capital	1,086	1,052
Total liabilities and members' capital	$4,422	$4,287

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended March 31,
	2026	2025
Selected Consolidated Statement of Operation Information:
Total revenues	$92	$107
Total expenses	50	64
Net unrealized appreciation/(depreciation)	(13)	(28)
Net realized gain/(loss)	—	—
Net income/(loss)	$29	$15

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

After performing the investment analysis and income analysis for the three months ended March 31, 2026, the Company determined that the SDLP's fair value exceeded 20% of the Company's total investments at fair value. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Results of Operations

Set forth below is a comparison of our results of operations for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the three months ended March 31,
	2026	2025
Total investment income	$20,906	$22,890
Total expenses (including excise tax expense)	10,786	11,994
Net investment income	10,120	10,896
Net realized gain (loss)	(348)	-
Net change in unrealized appreciation (depreciation)	(8,585)	(4,929)
Net increase in net assets resulting from operations	$1,187	$5,967
Net investment income per share - basic and diluted	$0.24	$0.26
Net increase in net assets resulting from operations per share - basic and diluted	$0.03	$0.14

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

Investment income decreased to $20.9 million for the three months ended March 31, 2026, from $22.9 million for the comparable period in the prior year, primarily due to a decrease in SOFR as well as a decrease in the yield of the Subordinated Certificates.

Operating Expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended March 31,
	2026	2025
Base management fees	$1,603	$1,549
Income-based incentive fees	170	852
Professional fees	890	890
Administrator expenses	240	197
Interest expenses	7,392	7,974
Credit facility fees	292	301
Directors’ fees and expenses	72	85
Organizational expenses	—	—
Insurance expenses	7	4
Other general and administrative	120	142
Total expenses	$10,786	$11,994

Total expenses decreased to $10.8 million for the three months ended March 31, 2026 from $12.0 million for the three months ended March 31, 2025.

Management and Incentive Fees

Management fees for the three months ended March 31, 2026 increased from the comparable period in the prior year primarily due to an increase in our invested balance. Incentive fees on income for the three months ended March 31, 2026 decreased from the comparable period in the prior year primarily due to cumulative unrealized losses during the trailing twelve quarters as well as lower cumulative pre-incentive fee net investment income during the trailing twelve quarters in the current period.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees decreased to $7.7 million for the three months ended March 31, 2026 from $8.3 million for the three months ended March 31, 2025. The decrease was primarily attributable a decrease in SOFR.

Net Realized Gains/Losses

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three months ended March 31, 2026, we had realized losses of $(0.3) million, due to the realization of one of our equity investments.

For the three months ended March 31, 2025, we had no realized gains or losses on our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation

For the three months ended March 31, 2026, we had $(8.6) million of unrealized depreciation on portfolio investments, which was primarily due to the adjustment of certain portfolio investments facing operational difficulties.

For the three months ended March 31, 2025, we had $(4.9) million of unrealized depreciation on portfolio investments and derivatives which was primarily due to the adjustment of our investment in the Subordinated Certificates.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2026, the net increase in net assets resulting from operations was $1.2 million or $0.03 per share. For the three months ended March 31, 2025, the net increase in net assets resulting from operations was $6.0 million and $0.14 per share.

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

As of March 31, 2026, we had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 million remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through March 31, 2026 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through March 31, 2026 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Quarterly	August 6, 2025	September 30, 2025	October 17, 2025	0.2400	9,944	2,644	24
Special	August 6, 2025	September 30, 2025	October 17, 2025	0.0185	766	204	2
Quarterly	November 5, 2025	December 31, 2025	January 16, 2026	0.2400	9,960	899	8
Special	November 5, 2025	December 31, 2025	January 16, 2026	0.0185	768	69	1
Quarterly	March 12, 2026	March 31, 2026	April 24, 2026	0.2300	9,545	888	8
Total					$164,979	$51,066	$500

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2026, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of March 31, 2026.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31.

For U.S federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof.

Borrowings

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 2.125% or 2.000% margin, or the alternate base rate plus a 1.125% or 1.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender's exposure with respect to any letters of credit issued at the request of the Company under the SMBC Facility. As of March 31, 2026 and December 31, 2025, the Company had $1.0 million and $1.0 million, in letters of credit issued through the SMBC Facility, respectively. The amount available for borrowing under the SMBC Facility is reduced by any letters of credit issued. As of March 31, 2026, there was $150.9 million available for borrowing (net of letters of credit) under the SMBC Facility, subject to borrowing base limitations.

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

At March 31, 2026, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the three months ended March 31,
	2026	2025
SMBC Facility interest	$980	$809
SMBC Facility unused fees	127	136
Amortization of debt issuance costs	87	87
Total interest and financing expenses related to the SMBC Facility	$1,194	$1,032
Weighted average outstanding debt balance of the SMBC Facility	$64,778	$49,333
Weighted average interest rate of the SMBC Facility (annualized)	6.2%	6.7%

VCC CLO 1, LLC

On November 26, 2024 (the “Closing Date”), the Company completed its $493.77 million term debt securitization (the “2024 Debt Securitization”), also known as a collateralized loan obligation, in connection with which a subsidiary of the Company issued the Debt (as defined below). The 2024 Debt Securitization is subject to the Company’s overall asset coverage requirement.

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

At March 31, 2026, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the three months ended March 31,
	2026	2025
VCC CLO interest	$5,250	$5,965
Amortization of debt issuance costs	54	54
Total interest and financing expenses related to VCC CLO	$5,304	$6,019
Weighted average outstanding debt balance of VCC CLO	$377,500	$377,500
Weighted average interest rate of VCC CLO (annualized)	5.6%	6.4%

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

On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $25,000,000 and $25,000,000 that matures on December 21, 2026 and December 21, 2028,

respectively. Under the interest rate swap agreement for the 2026 Notes and the 2028 Notes, the Company receives a fixed interest rate of 8.10% and 8.20% and pays a floating interest rate of SOFR + 4.226% and SOFR + 4.595%, respectively. The Company designated these interest rate swaps, the 2026 Notes, and the 2028 Notes as a qualifying fair value hedge accounting relationship. For more information, see “Note 5. Derivative Instruments” to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

At March 31, 2026, and December 31, 2025 the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the three months ended March 31,
	2026	2025
2026 Notes interest	$569	$569
2028 Notes interest	575	575
Amortization of debt issuance costs	24	24
Effect of interest rate swap	18	56
Total	$1,186	$1,224
Weighted average stated interest rate, net of effect of interest rate swaps	9.4%	9.7%
Weighted average outstanding balance	50,000	50,000

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of March 31, 2026 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	43,100	—	—	43,100	—
2026 Notes	25,000	25,000	—	—	—
2028 Notes	25,000	—	25,000	—	—
VCC CLO	377,500	—	—	—	377,500
Total debt obligations	$470,600	$25,000	$25,000	$43,100	$377,500

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Reimbursement Agreement;
•
the Fronting Letter Agreement; and
•
the Placement Agent Agreements.

For more information on the above agreements, see "Note 7. Related Party Transactions" in our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of March 31, 2026 and December 31, 2025, we had commitments under loan and financing agreements to fund up to $105.2 million to 84 portfolio companies and $104.9 million to 76 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, including underlying investments in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2026 and December 31, 2025 are shown in the table below (dollars in thousands):

Issuer	As of March 31, 2026	As of December 31, 2025
360 Partners LLC	3,043	3,043
360 Partners LLC	1,739	1,739
3G Intermediate, Inc.	200	400
42 North Dental, LLC	568	—
42 North Dental, LLC	284	—
A&R Logistics Holdings, Inc.	221	—
Accupac, LLC	435	652
ACP Oak Buyer, Inc.	1,498	1,498
ACP Oak Buyer, Inc.	—	333
Advanced Web Technologies Holding Company	274	274
Advanced Web Technologies Holding Company	—	608
Alert SRC Newco LLC	362	604
Allergy & Clinical MidCo, LLC	2,354	2,354
Allergy & Clinical MidCo, LLC	129	257
Andretti Buyer, LLC	41	—
Andretti Buyer, LLC	41	—
Apex Dental Partners, LLC	683	683
Apex Dental Partners, LLC	1,172	1,390
Basin Innovation Group, LLC	—	329
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	1,237	1,237
BH Buyer, Inc.	776	776
Big Bucks Acquisition Corporation	795	795
Boulder Scientific Company, LLC	71	71
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Charlie RF Voltron Acquisition, Inc.	266	—
Charlie RF Voltron Acquisition, Inc.	178	—
Concord III, L.L.C.,	52	52
CPL Consultants, LLC	50	—
CPL Consultants, LLC	396	—
Distinct Holdings, Inc.	451	451
DRML Holdings LLC	2,000	2,000
DRML Holdings LLC	1,333	1,333
Easy Ice, LLC	979	1,043
Easy Ice, LLC	315	495
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	692	404
Express Wash Acquisition Company, LLC	180	180
Eye Health America, LLC	184	184
Eye Health America, LLC	456	528
FS Squared Holding Corp.	60	60
FS Squared Holding Corp.	14	14
G-3 Mobility Buyer LLC	616	—
G-3 Mobility Buyer LLC	985	—
Gen4 Dental Partners OPCO, LLC	585	585
Gen4 Dental Partners OPCO, LLC	2,342	2,342
Healthfuse, LLC	1,442	1,442
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	—	25
HLSG Intermediate, LLC	—	121
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	350	474
HTI Intermediate, LLC	657	657

Issuer	As of March 31, 2026	As of December 31, 2025
Hub Pen Company, LLC	472	472
JTM Foods LLC	5	14
KL Bronco Acquisition, Inc.	714	714
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	583	566
Krayden Holdings, Inc.	865	480
Lav Gear Intermediate Holdings, INC.	59	73
Leiters, Inc.	145	56
Lightspeed Buyer, Inc.	701	318
Lightspeed Buyer, Inc.	234	—
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	486	804
MDI Buyer, Inc.	453	453
MDI Buyer, Inc.	1,171	1,171
MechanAir, LLC	1,188	1,188
MechanAir, LLC	150	150
MES Intermediate, Inc. (fka Municipal Emergency Services, Inc. )	300	300
MWD Management, LLC	400	400
National Safety Apparel LLC (fka BPCP NSA Intermedco, Inc.)	996	996
NBPT Acquisition LLC	1,754	1,834
NBPT Acquisition LLC	355	444
NS and Associates LLC	468	468
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	4
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	1,213	1,213
Pareto Buyer, LLC	932	932
Pareto Buyer, LLC	621	621
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	1,000	1,250
Phia Purchaser, LLC	378	378
Phia Purchaser, LLC	630	630
Pillr Health Intermediate II, LLC	550	550
Pillr Health Intermediate II, LLC	1,019	1,019
QM Buyer, Inc.	2,306	2,306
QM Buyer, Inc.	1,153	1,153
RBS Buyer Inc.	918	918
RBS Buyer Inc.	551	551
Reliable Medical Supply Acquisitionco LLC	668	668
Reliable Medical Supply Acquisitionco LLC	1,169	1,169
RFI Buyer, Inc.	156	166
RFI Buyer, Inc.	724	1,153
RWA Wealth Partners, LLC	5,300	5,300
RWA Wealth Partners, LLC	1,889	1,944
Senior Direct Lending Program, LLC	7,889	8,625
Sentinel Technologies, Inc	591	591
SHF Holdings, Inc.	144	144
Source Holding Delaware, LLC	363	571
Source Holding Delaware, LLC	1,645	1,645
Specialized Dental Holdings II, LLC	1,872	1,872
Techmer BB Bidco, LLC	1	3
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586

Issuer	As of March 31, 2026	As of December 31, 2025
Titan Group Holdco, LLC	235	586
Titan Group Holdco, LLC	—	586
TRX Buyer LLC	338	—
TRX Buyer LLC	526	—
TWH Bidco, LLC	705	—
UHY Advisors, Inc.	857	1,247
UHY Advisors, Inc.	5,595	5,832
US Health Partners Management, LLC	3	22
US Health Partners Management, LLC	—	6
U.S. Urology Partners, LLC	853	853
USN Opco, LLC	556	556
USSC Holding Corp.	246	246
Velocity Buyer, Inc.	1,781	1,781
VG Target Holdings, LLC	55	27
VP Security Buyer, Inc.	208	208
VP Security Buyer, Inc.	139	139
VTC Buyer Corp	361	361
VTC Buyer Corp	333	505
Xifin, Inc.	474	474
Zavation Medical Products, LLC	159	—
Zep Holdco Inc.	1,319	1,000
Total Unfunded Commitments	$105,160	$104,865

Also included within commitments, as of March 31, 2026, and December 31, 2025, were commitments to issue up to $0.7 million and $0.2 million, respectively, in letter of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2026, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

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

For more information regarding the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see "Note 2. Significant Accounting Policies” in our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three months ended March 31, 2026 and 2025, the Company earned PIK interest of $0.5 million (or 2.0% of its total investment income), and $0.7 million (or 2.8% of its total investment income), respectively, reflected on the accompanying consolidated statements of operations as part of interest income.

When the Company does not expect the borrower will be able to pay future accrual of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of March 31, 2026, the Company had investments in two portfolio companies that were current on cash interest payments and were on non-accrual status with respect to its PIK interest only.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three months ended March 31, 2026 and 2025, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2026, certain loans in three portfolio companies held by the Company were on non-accrual with an aggregate amortized cost of $21.1 million and a fair value of $10.7 million, respectively. As of December 31, 2025, certain loans in one portfolio company held by the Company were on non-accrual with an aggregate amortized cost of $6.1 million and a fair value of $2.0 million, respectively.

Recent Developments

Dividend Declaration

On May 7, 2026, the Board declared a dividend of $0.23 per share payable on July 24, 2026 to shareholders of record as of the close of business on June 30, 2026.

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

The Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025, and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at its January, March, and April 2026 Meetings. In considering the extent and timing of additional rate cuts in the future, the Federal Reserve stated that it will carefully assess incoming data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. There can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings. Furthermore, in a lower interest rate environment, we could face a situation where our outstanding debt obligations carry higher coupon payments than newly issued debt, resulting in an increase in relative borrowing costs unless we are able to refinance at more favorable terms.

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

As of March 31, 2026, all income producing investments in our portfolio and the outstanding borrowings under the SMBC Credit Facility were at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2026, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense (1)	Investment Income
Up 300 basis points	$22,700	$14,100	$8,600
Up 200 basis points	15,200	9,400	5,800
Up 100 basis points	7,600	4,700	2,900
Down 100 basis points	(7,600)	(4,700)	(2,900)
Down 200 basis points	(15,200)	(9,400)	(5,800)
Down 300 basis points	(20,400)	(14,100)	(6,300)

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed with the SEC on March 18, 2026, which is accessible on the SEC's website at sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.
c)
For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer

Date: May 12, 2026	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer