Form 10-Q
period 2026-06-30
Varagon Capital Corp
filed 2026-08-11
CIK 1784700

dthatgho00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 814-01538

VARAGON CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	30-1206578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
299 Park Avenue, 24th Floor New York, New York	10171
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 235-2600

151 West 42nd Street, 53rd Floor

New York, New York

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

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

As of June 30, 2026, there was no established public market for the Registrant’s common stock.

As of August 11, 2026, the registrant had 41,538,726 shares of common stock, $0.01 par value per share, outstanding.

h

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except share and per share data)

	As of
	June 30, 2026	As of
ASSETS	(unaudited)	December 31, 2025
Investments, at fair value
Non-controlled/non-affiliated investments, at fair value (amortized cost of $689,423 and $696,234, respectively)	$664,778	$683,652
Controlled investments, at fair value (amortized cost of $183,377 and $177,962, respectively)	171,854	165,702
Total investments, at fair value (amortized cost of $872,800 and $874,196, respectively)	836,632	849,354
Cash and cash equivalents	39,931	33,963
Interest receivable	10,559	10,468
Deferred financing costs	1,093	1,268
Prepaid expenses	385	758
Other assets	—	18
Total assets	$888,600	$895,829

LIABILITIES
Revolving credit facility payable (Note 6)	$72,100	$67,100
Notes payable (net of debt issuance costs of $2,395, and $2,553, respectively) (Note 6)	424,812	425,112
Shareholder distributions payable	9,554	10,737
Interest and credit facility fees payable	4,484	4,781
Base management fees payable (Note 7)	1,619	1,627
Income incentive fees payable (Note 7)	1,024	1,386
Administrator expenses payable	246	218
Directors' fees and expenses payable (Note 9)	72	81
Due to affiliates	56	86
Accounts payable and accrued expenses	1,408	1,132
Other liabilities	387	—
Total liabilities	515,762	512,260

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,537,795 shares issued and outstanding at June 30, 2026, and 500,000,000 shares authorized; 41,535,938 shares issued and outstanding at December 31, 2025	415	415
Paid-in capital in excess of par value	382,766	382,749
Total accumulated earnings (loss)	(10,343)	405
Total net assets	$372,838	$383,569
NET ASSETS PER SHARE	$8.98	$9.23

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$15,773	$17,204	$31,439	$34,445
Fee income	189	131	317	247
Total investment income from non-controlled/non-affiliated investments	15,962	17,335	31,756	34,692
From controlled investments:
Interest income	5,143	5,351	10,254	10,884
Total investment income from controlled investments	5,143	5,351	10,254	10,884
Total investment income	21,105	22,686	42,010	45,576

Expenses:
Base management fees (Note 7)	$1,619	$1,581	$3,222	$3,129
Income incentive fees (Note 7)	1,024	527	1,194	1,380
Professional fees	905	906	1,795	1,795
Administrator expenses	246	267	486	464
Interest expenses (Note 6)	7,150	7,616	14,542	15,590
Credit facility fees (Note 6)	318	323	609	625
Directors’ fees and expenses (Note 9)	71	74	143	159
Insurance expenses	7	7	13	12
Other general and administrative expenses	105	172	225	314
Total expenses	11,445	11,473	22,229	23,468
Net investment income (loss)	9,660	11,213	19,781	22,108

Realized and unrealized gain (loss):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	254	—	(95)	—
Net realized gain (loss) on investments	254	—	(95)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(3,820)	(4,865)	(12,064)	(6,917)
Controlled investments	1,078	(2,658)	737	(5,534)
Net change in unrealized appreciation (depreciation) on investments	(2,742)	(7,523)	(11,327)	(12,451)
Net realized and unrealized gains (losses)	(2,488)	(7,523)	(11,422)	(12,451)
Net increase (decrease) in net assets resulting from operations	$7,172	$3,690	$8,359	$9,657

Per Common Share Information:
Weighted average shares outstanding (basic and diluted)	41,537,571	41,529,909	41,537,160	41,528,578
Net investment income per share (basic and diluted)	$0.23	$0.27	$0.48	$0.53
Earnings per share (basic and diluted)	$0.17	$0.09	$0.20	$0.23

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount	Excess of Par	earnings (losses)	Net Assets
Balance at March 31, 2025	41,527,752	$415	$415,201	$(27,069)	$388,547
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	11,213	11,213
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,523)	(7,523)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	2,617	—	26	—	26
Distributions to shareholders	—	—	—	(10,737)	(10,737)
Total increase (decrease) in net assets resulting from operations	2,617	—	26	(7,047)	(7,021)
Balance at June 30, 2025	41,530,369	$415	$415,227	$(34,116)	$381,526

Balance at March 31, 2026	41,536,907	$415	$382,758	$(7,961)	$375,212
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,660	9,660
Net realized gain (loss) on investments	—	—	—	254	254
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,742)	(2,742)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	888	—	8	—	8
Distributions to shareholders	—	—	—	(9,554)	(9,554)
Total increase (decrease) in net assets resulting from operations	888	—	8	(2,382)	(2,374)
Balance at June 30, 2026	41,537,795	$415	382,766	(10,343)	372,838

(1) Par Amount was less than $1,000 for the period shown above.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount	Excess of Par	earnings (losses)	Net Assets
Balance at December 31, 2024	41,524,826	$415	$415,176	$(22,301)	$393,290
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	22,108	22,108
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(12,451)	(12,451)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	5,543	—	51	—	51
Distributions to shareholders	—	—	—	(21,472)	(21,472)
Total increase (decrease) in net assets resulting from operations	5,543	—	51	(11,815)	(11,764)
Balance at June 30, 2025	41,530,369	$415	$415,227	$(34,116)	$381,526

Balance at December 31, 2025	41,535,938	$415	$382,749	$405	$383,569
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	19,781	19,781
Net realized gain (loss) on investments	—	—	—	(95)	(95)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(11,327)	(11,327)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	1,857	—	17	—	17
Distributions to shareholders	—	—	—	(19,107)	(19,107)
Total increase (decrease) in net assets resulting from operations	1,857	—	17	(10,748)	(10,731)
Balance at June 30, 2026	41,537,795	$415	$382,766	$(10,343)	$372,838

(1) Par Amount was less than $1,000 for the period shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,359	$9,657
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(84,755)	(111,421)
Payment-in-kind and other adjustments to cost	(1,119)	(523)
Repayments of investments	88,771	97,532
Net realized (gain) loss on investments	95	—
Net change in unrealized (appreciation) depreciation on investments	11,327	12,451
Net change in unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(453)	715
Net amortization (accretion) on investments	(1,600)	(1,315)
Amortization of deferred financing costs	331	331
Changes in operating assets:
Interest receivable	(91)	748
Prepaid expenses	373	488
Other assets	18	(115)
Changes in operating liabilities:
Interest and credit facility fees payable	(297)	2,107
Base management fees payable (Note 7)	(8)	68
Income incentive fees payable (Note 7)	(362)	321
Administrator expenses payable	28	(286)
Directors' fees and expenses payable (Note 9)	(9)	1
Other liabilities	387	(632)
Due to affiliates	(30)	51
Accounts payable and accrued expenses	276	(22)
Net cash provided by (used in) operating activities	21,241	10,156

Cash flows from financing activities:
Borrowings on debts	34,000	35,100
Repayments of debts	(29,000)	(48,500)
Dividends paid	(20,273)	(23,421)
Net cash provided by (used in) financing activities	(15,273)	(36,821)
Net increase (decrease) in cash and cash equivalents	5,968	(26,665)
Cash and cash equivalents, beginning of period	33,963	69,606
Cash and cash equivalents, end of period	$39,931	$42,941

Supplemental cash information:
Cash paid during the period for interest	$14,808	$13,325
Supplemental non cash information:
Distributions reinvested	$17	$51

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	4.75%	(S)	8.58%	6/2/2022	12/4/2028		$10,854	$10,805	$10,855		(1)(6)
Charlie RF Voltron Acquisition, Inc.	Revolver	N/A					3/12/2026	3/12/2032		—	(3)	(1)		(2)(6)(9)
Charlie RF Voltron Acquisition, Inc.	Delayed Draw Term Loan	N/A					3/12/2026	3/12/2032		—	(4)	(2)		(2)(6)(9)
Charlie RF Voltron Acquisition, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.73%	3/12/2026	3/12/2032		708	698	703		(1)(6)
											11,496	11,555	3.10%
Automobile Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.58%	6/2/2022	6/5/2027		$14,081	$14,072	$14,046		(1)(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.88%	6/2/2022	8/31/2028		5,066	5,066	4,154		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	8.88%	6/2/2022	8/31/2028		1,343	1,343	1,101		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	9.82%	8/31/2022	8/31/2028		1,012	1,079	945		(2)(6)(9)(10)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(M)	9.68%	8/31/2022	8/31/2028		264	190	253		(6)(9)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	9.82%	8/31/2022	8/31/2028		22	22	21		(1)(6)
M&D MidCo, Inc.	Delayed Draw Term Loan	N/A					12/17/2024	8/31/2028		—	(10)	(158)		(2)(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	6.00%	(Q)	9.82%	8/31/2022	8/31/2028		63	63	60		(1)(6)
M&D MidCo, Inc.	Term Loan	SOFR	+	6.00%	(Q)	9.82%	12/17/2024	8/31/2028		4,888	4,857	4,668		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.38%	11/26/2024	11/16/2027		1,187	1,186	1,152		(1)(6)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.38%	11/22/2023	11/16/2027		4,962	4,918	4,813		(1)(6)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.27%	4/29/2024	8/10/2027		355	354	344		(6)(9)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	Term Loan	SOFR	+	5.50%	(Q)	9.27%	11/26/2024	8/10/2027		1,698	1,688	1,647		(1)(6)
Race Winning Brands, Inc.	Term Loan	SOFR	+	1.00% (5.50%PIK)	(Q)	10.38%	6/2/2022	5/16/2029		11,408	10,896	8,785		(6)(9)(12)
Race Winning Brands, Inc.	Term Loan	SOFR	+	1.00% (5.50%PIK)	(Q)	10.33%	6/2/2022	5/16/2029		35	34	27		(6)(9)(12)
USSC Holding Corp.	Revolver	SOFR	+	5.50%	(Q)	9.16%	7/23/2024	6/21/2030		78	167	68		(2)(6)(9)
USSC Holding Corp.	Revolver	SOFR	+	5.50%	(Q)	9.17%	7/23/2024	6/21/2030		26	13	25		(6)(9)
USSC Holding Corp.	Revolver	SOFR	+	5.50%	(Q)	9.23%	7/23/2024	6/21/2030		168	87	163		(6)(9)
USSC Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.17%	7/23/2024	6/21/2030		882	873	856		(6)(9)
USSC Holding Corp.	Term Loan	SOFR	+	5.50%	(Q)	9.23%	7/23/2024	6/21/2030		2,653	2,623	2,573		(1)(6)
											49,521	45,543	12.22%
Beverages
Cold Spring Brewing Company	Term Loan	SOFR	+	4.75%	(M)	8.39%	12/23/2024	12/10/2030		$9,177	$9,104	$9,177		(1)(6)
											9,104	9,177	2.46%
Chemicals

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Boulder Scientific Company, LLC	Revolver	N/A					1/7/2025	12/31/2027		$—	$(1)	$—		(2)(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.18%	6/2/2022	12/31/2027		7,664	7,641	7,664		(1)(6)(9)
MDI Buyer, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.39%	8/5/2022	7/25/2028		54	53	54		(6)(9)
MDI Buyer, Inc.	Revolver	PRIME	+	3.75%	(Q)	10.50%	8/5/2022	7/25/2028		1,436	1,423	1,436		(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	8/5/2022	7/25/2028		2,315	2,294	2,315		(1)(6)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	1/16/2025	7/25/2028		661	649	661		(2)(6)(9)
MDI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	8/5/2022	7/25/2028		6,415	6,357	6,415		(1)(6)
MDI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	1/16/2025	7/25/2028		1,266	1,254	1,266		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	8.94%	9/1/2022	9/1/2030		2	2	—		(2)(6)(9)(13)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	8.97%	9/1/2022	9/1/2030		1	—	—		(6)(9)(13)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.09%	9/1/2022	9/1/2030		1	—	—		(6)(9)(13)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.20%	9/1/2022	9/1/2030		6	5	3		(6)(9)(13)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	SOFR	+	0.25% (5.50% PIK)	(S)	9.70%	9/1/2022	9/1/2030		2	2	1		(6)(8)(9)(13)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	0.25% (5.50% PIK)	(S)	9.70%	9/1/2022	9/1/2030		63	61	28		(6)(9)(13)
Techmer BB Bidco, LLC	Term Loan	N/A					11/3/2025	9/1/2030		—	—	—		(2)(6)(8)(9)
Zep Holdco Inc.	Revolver	N/A					6/30/2025	6/30/2031		—	(9)	(7)		(2)(6)(9)
Zep Holdco Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.73%	6/30/2025	6/30/2031		8,613	8,538	8,570		(1)(6)
											28,269	28,406	7.62%
Commercial Services & Supplies
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.23%	9/30/2024	9/30/2030		$667	$657	$658		(6)(9)
3G Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.23%	9/30/2024	9/30/2030		1,317	1,298	1,300		(6)(9)
3G Intermediate, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.23%	9/30/2024	9/30/2030		3,275	3,225	3,234		(1)(6)
Advanced Web Technologies Holding Company	Revolver	N/A					7/2/2024	12/17/2027		—	(1)	(5)		(2)(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25% (2.25% PIK)	(S)	10.24%	7/2/2024	12/17/2027		440	437	432		(1)(6)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25% (2.25% PIK)	(S)	10.24%	10/18/2022	12/17/2027		77	76	76		(1)(6)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.24%	7/2/2024	12/17/2027		240	238	235		(6)(9)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(S)	10.24%	7/2/2024	12/17/2027		1,119	1,114	1,097		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(S)	10.24%	10/18/2022	12/17/2027		24	24	23		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(S)	10.24%	6/2/2023	12/17/2027		308	305	302		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(S)	10.24%	11/26/2024	12/17/2027		517	513	507		(1)(6)
Champion Elevator Operating Corporation	Revolver	N/A					5/29/2026	5/28/2032		—	(4)	(2)		(2)(6)(9)
Champion Elevator Operating Corporation	Delayed Draw Term Loan	N/A					5/29/2026	5/28/2032		—	(9)	(5)		(2)(6)(9)
Champion Elevator Operating Corporation	Term Loan	SOFR	+	5.75%	(Q)	9.41%	5/29/2026	5/28/2032		2,617	2,578	2,597		(1)(6)(9)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	N/A					6/29/2026	8/20/2031		—	—	—		(2)(6)(8)(9)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.00%	(M)	7.69%	6/29/2026	8/20/2031		467	467	467		(6)(9)
LAV Gear Holdings, Inc.	Revolver	SOFR	+	2.50% (3.44% PIK)	(M)	9.58%	7/31/2025	7/31/2029		15	9	15		(2)(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	9.58%	7/31/2025	7/31/2029		1,752	1,739	1,577		(6)(9)
MechanAir LLC	Revolver	SOFR	+	6.00%	(S)	9.73%	12/18/2025	12/18/2031		97	151	96		(2)(6)(9)
MechanAir LLC	Revolver	SOFR	+	6.00%	(S)	9.85%	12/18/2025	12/18/2031		148	91	148		(6)(9)
MechanAir LLC	Delayed Draw Term Loan	N/A					12/18/2025	12/18/2031		—	(11)	(6)		(2)(6)(9)
MechanAir LLC	Term Loan	SOFR	+	6.00%	(S)	9.73%	12/18/2025	12/18/2031		2,167	2,147	2,156		(1)(6)
Online Labels Group, LLC	Revolver	N/A					12/19/2023	12/19/2029		—	—	—		(2)(6)(8)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	12/19/2023	12/19/2029		4	4	4		(2)(6)(8)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	12/19/2023	12/19/2029		70	69	70		(6)(9)
RBS Buyer, Inc.	Revolver	N/A					7/31/2025	7/31/2031		—	(10)	(2)		(2)(6)(9)
RBS Buyer, Inc.	Delayed Draw Term Loan	N/A					7/31/2025	7/31/2031		—	(3)	(1)		(2)(6)(9)
RBS Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.41%	7/31/2025	7/31/2031		3,099	3,065	3,091		(1)(6)
RBS Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.41%	1/29/2026	7/31/2031		843	833	841		(1)(6)
RFI Buyer, Inc.	Revolver	PRIME	+	3.50%	(Q)	10.25%	8/5/2022	8/5/2030		10	9	10		(2)(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.26%	8/5/2022	8/5/2030		9	9	9		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.16%	8/5/2022	8/5/2030		19	19	19		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.25%	8/29/2025	8/5/2030		362	397	362		(2)(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.33%	8/29/2025	8/5/2030		66	24	66		(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.16%	8/5/2022	8/5/2030		57	56	57		(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.27%	12/2/2024	8/5/2030		2,886	2,859	2,886		(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.27%	8/29/2025	8/5/2030		803	796	803		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.41%	2/7/2025	2/7/2031		87	247	70		(2)(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.41%	2/7/2025	2/7/2031		69	45	66		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.40%	2/7/2025	2/7/2031		69	45	66		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.39%	2/7/2025	2/7/2031		69	45	66		(6)(9)
Source Holding Delaware, LLC	Revolver	PRIME	+	3.75%	(Q)	10.50%	2/7/2025	2/7/2031		104	68	99		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.41%	2/7/2025	2/7/2031		104	68	99		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.41%	2/7/2025	2/7/2031		69	45	66		(6)(9)
Source Holding Delaware, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.41%	2/7/2025	2/7/2031		85	76	11		(2)(6)(9)
Source Holding Delaware, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.40%	2/7/2025	2/7/2031		3,974	3,934	3,805		(1)(6)
Titan Group Holdco, LLC	Revolver	N/A					8/22/2024	8/13/2029		—	(1)	—		(2)(6)(9)(10)(11)
Titan Group Holdco, LLC	Revolver	N/A					8/22/2024	8/13/2029		—	(3)	—		(2)(6)(9)(11)
Titan Group Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	8/22/2024	8/13/2029		917	907	917		(2)(6)(9)
Titan Group Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	8/22/2024	8/13/2029		2,463	2,438	2,463		(1)(6)
VP Security Buyer, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.39%	10/10/2025	10/10/2031		28	26	26		(2)(6)(9)
VP Security Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	10/10/2025	10/10/2031		104	100	99		(2)(6)(9)
VP Security Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	10/10/2025	10/10/2031		400	396	395		(6)(9)
VRC Companies, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.16%	6/2/2022	6/29/2027		11,424	11,387	11,424		(1)(6)(9)
											42,994	42,789	11.48%
Construction & Engineering
360 Partners, LLC	Revolver	SOFR	+	4.75%	(Q)	8.43%	8/7/2025	8/7/2031		$261	$249	$250		(2)(6)(9)
360 Partners, LLC	Revolver	SOFR	+	4.75%	(Q)	8.40%	8/7/2025	8/7/2031		217	207	216		(6)(9)
360 Partners, LLC	Delayed Draw Term Loan	N/A					8/7/2025	8/7/2031		—	(20)	(23)		(2)(6)(9)
360 Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.40%	8/7/2025	8/7/2031		5,178	5,110	5,140		(1)(6)
HTI Intermediate, LLC	Revolver	PRIME	+	4.00%	(M)	10.75%	3/1/2024	3/1/2030		274	297	258		(2)(6)(9)
HTI Intermediate, LLC	Revolver	SOFR	+	5.00%	(Q)	8.65%	3/1/2024	3/1/2030		55	21	54		(6)(9)
HTI Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.68%	3/1/2024	3/1/2030		532	525	521		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.66%	3/1/2024	3/1/2030		1,257	1,240	1,232		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.68%	7/2/2025	3/1/2030		919	908	901		(1)(6)
Iron Pillar United Mining Group, LLC	Revolver	N/A					5/14/2026	5/14/2032		—	(6)	(2)		(2)(6)(9)
Iron Pillar United Mining Group, LLC	Delayed Draw Term Loan	N/A					5/14/2026	5/14/2032		—	(6)	(5)		(2)(6)(9)
Iron Pillar United Mining Group, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.15%	5/14/2026	5/14/2032		748	735	742		(1)(6)
											9,260	9,284	2.49%
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Revolver	N/A					12/23/2024	12/23/2030		$—	$(1)	$—		(2)(6)(8)(9)(10)(11)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	12/23/2024	12/23/2030		2,642	2,638	2,642		(2)(6)(9)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.39%	12/23/2024	12/23/2030		4,096	4,092	4,096		(6)(9)
											6,729	6,738	1.81%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Containers & Packaging
Oliver Packaging, LLC	Revolver	SOFR	+	1.75%(4.25% PIK)	(Q)	9.88%	7/6/2022	7/6/2028		$180	$174	$44		(2)(6)(8)(9)(10)(12)
Oliver Packaging, LLC	Term Loan	SOFR	+	1.75% (4.25% PIK)	(Q)	9.88%	7/6/2022	7/6/2028		4,021	3,948	3,096		(6)(9)(12)
Oliver Packaging, LLC	Term Loan	SOFR	+	1.75% (4.25% PIK)	(Q)	9.88%	8/30/2024	7/6/2028		229	224	176		(6)(9)(12)
											4,346	3,316	0.89%
Distributors
Big Bucks Acquisition Corporation	Revolver	N/A					9/29/2025	9/29/2031		$—	$(9)	$(8)		(2)(6)(9)
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(Q)	8.73%	9/29/2025	9/29/2031		3,867	3,824	3,829		(1)(6)
Hub Pen Company, LLC	Revolver	N/A					9/30/2024	12/31/2027		—	(6)	(5)		(2)(6)(8)(9)(10)(11)
Hub Pen Company, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	11/26/2024	12/31/2027		6,094	6,033	6,048		(1)(6)
United Scope LLC	Term Loan	SOFR	+	5.00%	(Q)	8.82%	6/2/2022	12/31/2026		10,867	10,862	10,785		(1)(6)(9)

											20,704	20,649	5.54%
Diversified Consumer Services
ADPD Holdings LLC	Revolver	SOFR	+	1.00% (5.00% PIK)	(Q)	9.88%	8/16/2022	8/16/2028		$2	$2	$1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	1.00% (5.00% PIK)	(Q)	9.88%	8/16/2022	8/16/2028		1	1	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	1.00% (5.00% PIK)	(S)	9.92%	8/16/2022	8/16/2028		2	2	1		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	1.00% (5.00% PIK)	(Q)	9.85%	8/16/2022	8/16/2028		1	1	—		(6)(9)
ADPD Holdings LLC	Revolver	SOFR	+	1.00% (5.00% PIK)	(S)	9.93%	8/16/2022	8/16/2028		2	2	2		(6)(9)
ADPD Holdings LLC	Term Loan	SOFR	+	1.00% (5.00% PIK)	(S)	9.93%	8/16/2022	8/16/2028		81	81	72		(6)(9)
Castleworks Home Services Company	Revolver	SOFR	+	5.50% (2.00% PIK)	(Q)	11.38%	6/29/2022	6/29/2028		916	910	805		(2)(6)(9)
Castleworks Home Services Company	Term Loan	SOFR	+	5.50% (2.00% PIK)	(Q)	11.38%	6/28/2023	6/29/2028		7,496	7,453	6,597		(6)(9)
Express Wash Acquisition Company, LLC	Revolver	N/A					4/10/2025	4/10/2031		—	(1)	(10)		(2)(6)(9)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.25%	(Q)	9.92%	4/10/2025	4/10/2031		3,032	3,006	2,865		(1)(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	9.73%	6/2/2022	9/30/2027		6,321	6,320	5,609		(1)(6)(9)
TheKey, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(Q)	9.73%	6/2/2022	9/30/2027		2,258	2,257	2,003		(1)(6)(9)
											20,034	17,946	4.81%
Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	5.00%	(M)	8.74%	11/29/2023	4/16/2027		$307	$305	$307		(6)(9)
											305	307	0.08%
Electronic Equipment, Instruments & Components
Alert SRC Newco LLC	Revolver	SOFR	+	5.00%	(M)	8.61%	12/11/2024	12/11/2030		$60	$71	$60		(2)(6)(9)
Alert SRC Newco LLC	Revolver	SOFR	+	5.00%	(M)	8.63%	12/11/2024	12/11/2030		20	2	20		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.64%	12/11/2024	12/11/2030		1,999	1,977	1,999		(6)(9)
Alert SRC Newco LLC	Term Loan	SOFR	+	5.00%	(Q)	8.65%	12/11/2024	12/11/2030		6,147	6,075	6,148		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.73%	6/2/2022	12/21/2027		7,173	7,173	7,173		(1)(6)
											15,298	15,400	4.13%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.74%	6/2/2022	4/7/2028		$714	$710	$701		(1)(6)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.00%	(M)	8.74%	6/2/2022	4/7/2028		7,506	7,447	7,374		(1)(6)
Velocity Buyer, Inc.	Revolver	N/A					1/24/2025	1/24/2031		—	(20)	—		(2)(6)(9)
Velocity Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	1/24/2025	1/24/2031		5,277	5,213	5,277		(1)(6)
											13,350	13,352	3.58%
Financial Services
RWA Wealth Partners, LLC	Revolver	N/A					11/15/2024	11/15/2030		$—	$(14)	$—		(2)(6)(8)(9)(10)(11)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.42%	11/15/2024	11/15/2030		89	1,242	89		(2)(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.40%	11/15/2024	11/15/2030		398	92	398		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.40%	11/15/2024	11/15/2030		821	189	821		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.45%	11/15/2024	11/15/2030		167	38	167		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	11/15/2024	11/15/2030		156	36	156		(6)(9)
RWA Wealth Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.39%	11/15/2024	11/15/2030		8,503	8,437	8,504		(1)(6)
TRX Buyer LLC	Revolver	SOFR	+	5.00%	(M)	8.65%	3/24/2026	3/24/2032		38	63	35		(2)(6)(9)
TRX Buyer LLC	Revolver	SOFR	+	5.00%	(M)	8.65%	3/24/2026	3/24/2032		38	7	37		(6)(9)
TRX Buyer LLC	Delayed Draw Term Loan	N/A					3/24/2026	3/24/2032		—	(8)	(4)		(2)(6)(9)
TRX Buyer LLC	Term Loan	SOFR	+	5.00%	(M)	8.65%	3/24/2026	3/24/2032		1,502	1,480	1,491		(1)(6)
											11,562	11,694	3.14%
Food Products
Hissho Parent, LLC	Revolver	N/A					8/8/2024	5/18/2029		$—	$(3)	$—		(2)(6)(8)(9)(10)(11)
Hissho Parent, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	8/8/2024	5/18/2029		3,431	3,408	3,431		(1)(6)
Hometown Food Company	Term Loan	SOFR	+	4.50%	(M)	8.12%	6/13/2025	12/3/2030		2,830	2,811	2,830		(1)(6)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.06%	9/28/2022	5/14/2029		5	8	5		(2)(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.05%	9/28/2022	5/14/2029		18	18	18		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.04%	9/28/2022	5/14/2029		23	22	23		(6)(9)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(M)	11.00%	9/28/2022	5/14/2029		132	128	132		(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.13%	4/14/2023	5/14/2029		68	68	68		(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.06%	3/3/2025	5/14/2029		1,653	1,647	1,653		(6)(9)
KNPC Holdco, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.27%	11/26/2024	10/22/2029		7,877	7,822	7,877		(1)(6)
SHF Holdings, Inc.	Revolver	N/A					1/22/2025	1/22/2030		—	(2)	(1)		(2)(6)(9)
SHF Holdings, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.23%	1/22/2025	1/22/2030		1,489	1,473	1,481		(6)(9)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50% (0.50% PIK)	(M)	11.76%	6/2/2022	8/2/2027		6,770	5,660	68		(6)(9)(13)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50% (0.50% PIK)	(M)	11.75%	6/2/2022	8/2/2027		432	362	4		(6)(9)(13)
VG Target Holdings, LLC	Term Loan	PRIME	+	4.50% (3.00% PIK)	(Q)	16.25%	6/2/2022	8/2/2027		34	28	—		(6)(9)(13)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
VG Target Holdings, LLC	Term Loan	PRIME	+	14.25% PIK	(Q)	16.25%	7/18/2025	8/2/2027		485	485	1,309		(6)(9)
											23,935	18,898	5.07%
Ground Transportation
A&R Logistics Holdings, Inc.	Revolver	PRIME	+	0.00% (6.75 PIK)	(Q)	13.50%	2/5/2026	2/3/2028		$237	$237	$237		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	10.58%	6/2/2022	2/3/2028		6,126	5,992	3,645		(6)(9)(13)
A&R Logistics Holdings, Inc.	Term Loan	SOFR	+	2.50% (4.25% PIK)	(Q)	10.58%	10/4/2024	2/3/2028		212	205	126		(6)(9)(13)
VTC Buyer Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.90%	7/15/2025	7/15/2031		904	967	870		(2)(6)(9)
VTC Buyer Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.91%	7/15/2025	7/15/2031		123	45	119		(6)(9)
VTC Buyer Corp.	Term Loan	SOFR	+	5.25%	(Q)	8.92%	7/15/2025	7/15/2031		1,585	1,673	1,532		(1)(2)(6)(9)
VTC Buyer Corp.	Term Loan	SOFR	+	5.25%	(Q)	8.92%	7/15/2025	7/15/2031		96	31	93		(6)(9)
VTC Buyer Corp.	Term Loan	SOFR	+	5.25%	(Q)	8.90%	7/15/2025	7/15/2031		76	25	74		(6)(9)
											9,175	6,696	1.80%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Revolver	N/A					6/12/2025	5/16/2031		$—	$(15)	$—		(2)(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.43%	6/12/2025	5/16/2031		2,981	2,950	2,981		(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.38%	6/12/2025	5/16/2031		332	329	332		(6)(9)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	4.75%	(S)	8.60%	6/12/2025	5/16/2031		6,921	6,847	6,921		(1)(6)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.24%	6/2/2022	12/6/2027		1,265	1,263	1,182		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.24%	6/2/2022	12/6/2027		3,520	3,514	3,290		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	9.82%	9/16/2022	12/6/2027		10	10	9		(1)(6)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.56%	6/21/2022	5/24/2029		5,637	5,625	5,637		(1)(6)
Pediatric Home Respiratory Services, LLC	Revolver	SOFR	+	5.50%	(S)	9.29%	12/23/2024	12/23/2030		250	240	250		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	N/A					6/2/2022	12/23/2030		—	(8)	—		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.50%	(S)	9.29%	12/23/2024	12/23/2030		11,357	11,266	11,357		(1)(6)(9)
Reliable Medical Supply Acquisitionco LLC	Revolver	N/A					12/31/2025	12/31/2032		—	(6)	(7)		(2)(6)(9)
Reliable Medical Supply Acquisitionco LLC	Delayed Draw Term Loan	N/A					12/31/2025	12/31/2032		—	(5)	(12)		(2)(6)(9)
Reliable Medical Supply Acquisitionco LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	12/31/2025	12/31/2032		2,673	2,648	2,646		(6)(9)
SunMed Group Holdings, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.41%	11/22/2024	6/16/2028		1,740	1,733	1,740		(6)(9)
Zavation Medical Products, LLC	Revolver	SOFR	+	0.50%	(Q)	0.50%	7/22/2024	6/30/2029		53	51	52		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.48%	6/2/2022	6/30/2029		4,786	4,768	4,762		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.43%	7/22/2024	6/30/2029		1,257	1,246	1,251		(1)(6)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.41%	7/22/2024	6/30/2029		2,373	2,350	2,362		(1)(6)
											44,806	44,753	12.00%
Health Care Providers & Services
42 North Dental, LLC	Revolver	N/A					2/9/2026	2/10/2031		$—	$(3)	$(3)		(2)(6)(9)
42 North Dental, LLC	Delayed Draw Term Loan	N/A					2/9/2026	2/9/2031		—	(3)	(6)		(2)(6)(9)
42 North Dental, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	2/9/2026	2/10/2031		1,648	1,632	1,631		(1)(6)
Allergy & Clinical MidCo, LLC	Revolver	SOFR	+	4.75%	(S)	8.37%	1/29/2025	1/29/2031		129	202	119		(2)(6)(9)
Allergy & Clinical MidCo, LLC	Revolver	SOFR	+	4.75%	(S)	8.37%	1/29/2025	1/29/2031		257	203	247		(6)(9)
Allergy & Clinical MidCo, LLC	Revolver	SOFR	+	4.75%	(S)	8.37%	1/29/2025	1/29/2031		129	101	124		(6)(9)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.37%	1/29/2025	1/29/2031		129	194	36		(2)(6)(9)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.37%	1/29/2025	1/29/2031		88	7	85		(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(S)	8.38%	1/29/2025	1/29/2031		1,273	1,257	1,225		(6)(9)
Apex Dental Partners, LLC	Revolver	N/A					10/29/2024	10/29/2030		—	(6)	—		(2)(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.68%	10/29/2024	10/29/2030		674	1,007	674		(2)(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.66%	10/29/2024	10/29/2030		2,593	2,231	2,593		(6)(9)
Apex Dental Partners, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.66%	10/29/2024	10/29/2030		7,105	7,050	7,105		(1)(6)
Bebright MSO, LLC	Revolver	N/A					6/3/2024	6/3/2030		—	(16)	—		(2)(6)(9)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.48%	6/3/2024	6/3/2030		4,866	4,796	4,866		(6)(9)
Bebright MSO, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.48%	6/3/2024	6/3/2030		6,062	5,975	6,062		(1)(6)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	9.17%	11/1/2024	11/1/2030		346	337	346		(2)(6)(9)
Eventus Buyer, LLC	Delayed Draw Term Loan	N/A					11/1/2024	11/1/2030		—	(9)	—		(2)(6)(9)
Eventus Buyer, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.17%	11/1/2024	11/1/2030		6,321	6,247	6,321		(1)(6)
Eye Health America, LLC	Revolver	N/A					7/26/2022	7/26/2028		—	(4)	(5)		(2)(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	8.74%	7/26/2022	7/26/2028		2,625	2,609	2,605		(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	8.74%	2/14/2025	7/26/2028		164	182	162		(2)(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(S)	8.69%	2/14/2025	7/26/2028		47	28	46		(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	5.00%	(S)	8.74%	7/26/2022	7/26/2028		4,043	4,014	4,012		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Eye Health America, LLC	Term Loan	SOFR	+	5.00%	(S)	8.74%	2/14/2025	7/26/2028		251	248	249		(6)(9)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.70%	6/2/2022	6/10/2028		1,263	1,262	1,263		(1)(6)(9)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(S)	8.70%	6/2/2022	6/10/2028		9,176	9,169	9,176		(1)(6)(9)
MWD Management, LLC	Revolver	SOFR	+	5.00%	(Q)	8.83%	6/15/2022	6/15/2027		100	98	100		(2)(6)(9)
MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.83%	6/15/2022	6/15/2027		1,930	1,926	1,930		(1)(6)
MWD Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.83%	6/15/2022	6/15/2027		2,406	2,395	2,406		(1)(6)
NBPT Acquisition LLC	Revolver	SOFR	+	5.00%	(Q)	8.70%	3/3/2025	2/15/2030		89	85	76		(2)(6)(9)
NBPT Acquisition LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.69%	3/3/2025	3/3/2030		244	236	189		(2)(6)(9)
NBPT Acquisition LLC	Term Loan	SOFR	+	5.00%	(Q)	8.69%	3/3/2025	3/3/2030		5,143	5,103	5,001		(1)(6)
OIS Management Services, LLC	Revolver	N/A					11/16/2022	11/16/2028		—	(7)	—		(2)(6)(9)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	6/2/2022	11/16/2028		1,867	1,841	1,867		(1)(6)
OIS Management Services, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	8/21/2024	11/16/2028		5,006	4,977	5,006		(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	11/16/2022	11/16/2028		4,838	4,769	4,838		(1)(6)
Phia Purchaser, LLC	Revolver	N/A					12/1/2025	12/1/2032		—	(3)	(2)		(2)(6)(9)
Phia Purchaser, LLC	Delayed Draw Term Loan	N/A					12/1/2025	12/1/2032		—	(3)	(3)		(2)(6)(9)
Phia Purchaser, LLC	Term Loan	SOFR	+	4.25%	(M)	7.89%	12/1/2025	12/1/2032		2,763	2,738	2,750		(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.99%	6/2/2022	10/31/2027		12,020	12,019	9,617		(6)(9)
SGA Dental Partners Sub Holdings, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.66%	6/15/2026	6/13/2031		15,000	14,702	14,700		(6)(9)
Specialized Dental Holdings II, LLC (fka U.S. Endodontics Partners Holdings, LLC)	Delayed Draw Term Loan	N/A					10/30/2025	11/1/2028		—	(7)	—		(2)(6)(9)
U.S. Urology Partners, LLC	Revolver	SOFR	+	4.50%	(Q)	8.16%	4/8/2025	4/8/2032		370	360	370		(2)(6)(9)
U.S. Urology Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.23%	4/8/2025	4/8/2032		1,693	1,675	1,693		(6)(9)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	4/8/2025	4/8/2032		7,053	6,977	7,053		(1)(6)
US Health Partners Management, LLC	Revolver	PRIME	+	4.00%	(Q)	10.75%	1/12/2024	1/11/2030		6	6	6		(2)(6)(9)
US Health Partners Management, LLC	Revolver	SOFR	+	5.00%	(M)	8.64%	1/12/2024	1/11/2030		3	2	3		(6)(9)
US Health Partners Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.73%	1/12/2024	1/11/2030		34	34	34		(6)(9)
US Health Partners Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.73%	1/12/2024	1/11/2030		33	32	33		(6)(9)
USN Opco, LLC	Revolver	N/A					4/29/2026	5/31/2030		—	(3)	—		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
USN Opco, LLC	Delayed Draw Term Loan	N/A					4/29/2026	5/31/2030		—	(2)	—		(2)(6)(9)
USN Opco, LLC	Term Loan	SOFR	+	5.25%	(Q)	8.98%	4/29/2026	5/31/2030		2,302	2,279	2,302		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.42%	7/15/2022	7/15/2028		837	832	824		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.41%	7/15/2022	7/15/2028		578	575	570		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.41%	7/15/2022	7/15/2028		369	367	363		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.48%	7/15/2022	7/15/2028		88	87	87		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.43%	7/15/2022	7/15/2028		4,813	4,813	4,741		(1)(6)
											117,613	115,487	30.98%
Health Care Technology
Andretti Buyer, LLC	Revolver	N/A					1/30/2026	1/28/2033		$—	$—	$—		(2)(6)(8)(9)
Andretti Buyer, LLC	Delayed Draw Term Loan	N/A					1/30/2026	1/28/2033		—	—	—		(2)(6)(8)(9)
Andretti Buyer, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	1/30/2026	1/28/2033		493	489	488		(1)(6)
BRG Acquisition Co., LLC	Revolver	N/A					7/26/2022	7/26/2028		—	(4)	(26)		(2)(6)(9)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	9.31%	7/26/2022	7/26/2028		6,641	6,587	6,359		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(Q)	9.66%	12/27/2023	7/26/2028		2,925	2,895	2,830		(1)(6)
Healthfuse, LLC	Revolver	N/A					1/10/2025	1/10/2031		—	(16)	—		(2)(6)(9)
Healthfuse, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.42%	1/10/2025	1/10/2031		6,424	6,346	6,424		(1)(6)(9)
Lightspeed Buyer, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.40%	2/6/2026	2/6/2032		75	72	72		(2)(6)(9)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	N/A					2/6/2026	2/6/2032		—	(3)	(7)		(2)(6)(9)
Lightspeed Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	2/6/2026	2/6/2032		1,565	1,551	1,550		(1)(6)
Pillr Health Intermediate II, LLC	Revolver	SOFR	+	4.75%	(Q)	8.40%	12/31/2025	12/31/2031		81	171	79		(2)(6)(9)
Pillr Health Intermediate II, LLC	Revolver	SOFR	+	4.75%	(Q)	8.39%	12/31/2025	12/31/2031		92	34	91		(6)(9)
Pillr Health Intermediate II, LLC	Revolver	SOFR	+	4.75%	(Q)	8.48%	12/31/2025	12/31/2031		61	23	61		(6)(9)
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.49%	12/31/2025	12/31/2031		511	504	506		(2)(6)(9)
Pillr Health Intermediate II, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	12/31/2025	12/31/2031		2,543	2,519	2,530		(1)(6)
Xifin, Inc.	Revolver	PRIME	+	3.75%	(Q)	10.50%	7/31/2025	7/31/2031		47	43	45		(2)(6)(9)
Xifin, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	7/31/2025	7/31/2031		2,589	2,578	2,576		(1)(6)
											23,789	23,578	6.32%
Hotels, Restaurants & Leisure
TWH Bidco, LLC	Delayed Draw Term Loan	N/A					1/22/2026	1/22/2032		$—	$(3)	$(4)		(2)(6)(9)
TWH Bidco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.41%	1/22/2026	1/22/2032		$2,645	$2,621	$2,632		(1)(6)
Taymax Group, L.P.	Term Loan	SOFR	+	6.00%	(M)	9.74%	12/13/2022	7/30/2027		$4,813	$4,806	$4,813		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.66%	6/29/2026	6/29/2029		$663	$772	$663		(2)(6)(9)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.64%	6/29/2026	6/29/2029		$115	$115	$115		(6)(9)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.73%	6/29/2026	6/29/2029		$203	$94	$203		(6)(9)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.73%	6/29/2026	6/29/2029		$1,616	$1,616	$1,616		(6)(9)
											10,021	10,038	2.69%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	2.88% (3.38% PIK)	(Q)	10.07%	6/2/2022	11/9/2029		$9,437	$9,423	$8,871		(1)(6)
											9,423	8,871	2.38%
IT Services
Concord III, L.L.C.	Revolver	SOFR	+	6.00%	(Q)	9.73%	12/20/2023	12/20/2028		$157	$155	$157		(2)(6)(9)
Concord III, L.L.C.	Term Loan	SOFR	+	6.00%	(Q)	9.73%	12/20/2023	12/20/2028		4,278	4,223	4,278		(1)(6)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	5.75%	7/18/2024	7/18/2029		106	450	(29)		(2)(6)(9)(10)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.39%	7/18/2024	7/18/2029		530	300	440		(6)(9)
Distinct Holdings, Inc.	Revolver	PRIME	+	4.75%	(Q)	11.50%	7/18/2024	7/18/2029		265	150	220		(6)(9)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.48%	7/18/2024	7/18/2029		11,771	11,633	9,769		(1)(6)(9)
G-3 Mobility Buyer LLC	Revolver	SOFR	+	4.50%	(Q)	8.17%	1/5/2026	1/5/2032		49	43	43		(2)(6)(9)
G-3 Mobility Buyer LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.14%	1/5/2026	1/5/2032		138	133	129		(2)(6)(9)
G-3 Mobility Buyer LLC	Term Loan	SOFR	+	4.50%	(Q)	8.18%	1/5/2026	1/5/2032		3,325	3,294	3,291		(6)(9)
Sentinel Technologies, Inc.	Revolver	N/A					11/3/2025	11/3/2031		—	(5)	(6)		(2)(6)(9)
Sentinel Technologies, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.16%	11/3/2025	11/3/2031		2,350	2,329	2,327		(6)(9)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	6/2/2022	3/10/2028		8,315	8,272	8,315		(1)(6)
iVision Buyer, LLC	Revolver	N/A					5/22/2026	5/22/2031		—	(5)	(2)		(2)(6)(9)
iVision Buyer, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.23%	5/22/2026	5/22/2031		2,866	2,831	2,852		(1)(6)
											33,803	31,784	8.52%
Life Sciences Tools & Services
KL Charlie Acquisition Company	Revolver	N/A					9/5/2023	12/30/2029		$—	$—	$—		(2)(6)(8)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	8.99%	6/2/2022	12/30/2029		3,153	3,146	3,130		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	8.99%	3/17/2023	12/30/2029		3	3	3		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.25%	(M)	8.99%	11/26/2024	12/30/2029		610	609	606		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.25%	(M)	8.99%	3/17/2023	12/30/2029		2	2	2		(1)(6)
Molecular Designs, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.16%	9/9/2024	10/4/2027		2,230	2,210	2,185		(1)(6)
											5,970	5,926	1.59%
Machinery
Le Sueur, Incorporated	Revolver	SOFR	+	6.00%	(Q)	9.68%	5/20/2026	5/20/2031		121	114	118		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Le Sueur, Incorporated	Delayed Draw Term Loan	N/A					5/20/2026	5/20/2031		—	(15)	(6)		(2)(6)(9)
Le Sueur, Incorporated	Term Loan	SOFR	+	6.00%	(S)	9.69%	5/20/2026	5/20/2031		2,644	2,612	2,631		(1)(6)
Pareto Buyer, LLC	Revolver	N/A					12/12/2025	12/13/2032		—	(6)	(6)		(2)(6)(9)
Pareto Buyer, LLC	Delayed Draw Term Loan	N/A					12/12/2025	12/13/2032		—	(4)	(9)		(2)(6)(9)
Pareto Buyer, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	12/12/2025	12/13/2032		3,332	3,300	3,298		(1)(6)(9)
											6,001	6,026	1.62%
Marine Transportation
Horizon Freight Holdings, Inc.	Revolver	PRIME	+	4.00%	(Q)	10.75%	8/22/2024	8/22/2030		455	527	430		(2)(6)(9)(10)
Horizon Freight Holdings, Inc.	Revolver	SOFR	+	5.00%	(Q)	8.73%	8/22/2024	8/22/2030		271	189	262		(6)(9)
Horizon Freight Holdings, Inc.	Delayed Draw Term Loan	N/A					8/22/2024	8/22/2030		—	(16)	(100)		(2)(6)(9)
Horizon Freight Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.73%	8/22/2024	8/22/2030		6,442	6,370	6,233		(1)(6)
											7,070	6,825	1.83%
Personal Care Products
Accupac, LLC	Revolver	SOFR	+	3.00% (6.00% PIK)	(Q)	10.67%	12/31/2024	12/31/2029		$217	$426	$(63)		(2)(6)(9)(13)
Accupac, LLC	Revolver	SOFR	+	3.00% (6.00% PIK)	(Q)	10.65%	12/31/2024	12/31/2029		217	142	124		(6)(9)(13)
Accupac, LLC	Revolver	SOFR	+	3.00% (6.00% PIK)	(Q)	10.67%	12/31/2024	12/31/2029		217	142	124		(6)(9)(13)
Accupac, LLC	Revolver	SOFR	+	3.00% (6.00% PIK)	(Q)	10.67%	12/31/2024	12/31/2029		217	142	124		(6)(9)(13)
Accupac, LLC	Term Loan	SOFR	+	3.00% (6.00% PIK)	(Q)	10.67%	12/31/2024	12/31/2029		9,011	8,866	5,137		(6)(9)(13)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(M)	8.99%	6/2/2022	7/28/2026		5,390	5,390	5,390		(1)(6)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.00%	(Q)	8.77%	6/30/2022	6/30/2028		179	173	175		(2)(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.77%	6/30/2022	6/30/2030		1,401	1,392	1,394		(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.76%	6/30/2022	6/30/2030		3,781	3,751	3,762		(1)(6)
											20,424	16,167	4.34%
Pharmaceuticals
Advanced Infusion Solutions Acquisition, LLC	Revolver	SOFR	+	5.00%	(M)	8.64%	6/4/2026	6/4/2032		$23	$19	$19		(2)(6)(9)
Advanced Infusion Solutions Acquisition, LLC	Delayed Draw Term Loan	N/A					6/4/2026	6/4/2032		—	(7)	(15)		(2)(6)(9)
Advanced Infusion Solutions Acquisition, LLC	Term Loan	SOFR	+	5.00%	(M)	8.64%	6/4/2026	6/4/2032		2,194	2,162	2,162		(6)(9)
Advantage HCS LLC	Term Loan	SOFR	+	5.25%	(Q)	8.89%	11/8/2023	11/8/2029		12,188	11,955	12,188		(1)(6)(9)
Leiters, Inc.	Revolver	N/A					9/29/2023	6/29/2028		—	(2)	—		(2)(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	4.25%	(Q)	8.02%	9/29/2023	6/29/2028		475	468	475		(6)(9)
NS and Associates LLC	Revolver	N/A					9/9/2025	8/6/2030		—	(6)	(6)		(2)(6)(9)
NS and Associates LLC	Term Loan	SOFR	+	5.00%	(Q)	8.65%	9/9/2025	8/6/2030		3,490	3,444	3,446		(1)(6)
NS and Associates LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	9/9/2025	8/6/2030		3,490	3,444	3,446		(1)(6)
											21,477	21,715	5.82%
Professional Services

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Amplify Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	9/17/2025	9/17/2032		$4,759	$4,726	$4,723		(1)(6)
BH Buyer, Inc.	Revolver	N/A					12/31/2025	12/31/2031		—	(7)	(4)		(2)(6)(9)
BH Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	12/31/2025	12/31/2031		7,236	7,169	7,200		(1)(6)
Basin Innovation Group, LLC	Revolver	N/A					12/6/2024	12/6/2030		—	(14)	—		(2)(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.38%	12/6/2024	12/6/2030		1,433	1,417	1,433		(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.42%	12/6/2024	12/6/2030		328	325	328		(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	4.75%	(M)	8.36%	12/6/2024	12/6/2030		11,524	11,388	11,524		(1)(6)(9)
CPL Consultants, LLC	Revolver	N/A					2/17/2026	2/17/2032		—	—	—		(2)(6)(8)(9)
CPL Consultants, LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.91%	2/17/2026	2/17/2032		5	3	3		(2)(6)(9)
CPL Consultants, LLC	Term Loan	SOFR	+	4.25%	(Q)	7.91%	2/17/2026	2/17/2032		125	124	124		(1)(6)
DRML Holdings LLC	Revolver	N/A					3/14/2025	3/14/2031		—	(12)	—		(2)(6)(9)
DRML Holdings LLC	Delayed Draw Term Loan	N/A					3/14/2025	3/14/2031		—	(16)	—		(2)(6)(9)
DRML Holdings LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	3/14/2025	3/14/2031		6,584	6,502	6,584		(1)(6)(9)
Empower Benefits Inc.	Revolver	N/A					6/30/2026	6/30/2033		—	(2)	(1)		(2)(6)(9)
Empower Benefits Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.73%	6/30/2026	6/30/2033		989	979	984		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.08%	6/2/2022	10/29/2027		9,299	9,299	8,996		(1)(6)
UHY Advisors, Inc.	Revolver	SOFR	+	4.75%	(Q)	4.75%	11/22/2024	11/21/2031		370	356	370		(2)(6)(9)(10)
UHY Advisors, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	11/22/2024	11/21/2031		4,398	4,352	4,398		(2)(6)(9)
UHY Advisors, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.42%	11/22/2024	11/21/2031		6,541	6,487	6,541		(1)(6)
											53,076	53,203	14.27%
Software
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.01%	8/12/2022	7/20/2029		$97	$93	$58		(6)(7)(9)
QM Buyer, Inc.	Revolver	N/A					12/6/2024	12/6/2030		—	(13)	—		(2)(6)(9)
QM Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	12/6/2024	12/6/2030		836	817	836		(2)(6)(9)
QM Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	12/6/2024	12/6/2030		6,815	6,734	6,815		(1)(6)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.00%	(Q)	8.73%	11/26/2024	8/30/2029		10,559	10,550	10,532		(1)(6)
											18,181	18,241	4.89%
Textiles, Apparel & Luxury Goods
National Safety Apparel LLC	Revolver	N/A					5/17/2024	5/17/2030		$—	$(10)	$—		(2)(6)(9)
National Safety Apparel LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	5/17/2024	5/17/2030		2,261	2,242	2,261		(6)(9)
National Safety Apparel LLC	Term Loan	SOFR	+	4.75%	(M)	8.39%	11/26/2024	5/17/2030		6,422	6,353	6,422		(1)(6)
											8,585	8,683	2.33%
Trading Companies & Distributors
Easy Ice, LLC	Revolver	SOFR	+	5.25%	(Q)	9.06%	10/30/2024	10/30/2030		$123	$139	$120		(2)(6)(9)
Easy Ice, LLC	Revolver	SOFR	+	5.25%	(Q)	9.06%	10/30/2024	10/30/2030		30	6	30		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.08%	10/30/2024	10/30/2030		85	411	81		(2)(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.07%	10/30/2024	10/30/2030		127	66	126		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.06%	10/30/2024	10/30/2030		89	46	88		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.07%	10/30/2024	10/30/2030		162	85	162		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.40%	(Q)	9.13%	10/30/2024	10/30/2030		328	171	326		(6)(9)
Easy Ice, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.06%	10/30/2024	10/30/2030		6,637	6,560	6,604		(1)(6)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(S)	8.62%	3/1/2023	3/1/2029		134	257	133		(2)(6)(9)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.48%	3/1/2023	3/1/2029		221	92	221		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	3/1/2023	3/1/2029		764	752	762		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	8/30/2024	3/1/2029		383	379	380		(2)(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	3/1/2023	3/1/2029		2,003	1,970	1,998		(1)(6)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	8/30/2024	3/1/2029		1,229	1,221	1,226		(1)(6)
MES Intermediate, Inc.	Revolver	N/A					11/21/2025	10/1/2027		—	(2)	—		(2)(6)(9)
MES Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.73%	9/24/2024	10/1/2027		3,725	3,695	3,725		(1)(6)
MES Intermediate, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.73%	11/21/2025	10/1/2027		6,406	6,373	6,406		(1)(6)
											22,221	22,388	6.00%
Total Senior Secured First Lien Loans											678,542	655,435	175.80%
Equity
Automobile Components
M&D Parent Holdings, LLC	Class B Units								5,144		518	467		(3)(9)
											518	467	0.13%
Chemicals
MDI Aggregator LP	Common Units								8,380		839	1,223		(3)(9)
											839	1,223	0.33%

Commercial Services & Supplies
Chimney Rock 3G Co-Invest	Equity Co-Invest								125,000		127	119		(3)(9)
Lav Gear Intermediate Holdings, INC.	Class A Units								5,939		681	—		(3)(9)
RFI Group Holdings, L.P.	Class A Units								3,000		300	482		(3)(9)
VP Security Buyer, Inc.	Limited Partnership Units								111,111		111	111		(3)(9)
											1,219	712	0.19%
Construction & Engineering
HT Investors, LLC	A1 Units								3,481		370	354		(3)(9)
360 Partners, LLC	Class A Units								1,998		220	202		(3)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread	Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Mascarene Marlin Investment Holdings LLC	Class A1 Units					100,646		102	101		(3)(9)
								692	657	0.18%
Containers & Packaging
Oliver Investors, LP	Class A Units					6,406		608	—		(3)(9)
Oliver Investors, LP	Class D Units					152		8	—		(3)(9)
Comar Holding Company, LLC	Class A Units					8,172		4,442	4,442		(3)(9)
								5,058	4,442	1.19%
Diversified Consumer Services
FS NU Investors, LP	Class A Units					5,000		500	—		(3)(9)
FS NU Investors, LP	Class C Units					253		26	—		(3)(9)
FS NU Investors, LP	Class D Units					278		21	—		(3)(9)
								547	—	0.00%
Financial Services
TRX Buyer LLC	Preferred Stock Unit					1,286		109	109		(3)(9)
								109	109	0.03%
Ground Transportation
VTC Buyer Corp	Class A-1 Units					164,000		190	186		(3)(9)
								190	186	0.05%
Health Care Equipment & Supplies
Reliable Medical Supply Acquisition LLC	Series A Interest					103,093		103	105		(3)(9)
								103	105	0.03%
Health Care Technology
BRG Group Holdings, LLC	Class A Units					612,419		626	429		(3)(9)
Xifin, Inc.	Class D Units					11,507		220	220		(3)(9)
								846	649	0.17%
Hotels, Restaurants & Leisure
Tailwind Hospitality	Limited Partnership Units					37		37	36		(3)(9)
								37	36	0.01%
IT Services
Sentinel Technologies, Inc.	Class A Units					1,154		115	115		(3)(9)
								115	115	0.03%
Personal Care Products
KLC Fund 1-C1 LP	Limited Partnership Units					605,769		608	642		(3)(9)
								608	642	0.17%

Total Equity								10,881	9,343	2.51%
Subtotal Non-Controlled/Non-Affiliated Investments								689,423	664,778	178.30%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes

Controlled Investments:														(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 11.25%		12/31/36		188,850	183,377	171,854		(2)(4)(5)
											$183,377	$171,854	46.09%

Subtotal Controlled Investments											$183,377	$171,854	46.09%
Total Investments											$872,800	$836,632	224.40%

Cash Equivalents:
State Street Institutional U.S. Government Money Market Fund						7-Day Yield 3.58%				$14,745	$14,745	$14,745		(14)(15)
											$14,745	$14,745	3.95%

Subtotal Cash Equivalents											$14,745	$14,745	3.95%
Total Investments and Cash Equivalents											$887,545	$851,377	228.35%

Derivative Instruments

Description	Hedging Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	2026 Notes	8.10%	USD-SOFR-Compound + 4.226%	CIBC Bank USA	12/21/2026	$25,000	$(19)	$—	$(19)	(7)
Interest rate swap	2028 Notes	8.20%	USD-SOFR-Compound + 4.595%	CIBC Bank USA	12/21/2028	25,000	(292)	—	(292)	(7)
Total						$50,000	$(311)	$—	$(311)

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of June 30, 2026.

^ Percentage is based on net assets of $372,838 as of June 30, 2026.

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

(2) The investment has an unfunded commitment as of June 30, 2026 (See "Note 8. Commitments and Contingencies"). Fair value includes an analysis of the unfunded commitment.

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2026, total qualifying assets at fair value represented 80.5% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

(7) This investment is valued using observable inputs using a Level 2 measurement in the ASC 820 fair value hierarchy as of June 30, 2026 (See "Note 4. Fair Value Measurements").

(8) Par Amount, Amortized Cost, and Fair Value are less than $1,000.

(9) The investment or a portion thereof held by the Company or VCC Equity Holdings, LLC, a wholly owned subsidiary of the Company, is pledged as collateral under the SMBC Facility (See "Note 6. Borrowings").

(10) As of June 30, 2026, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments and Contingencies for further information on letters of credit commitments related to certain portfolio companies.

(11) As of June 30, 2026, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments and Contingencies for further information on letters of credit commitments related to certain portfolio companies.

(12) The investment was current on cash interest payment and was on non-accrual status with respect to the portion of the interest that is PIK interest only as of June 30, 2026. See "Note 2. Significant Accounting Policies" for more information.

(13) The investment was on non-accrual status as of June 30, 2026.

(14) The rate shown is the annualized seven-day yield as of June 30, 2026.

(15) This investment represents a Level 1 security in the ASC 820 fair value hierarchy as of June 30, 2026 (See "Note 4. Fair Value Measurements").

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

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2025

(dollar amounts in thousands, except Shares/Units)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Techmer BB Aggregator, LP	Limited Partnership Units								348		348	—		(3)(9)
											1,186	1,223	0.32%
Commercial Services & Supplies
Chimney Rock 3G Co-Invest	Equity Co-Invest								125,000		127	120		(3)(9)
Lav Gear Intermediate Holdings, INC.	Class A Units								5,939		681	701		(3)(9)
RFI Group Holdings, L.P.	Class A Units								3,000		300	474		(3)(9)
VP Security Buyer, Inc.	Limited Partnership Units								111,111		111	111		(3)(9)
											1,219	1,406	0.37%
Construction & Engineering
HT Investors, LLC	A1 Units								3,481		370	334		(3)(9)
360 Partners, LLC	Class A Units								1,998		220	203		(3)(9)
											590	537	0.14%
Containers & Packaging
Oliver Investors, LP	Class A Units								6,406		608	—		(3)(9)
Oliver Investors, LP	Class D Units								152		8	—		(3)(9)
Comar Holding Company, LLC	Class A Units								8,172		4,442	4,442		(3)(9)
											5,058	4,442	1.16%
Diversified Consumer Services
FS NU Investors, LP	Class A Units								5,000		500	132		(3)(9)
FS NU Investors, LP	Class C Units								253		26	51		(3)(9)
											526	183	0.05%
Ground Transportation
VTC Buyer Corp	Class A-1 Units								164,000		190	190		(3)(9)
											190	190	0.05%
Health Care Equipment & Supplies
Reliable Medical Supply Acquisition LLC	Series A Interest								103,093		103	103		(3)(9)
											103	103	0.03%
Health Care Technology
BRG Group Holdings, LLC	Class A Units								612,419		626	386		(3)(9)
Xifin, Inc.	Class D Units								11,507		220	220		(3)(9)
											846	606	0.16%
IT Services
Sentinel Technologies, Inc.	Class A Units								1,154		115	115		(3)(9)
											115	115	0.03%
Personal Care Products
KLC Fund 1-C1 LP	Limited Partnership Units								605,769		608	618		(3)(9)
											608	618	0.16%

Total Equity											10,959	9,939	2.59%
Subtotal Non-Controlled/Non-Affiliated Investments											696,234	683,652	178.23%

Controlled Investments:														(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 11.75%		12/31/36		183,603	177,962	165,702		(2)(4)(5)
											$177,962	$165,702	43.20%

Subtotal Controlled Investments											$177,962	$165,702	43.20%
Total Investments											$874,196	$849,354	221.43%

Cash Equivalents:
State Street Institutional U.S. Government Money Market Fund						7-Day Yield 3.74%				$13,450	$13,450	$13,450		(14)(15)
											$13,450	$13,450	3.51%

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
June 30, 2026

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

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings"). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under a prior revolving credit facility before its termination on November 26, 2024, no longer holds any collateral assets, effective as of December 31, 2024. VSDLP holds the Company’s interest in the SDLP (as defined below). VCC CLO Depositor wholly owns VCC CLO 1, LLC ("VCC CLO"), which was formed for the purpose of issuing a term debt securitization, and VCC CLO is consolidated in the Company's consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of June 30, 2026, the Company held approximately $39.9 million in cash and cash equivalents. As of December 31, 2025, the Company held approximately $34.0 million in cash and cash equivalents.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three and six months ended June 30, 2026, the Company earned PIK interest of $0.4 million (or 1.7% of its total investment income), and $0.8 million (or 2.0% of its total investment income), respectively, reflected on the accompanying consolidated statements of operations as part of the interest income. For the three and six months ended June 30, 2025, the Company earned PIK interest of $0.2 million (or 1.0% of its total investment income) and $0.7 million (or 3.0% of its total investment income), respectively, which is reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025, the Company did not earn any PIK fee income.

When the Company does not expect the borrower will be able to pay future accruals of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of June 30, 2026, the Company had investments in two portfolio companies that were current on cash interest payments and were on non-accrual status with respect to their PIK interest only.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2026, certain loans in four portfolio companies held by the Company were on non-accrual with an aggregate amortized cost of $22.0 million and fair value of $9.3 million. As of December 31, 2025, certain loans in one portfolio company held by the Company were on non-accrual with an aggregate amortized cost of $6.1 million and fair value of $2.0 million.

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$678,542	77.8%	$655,435	78.4%
Equity	10,881	1.2	9,343	1.1
Subordinated Certificates of the SDLP	183,377	21.0	171,854	20.5
Total Investments	$872,800	100.0%	$836,632	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$685,275	78.3%	$673,713	79.3%
Equity	10,959	1.3	9,939	1.2
Subordinated Certificates of the SDLP	177,962	20.4	165,702	19.5
Total Investments	$874,196	100.0%	$849,354	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$183,377	21.0%	$171,854	20.5%
Health Care Providers & Services	117,613	13.5	115,487	13.8
Professional Services	53,076	6.1	53,203	6.4
Automobile Components	50,039	5.7	46,010	5.5
Health Care Equipment & Supplies	44,909	5.1	44,858	5.4
Commercial Services & Supplies	44,213	5.1	43,501	5.2
IT Services	33,918	3.9	31,899	3.8
Chemicals	29,108	3.3	29,629	3.5
Health Care Technology	24,635	2.8	24,227	2.9
Food Products	23,935	2.7	18,898	2.3
Trading Companies & Distributors	22,221	2.5	22,388	2.7
Pharmaceuticals	21,477	2.5	21,715	2.6
Personal Care Products	21,032	2.4	16,809	2.0
Distributors	20,704	2.4	20,649	2.5
Diversified Consumer Services	20,581	2.4	17,946	2.2
Software	18,181	2.1	18,241	2.2
Electronic Equipment, Instruments & Components	15,298	1.8	15,400	1.8
Energy Equipment & Services	13,350	1.5	13,352	1.6
Financial Services	11,671	1.3	11,803	1.4
Aerospace & Defense	11,496	1.3	11,555	1.4
Hotels, Restaurants & Leisure	10,058	1.2	10,074	1.2
Construction & Engineering	9,952	1.1	9,941	1.2
Household Products	9,423	1.1	8,871	1.1
Containers & Packaging	9,404	1.1	7,758	0.9
Ground Transportation	9,365	1.1	6,882	0.8
Beverages	9,104	1.0	9,177	1.1
Textiles, Apparel & Luxury Goods	8,585	1.0	8,683	1.0
Marine Transportation	7,070	0.8	6,825	0.8
Consumer Staples Distribution & Retail	6,729	0.8	6,738	0.8
Machinery	6,001	0.7	6,026	0.7
Life Sciences Tools & Services	5,970	0.7	5,926	0.7
Diversified Telecommunication Services(2)	305	0.0	307	0.0
Total Investments	$872,800	100.00%	$836,632	100.00%

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

Transactions With Controlled/Affiliated Companies

During the six months ended June 30, 2026, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2025	Purchases of Investments	Payment-in-kind and other adjustments to cost	Repayments of investments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2026	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$165,702	$13,515	$168	$(8,268)	$737	$—	$171,854	$10,254

During the six months ended June 30, 2025, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2024	Purchases of Investments	Payment-in-kind and other adjustments to cost	Repayments of investments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2025	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$172,152	$7,559	$(1,041)	$(18,807)	$(5,534)	$—	$154,329	$10,884

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of June 30, 2026 and December 31, 2025, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates. SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of June 30, 2026 and December 31, 2025, the Company and ARCC had agreed to make capital available to the SDLP in the aggregate totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of June 30, 2026 and December 31, 2025, the Company has funded $188.9 million and $183.6 million, respectively, of its commitment to the SDLP and had $17.4 million and $22.7 million in unfunded commitments remaining available to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $183.4 million and $171.9 million, respectively, as of June 30, 2026, and $178.0 million and $165.7 million, respectively, as of December 31, 2025. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 11.3% and 12.0%, respectively, as of June 30, 2026, and 11.8% and 12.6%, respectively, as of December 31, 2025. For the three and six months ended June 30, 2026, the Company earned interest income of $5.1 million and $10.3 million, respectively, from its investment in the Subordinated Certificates. For the three and six months ended June 30, 2025, the Company earned interest income of $5.4 million and $10.9 million, respectively, from its investment in the Subordinated Certificates. As of June 30, 2026 and December 31, 2025, $5.1 million and $5.3 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of June 30, 2026 and December 31, 2025, the SDLP’s portfolio was comprised of first lien senior secured loans to U.S. middle-market companies and consisted of investments in industries similar to the companies in the Company’s portfolio. As of June 30, 2026, certain loans in one portfolio company in the SDLP portfolio was on non-accrual status. As of December 31, 2025, none of the loans in the SDLP portfolio were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2026 and December 31, 2025 (dollars in millions):

	As of June 30, 2026	As of December 31, 2025
Total first lien senior secured loans(1)	$4,470	$4,297
Largest loan to a single borrower(1)	$372	$413
Total of five largest loans to borrower(1)	$1,634	$1,719
Number of borrowers in the SDLP	72	39
Commitments to fund delayed draw loans (2)	$260	$259

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of June 30, 2026 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Revolver	N/A					3/29/2032	—	1	1	(2)
Acron Aviation, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	3/29/2032	1,507	1,507	1,507	(2)
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	3/29/2032	9,169	9,169	9,169	(2)
Blue Raven Solutions, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.73%	1/16/2032	9,416	9,416	9,227	(2)
Titan BW Borrower L.P.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.41%	7/26/2032	3,158	3,105	3,105	(2)
Titan BW Borrower L.P.	Term Loan	SOFR	+	2.50% (2.88% PIK)	(Q)	9.01%	7/26/2032	26,410	26,145	26,145	(2)
Zenith AcquisitionCo, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/13/2033	189	189	148	(2)
Zenith AcquisitionCo, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/13/2033	8,021	8,021	7,941	(2)
									57,553	57,243
Automobiles
Bolt Purchaser, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	6/30/2033	9,658	9,658	9,658	(2)
									9,658	9,658
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.88%	8/31/2028	42,648	41,093	34,119	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.88%	8/31/2028	37,136	35,782	29,709	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.88%	8/31/2028	2,419	2,331	1,935	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	8.88%	8/31/2028	180,025	173,461	144,020	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	8.88%	8/31/2028	26,484	25,518	21,187	(2)
Midco Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.50% (5.00% PIK)	(Q)	11.15%	11/9/2029	3,056	3,056	3,056	(2)
Midco Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.50% (5.00% PIK)	(Q)	11.14%	11/9/2029	3,056	3,056	3,056	(2)
Midco Holding, LLC	Term Loan	SOFR	+	2.50% (5.00% PIK)	(Q)	11.15%	11/9/2029	94,019	94,019	94,019	(2)
									378,316	331,101
Capital Markets
Lido Advisors, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.43%	5/10/2032	4,837	4,837	4,837	(2)
Lido Advisors, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	5/10/2032	748	748	748	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.16%	12/2/2032	23,909	23,909	23,909	(2)
PCIA SPV-3, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	8/1/2029	1,933	1,933	1,933	(2)
PCIA SPV-3, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.41%	8/1/2029	3,402	3,402	3,402	(2)
									34,829	34,829
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.89%	4/30/2031	5,277	5,277	5,277	(2)
SePRO Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	8.89%	7/26/2030	14,085	14,085	14,085	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.89%	7/26/2030	116,536	116,536	116,536	(2)
									135,898	135,898
Commercial Services & Supplies
365RM Holdco, LLC	Delayed Draw Term Loan	N/A					5/6/2033	—	—	(7)	(2)
365RM Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	5/6/2033	16,854	16,854	16,686	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(Q)	8.95%	5/28/2032	7,745	7,745	7,745	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(Q)	8.95%	5/28/2032	2,510	2,510	2,510	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.21%	11/26/2032	2,085	2,086	2,086	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	11/26/2032	12,195	12,195	12,195	(2)
CARDS-Live Oak Holdings, Inc.	Revolver	N/A					10/21/2032	—	1	1	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	10/21/2032	2,695	2,695	2,695	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	10/21/2032	10,317	10,317	10,317	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Drogon Bidco Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.63%	8/29/2031	4,345	4,345	4,345	(2)
Drogon Bidco Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.64%	8/29/2031	3,947	3,947	3,947	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.00%	(M)	7.64%	8/20/2031	303,686	303,686	303,686	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	9.85%	10/13/2027	46,108	46,109	42,882	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(S)	9.85%	10/13/2027	192,836	192,836	179,338	(2)
Talon Buyer Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.93%	7/15/2032	3,607	3,483	3,483	(2)
Zinc Buyer Corporation	Delayed Draw Term Loan	N/A					7/24/2031	—	(40)	(40)	(2)
Zinc Buyer Corporation	Term Loan	SOFR	+	4.75%	(Q)	8.42%	7/24/2031	623	617	617	(2)
									609,386	592,486
Construction & Engineering
Bells Parent, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.73%	4/25/2033	2,187	2,187	2,159	(2)
Bells Parent, Inc.	Term Loan	SOFR	+	5.00%	(S)	8.68%	4/25/2033	7,378	7,378	7,285	(2)
BGIF IV Fearless Utility Services, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.65%	6/9/2031	10,165	10,165	10,165	(2)
BGIF IV Fearless Utility Services, Inc.	Term Loan	SOFR	+	5.00%	(M)	8.65%	6/9/2031	14,773	14,773	14,773	(2)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.23%	1/2/2032	4,428	4,428	4,428	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	1/2/2032	181,582	181,582	181,582	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	1/2/2032	3,692	3,692	3,692	(2)
HP RSS Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.41%	12/11/2029	15,928	15,928	15,928	(2)
HP RSS Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.45%	12/11/2029	1,624	1,624	1,624	(2)
Pave America Holding, LLC	Revolver	N/A					8/27/2032	—	1	1	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.38% (2.88% PIK)	(Q)	8.93%	8/27/2032	1,508	1,508	1,508	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.38% (2.88% PIK)	(Q)	8.98%	8/27/2032	8,774	8,774	8,774	(2)
									252,040	251,919
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	12/23/2030	93,333	93,333	93,333	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	12/23/2030	46,993	46,993	46,993	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.39%	12/23/2030	217,593	217,593	217,593	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(89)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.18%	12/20/2032	10,493	10,493	10,178	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.14%	11/12/2030	25,463	25,463	25,463	(2)
									393,875	393,471
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(Q)	8.70%	9/29/2031	7,735	7,735	7,735	(2)
Radwell Parent, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	4/1/2029	620	620	615	(2)
Radwell Parent, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	4/1/2030	48	48	32	(2)
Radwell Parent, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	4/1/2030	6,639	6,639	6,573	(2)
									15,042	14,955
Diversified Consumer Services
Flint OpCo, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.40%	8/15/2030	5,320	5,320	5,320	(2)
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.89%	9/4/2031	19,478	19,478	18,894	(2)
									24,798	24,214
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.16%	11/5/2031	93,649	93,650	93,650	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.16%	11/5/2031	217,193	217,193	217,193	(2)
									310,843	310,843
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.63%	3/1/2030	11,328	11,328	11,328	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.63%	3/1/2030	1,200	1,200	1,200	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.63%	3/1/2030	307	307	307	(2)(3)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Spirit RR Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.73%	9/13/2028	8,090	8,090	8,090	(2)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	N/A					7/1/2032	—	(32)	(32)	(2)
The Ultimus Group Midco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	7/1/2032	18,691	18,598	18,598	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.90%	3/11/2031	23,321	23,321	23,321	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.90%	3/11/2031	115,706	115,706	115,706	(2)
									178,518	178,518
Food Products
DecoPac, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.66%	5/14/2030	40,000	40,000	40,000	(2)
Gula Buyer Inc.	Term Loan	SOFR	+	4.50%	(M)	8.13%	10/27/2031	14,813	14,813	14,813	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.33%	12/10/2029	29,967	28,190	22,176	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.33%	12/10/2029	181,194	170,450	134,084	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.33%	12/10/2029	48,218	45,358	35,681	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.33%	12/10/2029	14,292	13,444	10,575	(2)(5)
Sugar PPC Buyer LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.60%	10/2/2031	1,150	1,150	1,150	(2)
									313,405	258,479
Health Care Equipment & Supplies
Artivion, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.40%	1/21/2031	17,456	17,456	17,456	(2)
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.14%	7/31/2031	225,492	225,492	225,492	(2)
Spruce Bidco II Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.41%	1/30/2032	39,900	39,900	39,900	(2)
									282,848	282,848
Health Care Providers & Services
Premise Health Holding Corp	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	11/8/2032	1,580	1,580	1,580	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(Q)	8.48%	11/8/2032	6,236	6,236	6,236	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(Q)	8.48%	11/8/2032	2,185	2,185	2,185	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	4/8/2032	4,988	4,988	4,988	(2)
									14,989	14,989
Health Care Technology
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.50% (2.50% PIK)	(Q)	8.73%	2/4/2033	6,994	6,994	6,924	(2)
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.50% (2.50% PIK)	(Q)	8.73%	2/4/2033	5,445	5,445	5,390	(2)
Project Alliance Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	8/27/2031	4,070	4,070	4,070	(2)
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.73%	11/3/2031	111,094	111,094	111,094	(2)
									127,603	127,478
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	SOFR	+	2.50% (2.25% PIK)	(Q)	8.41%	11/17/2032	277	278	278	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	2.50% (2.25% PIK)	(Q)	8.48%	11/17/2032	5,670	5,670	5,670	(2)
Invited, Inc.	Delayed Draw Term Loan	N/A					6/9/2032	—	—	(15)	(2)
Invited, Inc.	Term Loan	SOFR	+	5.25%	(Q)	8.86%	6/9/2032	39,747	39,747	39,351	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.66%	6/29/2029	38,089	38,088	38,088	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.66%	6/29/2029	54,191	54,191	54,191	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.73%	6/29/2029	151,975	151,975	151,975	(2)
									289,949	289,538
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	2.88%	(M)	6.62%	11/9/2029	305,031	305,031	286,729	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	2.88% (3.38% PIK)	(Q)	10.06%	11/9/2029	40,576	40,576	38,141	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	2.88% (3.38% PIK)	(Q)	10.06%	11/9/2029	26,811	26,752	25,202	(2)
									372,359	350,072
Insurance
AQ Sunshine, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.74%	7/25/2033	324	324	293	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
AQ Sunshine, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.66%	7/25/2033	5,000	5,000	4,950	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	5,292	5,252	5,292	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	4,533	4,498	4,533	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	3,918	3,888	3,918	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	2,826	2,806	2,826	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	1,239	1,231	1,239	(2)
High Street Buyer, Inc.	Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	2,140	2,124	2,140	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.64%	11/1/2029	3,409	3,408	3,408	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	11/1/2029	3,518	3,518	3,518	(2)
SageSure Holdings, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.26%	1/28/2030	13,437	13,437	13,437	(2)
SageSure Holdings, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.26%	1/28/2030	5,828	5,828	5,828	(2)
SageSure Holdings, LLC	Term Loan	SOFR	+	4.50%	(M)	8.26%	1/28/2030	12,312	12,312	12,312	(2)
SageSure Holdings, LLC	Term Loan	SOFR	+	4.50%	(M)	8.26%	1/28/2030	8,332	8,332	8,332	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	10/31/2031	20,191	20,191	20,191	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.39%	10/31/2031	121,123	121,123	121,123	(2)
									213,272	213,340
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.39%	10/14/2031	14,852	14,852	14,852	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	N/A					12/23/2032	—	—	(11)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	12/23/2032	11,545	11,545	11,430	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	12/23/2032	33	33	31	(2)
									26,430	26,302
Machinery
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	8/6/2032	240,212	240,212	240,212	(2)
JSG II, Inc. and Checkers USA, Inc./JHC Acquisition Corp	Term Loan	SOFR	+	4.50%	(M)	8.14%	9/30/2032	27,901	27,901	27,901	(2)
									268,113	268,113
Professional Services
Grit Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.23%	7/16/2032	8,640	8,640	8,640	(2)
									8,640	8,640
Software
Apple Bidco Holdings, Inc.	Delayed Draw Term Loan	N/A					1/24/2033	—	—	(110)	(2)
Apple Bidco Holdings, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.20%	1/24/2033	12,246	12,246	11,878	(2)
Bottomline Technologies, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.23%	5/14/2029	24,937	24,875	24,937	(2)
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.16%	11/1/2032	11,884	11,884	11,527	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.14%	11/30/2027	12,940	12,940	12,940	(2)(3)
Goose Borrower, L.P.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	3/2/2033	7,234	7,234	7,162	(2)
Goose Borrower, L.P.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	3/2/2033	5,895	5,895	5,837	(2)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.98%	12/30/2032	2,198	2,199	2,199	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	8.98%	12/30/2032	6,365	6,365	6,365	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	N/A					10/25/2032	—	—	(41)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.25%	(Q)	7.91%	10/25/2032	7,936	7,936	7,777	(2)
									91,574	90,471
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.72%	12/14/2027	32,794	32,794	26,235	(2)
									32,794	26,235

Total Senior Secured First Lien Loans									$4,442,732	$4,291,640
Equity
Automobile Components
Midco Holding, LLC	Common Stock							45,844	—	—

Company	Type of Investment	Reference Rate and Spread (1)	Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Midco Holding, LLC	Preferred Shares				59,596	23,119	17,408
						23,119	17,408
Automobiles
Bolt Purchaser, LLC	Common Stock				1	1	1
						1	1
Consumer Staples Distribution & Retail
GMF Parent, Inc.	Limited Partnership				—	1	1
						1	1
Diversified Consumer Services
LHS Borrower, LLC	Limited Partnership				—	1	1
						1	1
Food Products
Manna Pro Products, LLC	Common Stock				21	—	—
Manna Pro Products, LLC	Common Stock				17	—	—
						—	—
Hotels, Restaurants & Leisure
Invited, Inc.	Common Stock				1	1	1
						1	1
Insurance
AQ Sunshine, Inc.	Limited Partnership				1	1	1
						1	1

Total Equity						23,124	17,413

Total Investments						$4,465,856	$4,309,053

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of June 30, 2026.

(2) Loan includes interest rate floor feature.

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

(5) The investment was on non-accrual status as of June 30, 2026.

Below is a listing of SDLP’s individual investments as of December 31, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	3/29/2032	9,191	9,191	9,191	(2)
									9,191	9,191
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	2,414	2,342	1,906	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.92%	08/31/2028	37,057	35,956	29,275	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.92%	08/31/2028	42,557	40,999	33,620	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	26,427	25,641	20,877	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	179,643	174,307	141,918	(2)
Midco Holding, LLC	Term Loan	SOFR	+	7.50%	(M)	11.36%	11/9/2029	91,687	91,687	91,687	(2)
									370,932	319,283
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	4/30/2031	5,569	5,569	5,569	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	7/26/2030	117,128	117,128	117,128	(2)
									122,697	122,697
Commercial Services & Supplies
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	7,783	7,783	7,783	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	2,523	2,523	2,523	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	N/A					11/26/2032	—	—	(15)	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/26/2032	12,195	12,195	12,103	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	N/A					10/21/2032	—	—	(21)	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	10/21/2032	10,368	10,368	10,264	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	3,713	3,713	3,713	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	81,491	81,491	81,491	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	223,760	223,760	223,760	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	46,350	46,350	43,105	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	193,846	193,846	180,277	(2)
									582,029	564,983
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.17%	1/2/2032	4,450	4,450	4,450	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/2/2032	182,499	182,499	182,499	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.69%	8/27/2032	883	883	863	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.38% (2.88% PIK)	(M)	8.92%	8/27/2032	8,691	8,691	8,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.04%	11/21/2029	16,628	16,628	16,628	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	26,604	26,604	26,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.87%	11/21/2029	20,261	20,261	20,261	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.99%	11/21/2029	12,214	12,214	12,214	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.97%	11/21/2029	9,903	9,903	9,903	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	257,272	257,272	257,272	(2)
									539,405	539,298
Consumer Staples Distribution & Retail

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	116,262	116,262	116,262	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	48,600	48,601	48,601	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	248,325	248,325	248,325	(2)
									413,188	413,188
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.67%	09/29/2031	8,327	8,327	8,223	(2)
									8,327	8,223
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	11/05/2031	67,486	67,487	67,487	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.40%	11/05/2031	218,295	218,295	218,295	(2)
									285,782	285,782
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	11,387	11,387	11,387	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	1,206	1,206	1,206	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(S)	9.84%	3/1/2030	309	309	309	(2)(3)
Oak Funding, LLC	Delayed Draw Term Loan	N/A					12/2/2032	—	—	(12)	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(M)	8.29%	12/2/2032	23,970	23,970	23,730	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	23,439	23,439	23,439	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	116,291	116,291	116,291	(2)
									176,602	176,350
Food Products
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(15)	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(13)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/20/2032	10,519	10,519	10,467	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	29,424	28,701	23,245	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	14,033	13,687	11,086	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	47,344	46,181	37,402	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	177,910	173,542	140,549	(2)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	N/A					11/12/2030	—	—	(27)	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.34%	11/12/2030	25,526	25,526	25,271	(2)
									298,156	247,965
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.22%	07/31/2031	226,640	226,640	226,640	(2)
									226,640	226,640
Health Care Providers & Services
Premise Health Holding Corp	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/8/2032	6,268	6,268	6,268	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.75%	(M)	8.42%	4/8/2032	5,000	5,000	5,000	(2)
									11,268	11,268
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	11/03/2031	111,656	111,656	111,656	(2)
									111,656	111,656
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	N/A					11/17/2032	—	—	(5)	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Birdie Bidco, Inc.	Term Loan	SOFR	+	4.50% (2.25% PIK)	(M)	10.42%	11/17/2032	5,622	5,622	5,594	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	41,537	41,537	41,537	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	59,100	59,100	59,100	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	6/29/2029	165,750	165,750	165,750	(2)
									272,009	271,976
Household Durables
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	09/04/2031	19,625	19,625	19,429	(2)
									19,625	19,429
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	26,460	26,460	24,608	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	40,044	40,044	37,241	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.52%	11/09/2027	299,250	299,250	278,303	(2)
									365,754	340,152
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	7,931	7,931	7,931	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	121,736	121,736	121,736	(2)
									129,667	129,667
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.50%	10/14/2031	14,927	14,927	14,778	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	N/A					12/23/2032	—	—	(3)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	11,545	11,545	11,516	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	33	33	32	(2)
									26,505	26,323
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	N/A					10/26/2027	—	—	(13)	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	8/6/2032	240,212	240,212	239,011	(2)
									240,212	238,998
Software
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/1/2032	11,884	11,884	11,824	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.22%	11/30/2027	13,006	13,006	12,875	(2)(3)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	N/A					12/30/2032	—	—	(25)	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	12/30/2032	6,365	6,365	6,301	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	N/A					10/25/2032	—	—	(5)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.37%	10/25/2032	7,936	7,936	7,896	(2)
									39,191	38,866
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.82%	12/14/2027	32,794	32,794	30,170	(2)
									32,794	30,170

Total Senior Secured First Lien Loans									$4,281,630	$4,132,105
Equity
Automobile Components
Midco Holding, LLC	Common Stock							45,844	—	—
Midco Holding, LLC	Preferred Shares							59,596	23,119	26,754
									23,119	26,754
Food Products
Manna Pro Products, LLC	Common Stock							38	—	—
									—	—

Total Equity									23,119	26,754

Total Investments									$4,304,749	$4,158,859

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

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of June 30, 2026	As of December 31, 2025

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,466 and $4,305, respectively)	$4,309	$4,159
Restricted cash	268	103
Other assets	18	25
Total assets	$4,595	$4,287

Senior notes	$3,270	$3,024
Intermediate funding notes	108	113
Interest payable	46	51
Other liabilities	95	47
Total liabilities	3,519	3,235
Members' capital	1,076	1,052
Total liabilities and members' capital	$4,595	$4,287

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Selected Consolidated Statement of Operation Information:
Total revenues	$90	$105	$182	$212
Total expenses	50	64	100	128
Net unrealized appreciation/(depreciation)	2	(11)	(11)	(39)
Net realized gain/(loss)	—	2	—	2
Net income/(loss)	$42	$32	$71	$47

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

After performing the investment analysis and income analysis for the six months ended June 30, 2026, the Company determined that the SDLP's fair value exceeded 20% of the Company's total investments at fair value. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$58	$655,377	$655,435
Equity	—	—	9,343	9,343
Subordinated Certificates of the SDLP	—	—	171,854	171,854
Total investments at fair value	$—	$58	$836,574	$836,632
Cash Equivalents
Money Market Funds	14,745	—	—	14,745
Total cash equivalents	$14,745	$—	$—	$14,745
Interest rate swaps	—	(311)	—	(311)
Total interest rate swaps	$—	$(311)	$—	$(311)

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

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2026 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of March 31, 2026	$644,368	$9,466	$171,632	$825,466
Purchases	50,495	130	6,743	57,368
Payment-in-kind and other adjustments to cost	(4,321)	1	(59)	(4,379)
Repayments of investments	(32,784)	(6)	(7,541)	(40,331)
Net realized gains/(losses)	253	—	—	253
Net amortization of premium/discount	942	—	—	942
Net change in unrealized gains/(losses)	(3,576)	(248)	1,079	(2,745)
Balance as of June 30, 2026	$655,377	$9,343	$171,854	$836,574
Net change in unrealized appreciation/(depreciation) for investments still held as of June 30, 2026	$(3,572)	$(248)	$1,079	$(2,741)

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2025	$673,630	$9,939	$165,702	$849,271
Purchases	70,965	275	13,515	84,755
Payment-in-kind and other adjustments to cost	949	2	168	1,119
Repayments of investments	(80,497)	(6)	(8,268)	(88,771)
Net realized gains/(losses)	253	(348)	—	(95)
Net amortization of premium/discount	1,600	—	—	1,600
Net change in unrealized gains/(losses)	(11,523)	(519)	737	(11,305)
Balance as of June 30, 2026	$655,377	$9,343	$171,854	$836,574
Net change in unrealized appreciation/(depreciation) for investments still held as of June 30, 2026	$(23,075)	$(1,536)	$(11,523)	$(36,134)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2025 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of March 31, 2025	$659,058	$3,765	$164,804	$827,627
Purchases	54,128	8	4,167	58,303
Investment increases due to payment-in-kind income	504	—	(575)	(71)
Principal repayments	(60,383)	8	(11,409)	(71,784)
Net realized gains/(losses)	—	—	—	—
Net amortization of premium/discount	751	—	—	751
Net change unrealized gains/(losses)	(4,806)	(60)	(2,658)	(7,524)
Balance as of June 30, 2025	$649,252	$3,721	$154,329	$807,302
Net change unrealized appreciation/(depreciation) for investments still held as of June 30, 2025	$(4,805)	$(63)	$(2,658)	$(7,526)

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2024	$627,439	$4,437	$172,152	$804,028
Purchases	103,486	376	7,559	111,421
Payment-in-kind and other adjustments to cost	1,563	—	(1,041)	522
Repayments of investments	(78,424)	(301)	(18,807)	(97,532)
Net realized gains/(losses)	—	—	—	—
Net amortization of premium/discount	1,315	—	—	1,315
Net change in unrealized gains/(losses)	(6,127)	(791)	(5,534)	(12,452)
Balance as of June 30, 2025	$649,252	$3,721	$154,329	$807,302
Net change in unrealized appreciation/(depreciation) for investments still held as of June 30, 2025	$(13,052)	$(1,132)	$(17,364)	$(31,548)

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. For the six months ended June 30, 2026, the Company had no investments transferred in/out of the Level 3 category. For the year ended December 31, 2025, the Company had no investments transferred in/out of the Level 3 category.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$572,332	Income Approach (DCF)	Discount Rate	6.7% - 22.9%	9.4%
Senior Secured First Lien Term Loans	25,784	Recent Transaction	Transaction Prices	98.0% - 99.5%	98.5%
Senior Secured First Lien Term Loans	57,261	Recovery Analysis	Recovery Rate	7.0x - 10.8x	9.2x
Equity	5,391	Market Approach	Market Multiple	9.5x - 19.6x	10.7x
Equity	3,851	Income Approach (DCF)	Discount Rate	6.0% - 15.8%	8.6%
		Market Approach	EBITDA Multiple	5.9x - 15.2x	11.6x
Equity	101	Recent Transaction	Transaction Prices	100.0% - 100.0%	100.0%
Subordinated Certificates of the SDLP	171,854	Income Approach (DCF)	Discount Rate	7.5% - 7.5%	7.5%
Total	$836,574

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

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate exposure to interest rate risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes (as defined in "Note 6. Borrowings"), the Company entered into an interest rate swap agreement with CIBC Bank USA ("CIBC"). As of June 30, 2026 and December 31, 2025, the Company had two outstanding interest rates swaps that were designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to each interest rate swap contract was CIBC.

Certain information related to the Company's derivative instruments as of June 30, 2026 is presented in the consolidated statements of assets and liabilities as follows:

As of June 30, 2026
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$3	$(19)	Other Liabilities
Interest rate swap	25,000	12/21/2028	—	(292)	Other Liabilities
Total	$50,000		$3	$(311)

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

The Company records its derivatives on a net basis in the consolidated statements of assets and liabilities. The Company has a master netting agreement with its derivative counterparty which allows for the right to offset by counterparty. As of June 30, 2026, there have been no offsets.

Each of the interest rate swap agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations. As of June 30, 2026, the termination fair value of derivatives in a net liability position related to these agreements was $(0.3) million. As of June 30, 2026, the Company had not posted any collateral related to these agreements.

If the Company had breached any of these provisions at June 30, 2026, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of June 30, 2026, the Company's asset coverage ratio was 173.87%.

The Company’s outstanding debt as of June 30, 2026 and December 31, 2025 was as follows (dollars in thousands):

	As of June 30, 2026				As of December 31, 2025
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
SMBC Facility	195,000	72,100	72,100	72,100	195,000	67,100	67,100	67,100
2026 Notes(1)(2)	25,000	25,000	24,959	25,000	25,000	25,000	24,999	25,000
2028 Notes(1)(2)	25,000	25,000	24,629	25,000	25,000	25,000	24,998	25,000
VCC CLO(1)	377,500	377,500	375,224	377,500	377,500	377,500	375,115	377,500
Total borrowings outstanding	$622,500	$499,600	$496,912	$499,600	$622,500	$494,600	$492,212	$494,600

(1) Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(2) As of June 30, 2026, the carrying values of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $(0.0) million and $(0.3) million, each resulting from a hedge accounting relationship. As of December 31, 2025, the carrying value of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $0.1 million and $0.1 million, respectively, each resulting from a hedge accounting relationship.

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

The initial maximum principal amount of the SMBC Facility was $170 million, subject to availability under the borrowing base, which is based on the Company’s and subsidiary guarantors’ portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $400 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The maximum principal amount available under the SMBC Facility was increased from $170 to $195 million pursuant to the accordion feature under the SMBC Credit Agreement on August 28, 2024. The SMBC Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $10 million, subject to increase or reduction from time to time pursuant to the terms of the SMBC Facility. The SMBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each subsidiary guarantor, subject to certain exceptions.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 2.125% or 2.000% margin, or the alternate base rate plus a 1.125% or 1.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender's exposure with respect to any letters of credit issued at the request of the Company under the SMBC Facility. As of June 30, 2026 and December 31, 2025, the Company had $2.2 million and $1.0 million, in letters of credit issued through the SMBC Facility, respectively. The amount available for borrowing under the SMBC Facility is reduced by any letters of credit issued. As of June 30, 2026, there was $120.7 million available for borrowing (net of letters of credit) under the SMBC Facility, subject to borrowing base limitations.

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

At June 30, 2026 and December 31, 2025, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
SMBC Facility interest	$707	$518	$1,687	$1,326
SMBC Facility unused fees	151	156	278	294
Amortization of debt issuance costs	88	87	174	174
Total interest and financing expenses related to the SMBC Facility	$946	$761	$2,139	$1,794
Weighted average outstanding debt balance of the SMBC Facility	$46,155	$30,756	$55,415	$39,993
Weighted average interest rate of the SMBC Facility (annualized)	6.1%	6.8%	6.1%	6.7%

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

At June 30, 2026 and December 31, 2025, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
VCC CLO interest	$5,270	$5,881	$10,520	$11,846
Amortization of debt issuance costs	55	55	109	109
Total interest and financing expenses related to VCC CLO	$5,325	$5,936	$10,629	$11,955
Weighted average outstanding debt balance of VCC CLO	$377,500	$377,500	$377,500	$377,500
Weighted average interest rate of VCC CLO (annualized)	5.6%	6.2%	5.6%	6.3%

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

At June 30, 2026, and December 31, 2025, the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
2026 Notes interest	$569	$569	$1,138	$1,138
2028 Notes interest	575	575	1,150	1,150
Amortization of debt issuance costs	24	24	48	48
Effect of interest rate swap	29	73	47	130
Total	$1,197	$1,241	$2,383	$2,466
Weighted average stated interest rate, net of effect of interest rate swaps	9.4%	9.8%	9.4%	9.7%
Weighted average outstanding balance	50,000	50,000	50,000	50,000

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

For the three and six months ended June 30, 2026, the Company incurred base management fees to the Adviser of $1.6 million and $3.2 million, respectively.

For the three and six months ended June 30, 2025, the Company incurred base management fees to the Adviser of $1.6 million and $3.1 million, respectively.

As of June 30, 2026 and December 31, 2025, $1.6 million and $1.6 million, respectively, was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three and six months ended June 30, 2026, the Company incurred an Income Incentive Fee of $1.0 million and $1.2 million, respectively.

For the three and six months ended June 30, 2025, the Company incurred an Income Incentive Fee of $0.5 million and $1.4 million, respectively.

As of June 30, 2026 and December 31, 2025, $1.0 million and $1.4 million, respectively, was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not incur a Capital Gains Incentive Fee.

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

Administration Agreement

The Company is a party to an administration agreement, dated September 6, 2023, (the "Administration Agreement"), by and between the Company and Varagon (in its capacity as the administrator, the "Administrator"). Pursuant to the Administration Agreement, the Administrator (or one or more delegated service providers) furnishes the Company with office facilities, together with equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC and otherwise assists with the Company’s compliance with the rules and regulations applicable to a BDC and RIC. In addition, the Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s shareholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Administrator will charge the Company only for the actual expenses it incurs on its behalf, or its allocable portion thereof, without any profit to the Administrator.

For the three and six months ended June 30, 2026, the Company recorded administrator expenses of $0.2 million and $0.5 million, respectively.

For the three and six months ended June 30, 2025, the Company recorded administrator expenses of $0.3 million and $0.5 million, respectively.

As of June 30, 2026 and December 31, 2025, the Company had $0.2 million and $0.2 million, respectively, in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

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

As of June 30, 2026 and December 31, 2025, there were no Fronted Amounts advanced by the Company from Varagon.

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

Note 8. Commitments and Contingencies

Unfunded commitments

As of June 30, 2026 and December 31, 2025, the Company had commitments under loan and financing agreements to fund up to $100.6 million to 87 portfolio companies and $104.9 million to 76 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedules of Investments. The Company's obligation to fund commitments is generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2026 and December 31, 2025 are shown in the table below (dollars in thousands):

Issuer	As of June 30, 2026	As of December 31, 2025
360 Partners LLC	3,043	3,043
360 Partners LLC	1,261	1,739
3G Intermediate, Inc.	—	400
42 North Dental, LLC	568	—
42 North Dental, LLC	284	—
Accupac, LLC	435	652
ACP Oak Buyer, Inc.	1,498	1,498
ACP Oak Buyer, Inc.	—	333
Advanced Infusion Solutions Acquisition, LLC	210	—
Advanced Infusion Solutions Acquisition, LLC	998	—
Advanced Web Technologies Holding Company	274	274
Advanced Web Technologies Holding Company	—	608
Alert SRC Newco LLC	524	604
Allergy & Clinical MidCo, LLC	2,354	2,354
Allergy & Clinical MidCo, LLC	129	257
Andretti Buyer, LLC	41	—
Andretti Buyer, LLC	41	—
Apex Dental Partners, LLC	759	683
Apex Dental Partners, LLC	497	1,390
Basin Innovation Group, LLC	—	329
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	1,237	1,237
BH Buyer, Inc.	776	776
Big Bucks Acquisition Corporation	795	795
Boulder Scientific Company, LLC	71	71
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Champion Elevator Operating Corporation	304	—
Champion Elevator Operating Corporation	609	—
Charlie RF Voltron Acquisition, Inc.	266	—
Charlie RF Voltron Acquisition, Inc.	178	—
Concord III, L.L.C.,	52	52
CPL Consultants, LLC	50	—
CPL Consultants, LLC	396	—
Distinct Holdings, Inc.	689	451
DRML Holdings LLC	2,000	2,000
DRML Holdings LLC	1,333	1,333
Easy Ice, LLC	704	1,043
Easy Ice, LLC	597	495
Empower Benefits Inc.	186	—
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	519	404
Express Wash Acquisition Company, LLC	180	180
Eye Health America, LLC	137	184
Eye Health America, LLC	600	528
FS Squared Holding Corp.	60	60
FS Squared Holding Corp.	54	14
G-3 Mobility Buyer LLC	567	—
G-3 Mobility Buyer LLC	847	—
Gen4 Dental Partners OPCO, LLC	—	585
Gen4 Dental Partners OPCO, LLC	—	2,342
Healthfuse, LLC	1,442	1,442
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	—	25
HLSG Intermediate, LLC	—	121

Issuer	As of June 30, 2026	As of December 31, 2025
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	302	474
HTI Intermediate, LLC	493	657
Hub Pen Company, LLC	629	472
Iron Pillar United Mining Group, LLC	650	—
Iron Pillar United Mining Group, LLC	325	—
ISQ Hawkeye HoldCo, Inc.	32	—
iVision Buyer, LLC	409	—
JTM Foods LLC	5	14
KL Bronco Acquisition, Inc.	536	714
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	482	566
Krayden Holdings, Inc.	865	480
Lav Gear Intermediate Holdings, INC.	59	73
Le Sueur, Incorporated	1,210	—
Le Sueur, Incorporated	484	—
Leiters, Inc.	145	56
Lightspeed Buyer, Inc.	701	318
Lightspeed Buyer, Inc.	159	—
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	486	804
MDI Buyer, Inc.	—	453
MDI Buyer, Inc.	1,171	1,171
MechanAir, LLC	1,188	1,188
MechanAir, LLC	150	150
MES Intermediate, Inc. (fka Municipal Emergency Services, Inc. )	300	300
MWD Management, LLC	400	400
National Safety Apparel LLC (fka BPCP NSA Intermedco, Inc.)	996	996
NBPT Acquisition LLC	1,754	1,834
NBPT Acquisition LLC	355	444
NS and Associates LLC	468	468
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	4
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	—	1,213
Pareto Buyer, LLC	932	932
Pareto Buyer, LLC	621	621
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	1,000	1,250
Phia Purchaser, LLC	378	378
Phia Purchaser, LLC	630	630
Pillr Health Intermediate II, LLC	377	550
Pillr Health Intermediate II, LLC	507	1,019
QM Buyer, Inc.	1,470	2,306
QM Buyer, Inc.	1,153	1,153
RBS Buyer Inc.	918	918
RBS Buyer Inc.	551	551
Reliable Medical Supply Acquisitionco LLC	668	668
Reliable Medical Supply Acquisitionco LLC	1,169	1,169
RFI Buyer, Inc.	156	166
RFI Buyer, Inc.	724	1,153
RWA Wealth Partners, LLC	5,300	5,300

Issuer	As of June 30, 2026	As of December 31, 2025
RWA Wealth Partners, LLC	1,944	1,944
Senior Direct Lending Program, LLC	8,513	8,625
Sentinel Technologies, Inc	591	591
SHF Holdings, Inc.	144	144
Source Holding Delaware, LLC	294	571
Source Holding Delaware, LLC	1,645	1,645
Specialized Dental Holdings II, LLC	1,872	1,872
Techmer BB Bidco, LLC	2	3
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	235	586
Titan Group Holdco, LLC	—	586
Triwizard Holdings, Inc.	472	—
TRX Buyer LLC	300	—
TRX Buyer LLC	526	—
TWH Bidco, LLC	705	—
UHY Advisors, Inc.	1,383	1,247
UHY Advisors, Inc.	2,221	5,832
US Health Partners Management, LLC	3	22
US Health Partners Management, LLC	—	6
U.S. Urology Partners, LLC	483	853
USN Opco, LLC	377	556
USN Opco, LLC	302	—
USSC Holding Corp.	246	246
Velocity Buyer, Inc.	1,781	1,781
VG Target Holdings, LLC	—	27
VP Security Buyer, Inc.	208	208
VP Security Buyer, Inc.	111	139
VTC Buyer Corp	361	361
VTC Buyer Corp	333	505
Xifin, Inc.	427	474
Zavation Medical Products, LLC	159	—
Zep Holdco Inc.	1,319	1,000
Total Unfunded Commitments	$100,560	$104,865

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2026, the Company had cash of $39.9 million, available borrowings under the SMBC Facility of $120.7 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

Also included within commitments, as of June 30, 2026 and December 31, 2025, were commitments to issue up to $0.7 million and $0.2 million, respectively, in letter of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2026 and December 31, 2025, respectively, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

Note 9. Directors' Fees and Expenses

The Company’s business and its affairs are managed under the direction of the Board. The Board consists of four (4) members, three (3) of whom are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (the “Independent Directors”).

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

For the three and six months ended June 30, 2026, the Company accrued directors' fees of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2025, the Company accrued directors' fees of $0.1 million and $0.2 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had $0.1 million and $0.1 million, respectively, in "Directors' fees and expenses payable" in the accompanying consolidated statements of assets and liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share, for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$7,172	$3,690	$8,359	$9,657
Weighted average shares outstanding (basic and diluted)	41,537,571	41,529,909	41,537,160	41,528,578
Earnings per share (basic and diluted)	$0.17	$0.09	$0.20	$0.23

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

As of June 30, 2026, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 million remaining undrawn) is from Varagon and current officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through June 30, 2026 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through June 30, 2026 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Quarterly	August 6, 2025	September 30, 2025	October 17, 2025	0.2400	9,944	2,644	24
Special	August 6, 2025	September 30, 2025	October 17, 2025	0.0185	766	204	2
Quarterly	November 5, 2025	December 31, 2025	January 16, 2026	0.2400	9,960	899	8
Special	November 5, 2025	December 31, 2025	January 16, 2026	0.0185	768	69	1
Quarterly	March 12, 2026	March 31, 2026	April 24, 2026	0.2300	9,545	888	8
Quarterly	May 7, 2026	June 30,2026	July 24, 2026	0.2300	9,545	931	8
Total					$174,524	$51,997	$508

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

As of June 30, 2026 and December 31, 2025, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three and six months ended June 30, 2026 and the year ended December 31, 2025, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no uncertain tax positions as of and through June 30, 2026.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of June 30, 2026.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company's federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025 (dollars in thousands, except per share data):

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Per Share Data: (1)
Net asset value, beginning of period	$9.23	$9.47
Net investment income (loss)	0.48	0.53
Net unrealized appreciation (depreciation) on investments	(0.27)	(0.30)
Net realized gains (losses) on investments	(0.01)	—
Net increase (decrease) in net assets resulting from operations	0.20	0.23
Distributions of net investment income to shareholders (2)	(0.46)	(0.52)
Net asset value per share, end of period(3)	$8.98	$9.19
Number of shares outstanding, end of period	41,537,795	41,530,369
Total return based on net asset value (4)(5)	2.41%	2.41%
Net assets attributable to shareholders, end of period	$372,838	$381,526

Ratio to average net assets attributable to shareholders:(8)
Average net assets	$377,206	$387,788
Total expenses (6)	11.56%	11.84%
Total expenses (other than incentive fee) (6)	11.25%	11.49%
Net investment income (6)	10.90%	11.86%
Interest expense and credit facility fees (6)	8.10%	8.43%

Ratios/Supplemental Data:
Asset coverage, end of period (7)	173.87%	181.33%
Weighted average shares outstanding	41,537,160	41,528,578
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%
Average debt outstanding (8)	$482,915	$467,493
Average debt outstanding per share	$11.63	$11.26
Portfolio turnover (5)	10.21%	12.10%
Year of formation	2019	2019

(1) The per share data was derived by using the weighted average shares outstanding.

(2) Distributions declared per common share was calculated as the sum of distributions on common stock declared during the year divided by the number of shares of common stock outstanding at each respective quarter-end date.

(3) Net asset value per share, end of period for the six months ended June 30, 2026 and 2025, do not foot due to rounding.

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

Note 13. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is comprised of the Company’s chief executive officer, President and Chief Financial Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s consolidated net investment income ("NII") and net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes NII and net income as key metrics in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

Note 14. Subsequent Events

Management has evaluated subsequent events through August 11, 2026, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements for the six months ended June 30, 2026, except as disclosed below:

Dividend Declaration

On August 6, 2026, the Board declared a dividend of $0.23 per share payable on October 23, 2026 to shareholders of record as of the close of business on September 30, 2026.

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

VCC Equity Holdings, LLC (“VCCEH”), VCC Funding, LLC (“VCCF”), Varagon SDLP, LLC (“VSDLP”), and VCC CLO 1 Depositor, LLC ("VCC CLO Depositor") are wholly owned subsidiaries of the Company and are consolidated in the Company’s consolidated financial statements from June 2, 2022, the commencement of investment operations, or the date of their respective formation, in accordance with the Company’s consolidation policy. VCCEH is taxed as a corporation for U.S. federal income tax purposes and was formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The assets held by VCCEH guarantee the borrowings outstanding under the SMBC Facility (as defined below) (See "Note 6. Borrowings" in our consolidated audited financial statements). VCCF, a bankruptcy remote special purpose entity, whose assets were pledged as collateral supporting the amounts outstanding under a prior revolving credit facility before its termination on November 26, 2024, no longer holds any collateral assets, effective as of December 31, 2024. VSDLP holds the Company's interest in the SDLP (as defined below). VCC CLO Depositor wholly owns VCC CLO 1, LLC ("VCC CLO"), which was formed for the purpose of issuing a term debt securitization, and VCC CLO is consolidated in the Company's consolidated financial statements.

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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of June 30, 2026, the Company's asset coverage ratio was 173.87%.

Portfolio and Investment Activity

As of June 30, 2026, our portfolio had a fair value of approximately $836.6 million. The following table summarizes our portfolio and investment activity during the six months ended June 30, 2026 (dollars in thousands):

Six months ended June 30,
2026
Investments made in new portfolio companies	$15,153
Investments made in existing portfolio companies	$69,602
Aggregate amount in exits and repayments	$(88,771)
Net investment activity	$(4,016)

Portfolio Companies, at beginning of period	115
Number of new portfolio companies	15
Number of exited portfolio companies	(6)
Portfolio companies, at end of period	124

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$678,542	77.8%	$655,435	78.4%
Equity	10,881	1.2	9,343	1.1
Subordinated Certificates of the SDLP	183,377	21.0	171,854	20.5
Total Investments	$872,800	100.0%	$836,632	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	9.2%	9.9%	9.4%	10.2%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	11.3%	12.0%	11.8%	12.6%
Total	9.6%	10.3%	9.9%	10.7%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of June 30, 2026 and December 31, 2025, respectively.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	As of June 30, 2026		As of December 31, 2025
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$36,742	4.4%	$18,738	2.2%
2	753,029	90.0	790,430	93.1
3	35,994	4.3	37,199	4.4
4	—	—	—	—
5	10,867	1.3	2,987	0.3
Total	$836,632	100.0%	$849,354	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing(1)	$839,884	97.4%	$857,126	99.3%
Non-Accrual	22,035	2.6	6,111	0.7
Total	$861,919	100.0%	$863,237	100.0%

(1) As of June 30, 2026, the Company had investments in two portfolio companies that were current on cash interest payments and were on non-accrual status with respect to the portion of the interest that is PIK interest only.

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of June 30, 2026 and December 31, 2025, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of June 30, 2026 and December 31, 2025, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of June 30, 2026 and December 31, 2025, the Company has funded $188.9 million and $183.6 million, respectively, of its commitment to the SDLP and had $17.4 million and $22.7 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $183.4 million and $171.9 million, respectively, as of June 30, 2026, and $178.0 million and $165.7 million, respectively, as of December 31, 2025. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 11.3% and 12.0%, respectively, as of June 30, 2026, and 11.8% and 12.6%, respectively, as of December 31, 2025. For the three and six months ended June 30, 2026, the Company earned interest income of $5.1 million and $10.3 million, respectively, from its investment in the Subordinated Certificates. For the three and six months ended June 30, 2025, the Company earned interest income of $5.4 million and $10.9 million, respectively, from its investment in the Subordinated Certificates. As of June 30, 2026 and December 31, 2025, $5.1 million and $5.3 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of June 30, 2026 and December 31, 2025, the SDLP’s portfolio was comprised of first lien senior secured loans to U.S. middle-market companies and consisted of investments in industries similar to the companies in the Company’s portfolio. As of June 30, 2026, certain loans in one portfolio company in the SDLP portfolio was on non-accrual status. As of December 31, 2025, none of the loans in the SDLP portfolio were on non-accrual status. Below is a summary of the SDLP’s portfolio as of June 30, 2026 and December 31, 2025 (dollars in millions):

	As of June 30, 2026	As of December 31, 2025
Total first lien senior secured loans(1)	$4,470	$4,297
Largest loan to a single borrower(1)	$372	$413
Total of five largest loans to borrower(1)	$1,634	$1,719
Number of borrowers in the SDLP	72	39
Commitments to fund delayed draw loans (2)	$260	$259

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of June 30, 2026 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Revolver	N/A					3/29/2032	—	1	1	(2)
Acron Aviation, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	3/29/2032	1,507	1,507	1,507	(2)
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	3/29/2032	9,169	9,169	9,169	(2)
Blue Raven Solutions, LLC	Term Loan	SOFR	+	6.00%	(Q)	9.73%	1/16/2032	9,416	9,416	9,227	(2)
Titan BW Borrower L.P.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.41%	7/26/2032	3,158	3,105	3,105	(2)
Titan BW Borrower L.P.	Term Loan	SOFR	+	2.50% (2.88% PIK)	(Q)	9.01%	7/26/2032	26,410	26,145	26,145	(2)
Zenith AcquisitionCo, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/13/2033	189	189	148	(2)
Zenith AcquisitionCo, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/13/2033	8,021	8,021	7,941	(2)
									57,553	57,243
Automobiles
Bolt Purchaser, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	6/30/2033	9,658	9,658	9,658	(2)
									9,658	9,658
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.88%	8/31/2028	42,648	41,093	34,119	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.88%	8/31/2028	37,136	35,782	29,709	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.88%	8/31/2028	2,419	2,331	1,935	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	8.88%	8/31/2028	180,025	173,461	144,020	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	8.88%	8/31/2028	26,484	25,518	21,187	(2)
Midco Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.50% (5.00% PIK)	(Q)	11.15%	11/9/2029	3,056	3,056	3,056	(2)
Midco Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.50% (5.00% PIK)	(Q)	11.14%	11/9/2029	3,056	3,056	3,056	(2)
Midco Holding, LLC	Term Loan	SOFR	+	2.50% (5.00% PIK)	(Q)	11.15%	11/9/2029	94,019	94,019	94,019	(2)
									378,316	331,101
Capital Markets
Lido Advisors, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.43%	5/10/2032	4,837	4,837	4,837	(2)
Lido Advisors, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	5/10/2032	748	748	748	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.16%	12/2/2032	23,909	23,909	23,909	(2)
PCIA SPV-3, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	8/1/2029	1,933	1,933	1,933	(2)
PCIA SPV-3, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.41%	8/1/2029	3,402	3,402	3,402	(2)
									34,829	34,829
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.89%	4/30/2031	5,277	5,277	5,277	(2)
SePRO Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(M)	8.89%	7/26/2030	14,085	14,085	14,085	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.89%	7/26/2030	116,536	116,536	116,536	(2)
									135,898	135,898
Commercial Services & Supplies
365RM Holdco, LLC	Delayed Draw Term Loan	N/A					5/6/2033	—	—	(7)	(2)
365RM Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	5/6/2033	16,854	16,854	16,686	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(Q)	8.95%	5/28/2032	7,745	7,745	7,745	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(Q)	8.95%	5/28/2032	2,510	2,510	2,510	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.21%	11/26/2032	2,085	2,086	2,086	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	11/26/2032	12,195	12,195	12,195	(2)
CARDS-Live Oak Holdings, Inc.	Revolver	N/A					10/21/2032	—	1	1	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	10/21/2032	2,695	2,695	2,695	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	10/21/2032	10,317	10,317	10,317	(2)
Drogon Bidco Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.63%	8/29/2031	4,345	4,345	4,345	(2)
Drogon Bidco Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.64%	8/29/2031	3,947	3,947	3,947	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.00%	(M)	7.64%	8/20/2031	303,686	303,686	303,686	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	9.85%	10/13/2027	46,108	46,109	42,882	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(S)	9.85%	10/13/2027	192,836	192,836	179,338	(2)
Talon Buyer Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.93%	7/15/2032	3,607	3,483	3,483	(2)
Zinc Buyer Corporation	Delayed Draw Term Loan	N/A					7/24/2031	—	(40)	(40)	(2)
Zinc Buyer Corporation	Term Loan	SOFR	+	4.75%	(Q)	8.42%	7/24/2031	623	617	617	(2)
									609,386	592,486
Construction & Engineering
Bells Parent, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.73%	4/25/2033	2,187	2,187	2,159	(2)
Bells Parent, Inc.	Term Loan	SOFR	+	5.00%	(S)	8.68%	4/25/2033	7,378	7,378	7,285	(2)
BGIF IV Fearless Utility Services, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.65%	6/9/2031	10,165	10,165	10,165	(2)
BGIF IV Fearless Utility Services, Inc.	Term Loan	SOFR	+	5.00%	(M)	8.65%	6/9/2031	14,773	14,773	14,773	(2)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.23%	1/2/2032	4,428	4,428	4,428	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	1/2/2032	181,582	181,582	181,582	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	1/2/2032	3,692	3,692	3,692	(2)
HP RSS Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.41%	12/11/2029	15,928	15,928	15,928	(2)
HP RSS Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.45%	12/11/2029	1,624	1,624	1,624	(2)
Pave America Holding, LLC	Revolver	N/A					8/27/2032	—	1	1	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.38% (2.88% PIK)	(Q)	8.93%	8/27/2032	1,508	1,508	1,508	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.38% (2.88% PIK)	(Q)	8.98%	8/27/2032	8,774	8,774	8,774	(2)
									252,040	251,919
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	12/23/2030	93,333	93,333	93,333	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	12/23/2030	46,993	46,993	46,993	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.39%	12/23/2030	217,593	217,593	217,593	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(89)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.18%	12/20/2032	10,493	10,493	10,178	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.14%	11/12/2030	25,463	25,463	25,463	(2)
									393,875	393,471
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(Q)	8.70%	9/29/2031	7,735	7,735	7,735	(2)
Radwell Parent, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	4/1/2029	620	620	615	(2)
Radwell Parent, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	4/1/2030	48	48	32	(2)
Radwell Parent, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	4/1/2030	6,639	6,639	6,573	(2)
									15,042	14,955
Diversified Consumer Services
Flint OpCo, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.40%	8/15/2030	5,320	5,320	5,320	(2)
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.89%	9/4/2031	19,478	19,478	18,894	(2)
									24,798	24,214
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.16%	11/5/2031	93,649	93,650	93,650	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.16%	11/5/2031	217,193	217,193	217,193	(2)
									310,843	310,843

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.63%	3/1/2030	11,328	11,328	11,328	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.63%	3/1/2030	1,200	1,200	1,200	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.63%	3/1/2030	307	307	307	(2)(3)
Spirit RR Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.73%	9/13/2028	8,090	8,090	8,090	(2)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	N/A					7/1/2032	—	(32)	(32)	(2)
The Ultimus Group Midco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	7/1/2032	18,691	18,598	18,598	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.90%	3/11/2031	23,321	23,321	23,321	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.90%	3/11/2031	115,706	115,706	115,706	(2)
									178,518	178,518
Food Products
DecoPac, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.66%	5/14/2030	40,000	40,000	40,000	(2)
Gula Buyer Inc.	Term Loan	SOFR	+	4.50%	(M)	8.13%	10/27/2031	14,813	14,813	14,813	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.33%	12/10/2029	29,967	28,190	22,176	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.33%	12/10/2029	181,194	170,450	134,084	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.33%	12/10/2029	48,218	45,358	35,681	(2)(5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.33%	12/10/2029	14,292	13,444	10,575	(2)(5)
Sugar PPC Buyer LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.60%	10/2/2031	1,150	1,150	1,150	(2)
									313,405	258,479
Health Care Equipment & Supplies
Artivion, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.40%	1/21/2031	17,456	17,456	17,456	(2)
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.14%	7/31/2031	225,492	225,492	225,492	(2)
Spruce Bidco II Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.41%	1/30/2032	39,900	39,900	39,900	(2)
									282,848	282,848
Health Care Providers & Services
Premise Health Holding Corp	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	11/8/2032	1,580	1,580	1,580	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(Q)	8.48%	11/8/2032	6,236	6,236	6,236	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(Q)	8.48%	11/8/2032	2,185	2,185	2,185	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	4/8/2032	4,988	4,988	4,988	(2)
									14,989	14,989
Health Care Technology
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.50% (2.50% PIK)	(Q)	8.73%	2/4/2033	6,994	6,994	6,924	(2)
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.50% (2.50% PIK)	(Q)	8.73%	2/4/2033	5,445	5,445	5,390	(2)
Project Alliance Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	8/27/2031	4,070	4,070	4,070	(2)
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.73%	11/3/2031	111,094	111,094	111,094	(2)
									127,603	127,478
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	SOFR	+	2.50% (2.25% PIK)	(Q)	8.41%	11/17/2032	277	278	278	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	2.50% (2.25% PIK)	(Q)	8.48%	11/17/2032	5,670	5,670	5,670	(2)
Invited, Inc.	Delayed Draw Term Loan	N/A					6/9/2032	—	—	(15)	(2)
Invited, Inc.	Term Loan	SOFR	+	5.25%	(Q)	8.86%	6/9/2032	39,747	39,747	39,351	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.66%	6/29/2029	38,089	38,088	38,088	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.66%	6/29/2029	54,191	54,191	54,191	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.73%	6/29/2029	151,975	151,975	151,975	(2)
									289,949	289,538
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	2.88%	(M)	6.62%	11/9/2029	305,031	305,031	286,729	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Walnut Parent, Inc.	Term Loan	SOFR	+	2.88% (3.38% PIK)	(Q)	10.06%	11/9/2029	40,576	40,576	38,141	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	2.88% (3.38% PIK)	(Q)	10.06%	11/9/2029	26,811	26,752	25,202	(2)
									372,359	350,072
Insurance
AQ Sunshine, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.74%	7/25/2033	324	324	293	(2)
AQ Sunshine, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.66%	7/25/2033	5,000	5,000	4,950	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	5,292	5,252	5,292	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	4,533	4,498	4,533	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	3,918	3,888	3,918	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	2,826	2,806	2,826	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	1,239	1,231	1,239	(2)
High Street Buyer, Inc.	Term Loan	SOFR	+	4.25%	(Q)	7.98%	4/14/2028	2,140	2,124	2,140	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.64%	11/1/2029	3,409	3,408	3,408	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	11/1/2029	3,518	3,518	3,518	(2)
SageSure Holdings, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.26%	1/28/2030	13,437	13,437	13,437	(2)
SageSure Holdings, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.26%	1/28/2030	5,828	5,828	5,828	(2)
SageSure Holdings, LLC	Term Loan	SOFR	+	4.50%	(M)	8.26%	1/28/2030	12,312	12,312	12,312	(2)
SageSure Holdings, LLC	Term Loan	SOFR	+	4.50%	(M)	8.26%	1/28/2030	8,332	8,332	8,332	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.39%	10/31/2031	20,191	20,191	20,191	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.39%	10/31/2031	121,123	121,123	121,123	(2)
									213,272	213,340
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.39%	10/14/2031	14,852	14,852	14,852	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	N/A					12/23/2032	—	—	(11)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	12/23/2032	11,545	11,545	11,430	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	12/23/2032	33	33	31	(2)
									26,430	26,302
Machinery
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	8/6/2032	240,212	240,212	240,212	(2)
JSG II, Inc. and Checkers USA, Inc./JHC Acquisition Corp	Term Loan	SOFR	+	4.50%	(M)	8.14%	9/30/2032	27,901	27,901	27,901	(2)
									268,113	268,113
Professional Services
Grit Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.23%	7/16/2032	8,640	8,640	8,640	(2)
									8,640	8,640
Software
Apple Bidco Holdings, Inc.	Delayed Draw Term Loan	N/A					1/24/2033	—	—	(110)	(2)
Apple Bidco Holdings, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.20%	1/24/2033	12,246	12,246	11,878	(2)
Bottomline Technologies, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.23%	5/14/2029	24,937	24,875	24,937	(2)
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.16%	11/1/2032	11,884	11,884	11,527	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.14%	11/30/2027	12,940	12,940	12,940	(2)(3)
Goose Borrower, L.P.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.48%	3/2/2033	7,234	7,234	7,162	(2)
Goose Borrower, L.P.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	3/2/2033	5,895	5,895	5,837	(2)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.98%	12/30/2032	2,198	2,199	2,199	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	8.98%	12/30/2032	6,365	6,365	6,365	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	N/A					10/25/2032	—	—	(41)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.25%	(Q)	7.91%	10/25/2032	7,936	7,936	7,777	(2)
									91,574	90,471

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.72%	12/14/2027	32,794	32,794	26,235	(2)
									32,794	26,235

Total Senior Secured First Lien Loans									$4,442,732	$4,291,640
Equity
Automobile Components
Midco Holding, LLC	Common Stock							45,844	—	—
Midco Holding, LLC	Preferred Shares							59,596	23,119	17,408
									23,119	17,408
Automobiles
Bolt Purchaser, LLC	Common Stock							1	1	1
									1	1
Consumer Staples Distribution & Retail
GMF Parent, Inc.	Limited Partnership							—	1	1
									1	1
Diversified Consumer Services
LHS Borrower, LLC	Limited Partnership							—	1	1
									1	1
Food Products
Manna Pro Products, LLC	Common Stock							21	—	—
Manna Pro Products, LLC	Common Stock							17	—	—
									—	—
Hotels, Restaurants & Leisure
Invited, Inc.	Common Stock							1	1	1
									1	1
Insurance
AQ Sunshine, Inc.	Limited Partnership							1	1	1
									1	1

Total Equity									23,124	17,413

Total Investments									$4,465,856	$4,309,053

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of June 30, 2026.

(2) Loan includes interest rate floor feature.

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

(5) The investment was on non-accrual status as of June 30, 2026.

Below is a listing of SDLP’s individual investments as of December 31, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	3/29/2032	9,191	9,191	9,191	(2)
									9,191	9,191
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	2,414	2,342	1,906	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.92%	08/31/2028	37,057	35,956	29,275	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.92%	08/31/2028	42,557	40,999	33,620	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	26,427	25,641	20,877	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	179,643	174,307	141,918	(2)
Midco Holding, LLC	Term Loan	SOFR	+	7.50%	(M)	11.36%	11/9/2029	91,687	91,687	91,687	(2)
									370,932	319,283
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	4/30/2031	5,569	5,569	5,569	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	7/26/2030	117,128	117,128	117,128	(2)
									122,697	122,697
Commercial Services & Supplies
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	7,783	7,783	7,783	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	2,523	2,523	2,523	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	N/A					11/26/2032	—	—	(15)	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/26/2032	12,195	12,195	12,103	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	N/A					10/21/2032	—	—	(21)	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	10/21/2032	10,368	10,368	10,264	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	3,713	3,713	3,713	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	81,491	81,491	81,491	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	223,760	223,760	223,760	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	46,350	46,350	43,105	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	193,846	193,846	180,277	(2)
									582,029	564,983
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.17%	1/2/2032	4,450	4,450	4,450	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/2/2032	182,499	182,499	182,499	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.69%	8/27/2032	883	883	863	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.38% (2.88% PIK)	(M)	8.92%	8/27/2032	8,691	8,691	8,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.04%	11/21/2029	16,628	16,628	16,628	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	26,604	26,604	26,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.87%	11/21/2029	20,261	20,261	20,261	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.99%	11/21/2029	12,214	12,214	12,214	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.97%	11/21/2029	9,903	9,903	9,903	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	257,272	257,272	257,272	(2)
									539,405	539,298
Consumer Staples Distribution & Retail

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	116,262	116,262	116,262	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	48,600	48,601	48,601	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	248,325	248,325	248,325	(2)
									413,188	413,188
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.67%	09/29/2031	8,327	8,327	8,223	(2)
									8,327	8,223
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	11/05/2031	67,486	67,487	67,487	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.40%	11/05/2031	218,295	218,295	218,295	(2)
									285,782	285,782
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	11,387	11,387	11,387	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	1,206	1,206	1,206	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(S)	9.84%	3/1/2030	309	309	309	(2)(3)
Oak Funding, LLC	Delayed Draw Term Loan	N/A					12/2/2032	—	—	(12)	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(M)	8.29%	12/2/2032	23,970	23,970	23,730	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	23,439	23,439	23,439	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	116,291	116,291	116,291	(2)
									176,602	176,350
Food Products
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(15)	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(13)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/20/2032	10,519	10,519	10,467	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	29,424	28,701	23,245	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	14,033	13,687	11,086	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	47,344	46,181	37,402	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	177,910	173,542	140,549	(2)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	N/A					11/12/2030	—	—	(27)	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.34%	11/12/2030	25,526	25,526	25,271	(2)
									298,156	247,965
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.22%	07/31/2031	226,640	226,640	226,640	(2)
									226,640	226,640
Health Care Providers & Services
Premise Health Holding Corp	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/8/2032	6,268	6,268	6,268	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.75%	(M)	8.42%	4/8/2032	5,000	5,000	5,000	(2)
									11,268	11,268
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	11/03/2031	111,656	111,656	111,656	(2)
									111,656	111,656
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	N/A					11/17/2032	—	—	(5)	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Birdie Bidco, Inc.	Term Loan	SOFR	+	4.50% (2.25% PIK)	(M)	10.42%	11/17/2032	5,622	5,622	5,594	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	41,537	41,537	41,537	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	59,100	59,100	59,100	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	6/29/2029	165,750	165,750	165,750	(2)
									272,009	271,976
Household Durables
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	09/04/2031	19,625	19,625	19,429	(2)
									19,625	19,429
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	26,460	26,460	24,608	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	40,044	40,044	37,241	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.52%	11/09/2027	299,250	299,250	278,303	(2)
									365,754	340,152
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	7,931	7,931	7,931	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	121,736	121,736	121,736	(2)
									129,667	129,667
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.50%	10/14/2031	14,927	14,927	14,778	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	N/A					12/23/2032	—	—	(3)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	11,545	11,545	11,516	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	33	33	32	(2)
									26,505	26,323
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	N/A					10/26/2027	—	—	(13)	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	8/6/2032	240,212	240,212	239,011	(2)
									240,212	238,998
Software
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/1/2032	11,884	11,884	11,824	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.22%	11/30/2027	13,006	13,006	12,875	(2)(3)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	N/A					12/30/2032	—	—	(25)	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	12/30/2032	6,365	6,365	6,301	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	N/A					10/25/2032	—	—	(5)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.37%	10/25/2032	7,936	7,936	7,896	(2)
									39,191	38,866
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.82%	12/14/2027	32,794	32,794	30,170	(2)
									32,794	30,170

Total Senior Secured First Lien Loans									$4,281,630	$4,132,105
Equity
Automobile Components
Midco Holding, LLC	Common Stock							45,844	—	—
Midco Holding, LLC	Preferred Shares							59,596	23,119	26,754
									23,119	26,754
Food Products
Manna Pro Products, LLC	Common Stock							38	—	—
									—	—

Total Equity									23,119	26,754

Total Investments									$4,304,749	$4,158,859

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

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of June 30, 2026	As of December 31, 2025

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,466 and $4,305, respectively)	$4,309	$4,159
Restricted cash	268	103
Other assets	18	25
Total assets	$4,595	$4,287

Senior notes	$3,270	$3,024
Intermediate funding notes	108	113
Interest payable	46	51
Other liabilities	95	47
Total liabilities	3,519	3,235
Members' capital	1,076	1,052
Total liabilities and members' capital	$4,595	$4,287

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Selected Consolidated Statement of Operation Information:
Total revenues	$90	$105	$182	$212
Total expenses	50	64	100	128
Net unrealized appreciation/(depreciation)	2	(11)	(11)	(39)
Net realized gain/(loss)	—	2	—	2
Net income/(loss)	$42	$32	$71	$47

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

After performing the investment analysis and income analysis for the three and six months ended June 30, 2026, the Company determined that the SDLP's fair value exceeded 20% of the Company's total investments at fair value. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Results of Operations

Set forth below is a comparison of our results of operations for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Total investment income	$21,105	$22,686	$42,010	$45,576
Total expenses	11,445	11,473	22,229	23,468
Net investment income	9,660	11,213	19,781	22,108
Net realized gain (loss)	254	—	(95)	—
Net change in unrealized appreciation (depreciation)	(2,742)	(7,523)	(11,327)	(12,451)
Net increase in net assets resulting from operations	$7,172	$3,690	$8,359	$9,657
Net investment income per share - basic and diluted	$0.23	$0.27	$0.48	$0.53
Net increase in net assets resulting from operations per share - basic and diluted	$0.17	$0.09	$0.20	$0.23

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

We expect our portfolio to continue to grow as we deploy capital raised in our private offering and our investment income to grow commensurately. Shifting base interest rates, such as SOFR and other applicable benchmark rates, may affect our investment income over the long term.

Investment income decreased to $21.1 million and $42.0 million for the three and six months ended June 30, 2026, from $22.7 million and $45.6 million for the comparable period in the prior year, primarily due to a decrease in SOFR as well as a decrease in the yield of the Subordinated Certificates.

Operating Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Base management fees	$1,619	$1,581	$3,222	$3,129
Income-based incentive fees	1,024	527	1,194	1,380
Professional fees	905	906	1,795	1,795
Administrator expenses	246	267	486	464
Interest expenses	7,150	7,616	14,542	15,590
Credit facility fees	318	323	609	625
Directors’ fees and expenses	71	74	143	159
Insurance expenses	7	7	13	12
Other general and administrative	105	172	225	314
Total expenses	$11,445	$11,473	$22,229	$23,468

Total expenses decreased to $11.4 million and $22.2 million for the three and six months ended June 30, 2026 from $11.5 million and $23.5 million for the three and six months ended June 30, 2025.

Management and Incentive Fees

Management fees for the three and six months ended June 30, 2026 increased from the comparable period in the prior year primarily due to an increase in the average amortized cost basis of our portfolio during each period. Income based incentive fees for the three months ended June 30, 2026 increased from the comparable period in the prior year. Income-based incentive fees for the six months ended June 30, 2026 decreased from the comparable period in the prior year.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees decreased to $7.5 million and $15.2 million for the three and six months ended June 30, 2026 from $7.9 million and $16.2 million for the three and six months ended June 30, 2025. The decrease was primarily attributable to a decrease in SOFR.

Net Realized Gains/Losses

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three months ended June 30, 2026, we had realized gains of $0.3 million due to the receipt of escrow payments offsetting previous realized losses. For the six months ended June 30, 2026, we had realized losses of $(0.1) million due to the realization of one of our equity investments, partially offset by the receipt of escrow payments.

For the three and six months ended June 30, 2025, we had no realized gains or losses on our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation

For the three and six months ended June 30, 2026, we had $(2.7) million and $(11.3) million, respectively, of unrealized depreciation on portfolio investments, which was primarily due to the adjustment of certain portfolio investments facing operational difficulties.

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

Net Increase in Net Assets Resulting from Operations

For the three and six months ended June 30, 2026, the net increase in net assets resulting from operations was $7.2 million or $0.17 per share and $8.4 million or $0.20 per share, respectively. For the three and six months ended June 30, 2025, the net increase in net assets resulting from operations was $3.7 million or $0.09 per share and $9.7 million or $0.23 per share, respectively.

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

As of June 30, 2026, we had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 million remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through June 30, 2026 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through June 30, 2026 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Quarterly	August 6, 2025	September 30, 2025	October 17, 2025	0.2400	9,944	2,644	24
Special	August 6, 2025	September 30, 2025	October 17, 2025	0.0185	766	204	2
Quarterly	November 5, 2025	December 31, 2025	January 16, 2026	0.2400	9,960	899	8
Special	November 5, 2025	December 31, 2025	January 16, 2026	0.0185	768	69	1
Quarterly	March 12, 2026	March 31, 2026	April 24, 2026	0.2300	9,545	888	8
Quarterly	May 7, 2026	June 30,2026	July 24, 2026	0.2300	9,545	931	8
Total					$174,524	$51,997	$508

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2026, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of June 30, 2026.

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

The initial maximum principal amount of the SMBC Facility was $170 million, subject to availability under the borrowing base, which is based on the Company’s and subsidiary guarantors’ portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $400 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The maximum principal amount available under the SMBC Facility was increased from $170 to $195 million pursuant to the accordion feature under the SMBC Credit Agreement on August 28, 2024. The SMBC Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $10 million, subject to increase or reduction from time to time pursuant to the terms of the SMBC Facility. The SMBC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each subsidiary guarantor, subject to certain exceptions.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 2.125% or 2.000% margin, or the alternate base rate plus a 1.125% or 1.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender's exposure with respect to any letters of credit issued at the request of the Company under the SMBC Facility. As of June 30, 2026 and December 31, 2025, the Company had $2.2 million and $1.0 million, in letters of credit issued through the SMBC Facility, respectively. The amount available for borrowing under the SMBC Facility is reduced by any letters of credit issued. As of June 30, 2026, there was $120.7 million available for borrowing (net of letters of credit) under the SMBC Facility, subject to borrowing base limitations.

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

At June 30, 2026, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
SMBC Facility interest	$707	$518	$1,687	$1,326
SMBC Facility unused fees	151	156	278	294
Amortization of debt issuance costs	88	87	174	174
Total interest and financing expenses related to the SMBC Facility	$946	$761	$2,139	$1,794
Weighted average outstanding debt balance of the SMBC Facility	$46,155	$30,756	$55,415	$39,993
Weighted average interest rate of the SMBC Facility (annualized)	6.1%	6.8%	6.1%	6.7%

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

At June 30, 2026, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
VCC CLO interest	$5,270	$5,881	$10,520	$11,846
Amortization of debt issuance costs	55	55	109	109
Total interest and financing expenses related to VCC CLO	$5,325	$5,936	$10,629	$11,955
Weighted average outstanding debt balance of VCC CLO	$377,500	$377,500	$377,500	$377,500
Weighted average interest rate of VCC CLO (annualized)	5.6%	6.2%	5.6%	6.3%

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

At June 30, 2026, and December 31, 2025 the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
2026 Notes interest	$569	$569	$1,138	$1,138
2028 Notes interest	575	575	1,150	1,150
Amortization of debt issuance costs	24	24	48	48
Effect of interest rate swap	29	73	47	130
Total	$1,197	$1,241	$2,383	$2,466
Weighted average stated interest rate, net of effect of interest rate swaps	9.4%	9.8%	9.4%	9.7%
Weighted average outstanding balance	50,000	50,000	50,000	50,000

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of June 30, 2026 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	72,100	—	—	72,100	—
2026 Notes	25,000	25,000	—	—	—
2028 Notes	25,000	—	25,000	—	—
VCC CLO	377,500	—	—	—	377,500
Total debt obligations	$499,600	$25,000	$25,000	$72,100	$377,500

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2026 and December 31, 2025, we had commitments under loan and financing agreements to fund up to $100.6 million to 87 portfolio companies and $104.9 million to 76 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, including underlying investments in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2026 and December 31, 2025 are shown in the table below (dollars in thousands):

Issuer	As of June 30, 2026	As of December 31, 2025
360 Partners LLC	3,043	3,043
360 Partners LLC	1,261	1,739
3G Intermediate, Inc.	—	400
42 North Dental, LLC	568	—
42 North Dental, LLC	284	—
Accupac, LLC	435	652
ACP Oak Buyer, Inc.	1,498	1,498
ACP Oak Buyer, Inc.	—	333
Advanced Infusion Solutions Acquisition, LLC	210	—
Advanced Infusion Solutions Acquisition, LLC	998	—
Advanced Web Technologies Holding Company	274	274
Advanced Web Technologies Holding Company	—	608
Alert SRC Newco LLC	524	604
Allergy & Clinical MidCo, LLC	2,354	2,354
Allergy & Clinical MidCo, LLC	129	257
Andretti Buyer, LLC	41	—
Andretti Buyer, LLC	41	—
Apex Dental Partners, LLC	759	683
Apex Dental Partners, LLC	497	1,390
Basin Innovation Group, LLC	—	329
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	1,237	1,237
BH Buyer, Inc.	776	776
Big Bucks Acquisition Corporation	795	795
Boulder Scientific Company, LLC	71	71
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Champion Elevator Operating Corporation	304	—
Champion Elevator Operating Corporation	609	—
Charlie RF Voltron Acquisition, Inc.	266	—
Charlie RF Voltron Acquisition, Inc.	178	—
Concord III, L.L.C.,	52	52
CPL Consultants, LLC	50	—
CPL Consultants, LLC	396	—
Distinct Holdings, Inc.	689	451
DRML Holdings LLC	2,000	2,000
DRML Holdings LLC	1,333	1,333
Easy Ice, LLC	704	1,043
Easy Ice, LLC	597	495
Empower Benefits Inc.	186	—
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	519	404
Express Wash Acquisition Company, LLC	180	180
Eye Health America, LLC	137	184
Eye Health America, LLC	600	528
FS Squared Holding Corp.	60	60
FS Squared Holding Corp.	54	14
G-3 Mobility Buyer LLC	567	—
G-3 Mobility Buyer LLC	847	—
Gen4 Dental Partners OPCO, LLC	—	585
Gen4 Dental Partners OPCO, LLC	—	2,342
Healthfuse, LLC	1,442	1,442
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	—	25
HLSG Intermediate, LLC	—	121

Issuer	As of June 30, 2026	As of December 31, 2025
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	1,543	1,543
Horizon Freight Holdings, Inc.	302	474
HTI Intermediate, LLC	493	657
Hub Pen Company, LLC	629	472
Iron Pillar United Mining Group, LLC	650	—
Iron Pillar United Mining Group, LLC	325	—
ISQ Hawkeye HoldCo, Inc.	32	—
iVision Buyer, LLC	409	—
JTM Foods LLC	5	14
KL Bronco Acquisition, Inc.	536	714
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	482	566
Krayden Holdings, Inc.	865	480
Lav Gear Intermediate Holdings, INC.	59	73
Le Sueur, Incorporated	1,210	—
Le Sueur, Incorporated	484	—
Leiters, Inc.	145	56
Lightspeed Buyer, Inc.	701	318
Lightspeed Buyer, Inc.	159	—
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	486	804
MDI Buyer, Inc.	—	453
MDI Buyer, Inc.	1,171	1,171
MechanAir, LLC	1,188	1,188
MechanAir, LLC	150	150
MES Intermediate, Inc. (fka Municipal Emergency Services, Inc. )	300	300
MWD Management, LLC	400	400
National Safety Apparel LLC (fka BPCP NSA Intermedco, Inc.)	996	996
NBPT Acquisition LLC	1,754	1,834
NBPT Acquisition LLC	355	444
NS and Associates LLC	468	468
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	4
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	—	1,213
Pareto Buyer, LLC	932	932
Pareto Buyer, LLC	621	621
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	1,000	1,250
Phia Purchaser, LLC	378	378
Phia Purchaser, LLC	630	630
Pillr Health Intermediate II, LLC	377	550
Pillr Health Intermediate II, LLC	507	1,019
QM Buyer, Inc.	1,470	2,306
QM Buyer, Inc.	1,153	1,153
RBS Buyer Inc.	918	918
RBS Buyer Inc.	551	551
Reliable Medical Supply Acquisitionco LLC	668	668
Reliable Medical Supply Acquisitionco LLC	1,169	1,169
RFI Buyer, Inc.	156	166
RFI Buyer, Inc.	724	1,153
RWA Wealth Partners, LLC	5,300	5,300

Issuer	As of June 30, 2026	As of December 31, 2025
RWA Wealth Partners, LLC	1,944	1,944
Senior Direct Lending Program, LLC	8,513	8,625
Sentinel Technologies, Inc	591	591
SHF Holdings, Inc.	144	144
Source Holding Delaware, LLC	294	571
Source Holding Delaware, LLC	1,645	1,645
Specialized Dental Holdings II, LLC	1,872	1,872
Techmer BB Bidco, LLC	2	3
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	235	586
Titan Group Holdco, LLC	—	586
Triwizard Holdings, Inc.	472	—
TRX Buyer LLC	300	—
TRX Buyer LLC	526	—
TWH Bidco, LLC	705	—
UHY Advisors, Inc.	1,383	1,247
UHY Advisors, Inc.	2,221	5,832
US Health Partners Management, LLC	3	22
US Health Partners Management, LLC	—	6
U.S. Urology Partners, LLC	483	853
USN Opco, LLC	377	556
USN Opco, LLC	302	—
USSC Holding Corp.	246	246
Velocity Buyer, Inc.	1,781	1,781
VG Target Holdings, LLC	—	27
VP Security Buyer, Inc.	208	208
VP Security Buyer, Inc.	111	139
VTC Buyer Corp	361	361
VTC Buyer Corp	333	505
Xifin, Inc.	427	474
Zavation Medical Products, LLC	159	—
Zep Holdco Inc.	1,319	1,000
Total Unfunded Commitments	$100,560	$104,865

Also included within commitments, as of June 30, 2026 and December 31, 2025, were commitments to issue up to $0.7 million and $0.2 million, respectively, in letter of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2026, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company would have not yet collected the cash. For the three and six months ended June 30, 2026, the Company earned PIK interest of $0.4 million (or 1.7% of its total investment income) and $0.8 million (or 2.0% of its total investment income), respectively. For the three and six months ended June 30, 2025, the Company earned PIK interest of $0.2 million (or 1.0% of total investment income) and $0.7 million (or 3.0% of its total investment income), respectively, reflected on the accompanying consolidated statements of operations as part of interest income.

When the Company does not expect the borrower will be able to pay future accrual of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of June 30, 2026, the Company had investments in two portfolio companies that were current on cash interest payments and were on non-accrual status with respect to its PIK interest only.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and six months ended June 30, 2026 and 2025, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2026, certain loans in four portfolio companies held by the Company were on non-accrual with an aggregate amortized cost of $22.0 million and a fair value of $9.3 million, respectively. As of December 31, 2025, certain loans in one portfolio company held by the Company were on non-accrual with an aggregate amortized cost of $6.1 million and a fair value of $2.0 million, respectively.

Recent Developments

Dividend Declaration

On August 6, 2026, the Board declared a dividend of $0.23 per share payable on October 23, 2026 to shareholders of record as of the close of business on September 30, 2026.

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

The Federal Reserve reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025, and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at each meeting held in 2026. In considering the extent and timing of additional rate cuts in the future, the Federal Reserve stated that it will carefully assess incoming data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. There can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings. Furthermore, in a lower interest rate environment, we could face a situation where our outstanding debt obligations carry higher coupon payments than newly issued debt, resulting in an increase in relative borrowing costs unless we are able to refinance at more favorable terms.

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

As of June 30, 2026, all income producing investments in our portfolio and the outstanding borrowings under the SMBC Credit Facility were at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2026, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense (1)	Investment Income
Up 300 basis points	$23,500	$15,000	$8,500
Up 200 basis points	15,700	10,000	5,700
Up 100 basis points	7,800	5,000	2,800
Down 100 basis points	(7,800)	(5,000)	(2,800)
Down 200 basis points	(15,700)	(10,000)	(5,700)
Down 300 basis points	(21,300)	(15,000)	(6,300)

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer
(principal executive officer)

Date: August 11, 2026	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer
(principal financial officer)