Form 10-Q
period 2026-09-30
Varagon Capital Corp
filed 2026-11-13
CIK 1784700

dthatgho00000000$1234ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the Registrant’s common stock.

As of November 13, 2026, the registrant had 41,539,687 shares of common stock, $0.01 par value per share, outstanding.

h

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except share and per share data)

	As of
	September 30, 2026	As of
ASSETS	(unaudited)	December 31, 2025
Investments, at fair value
Non-controlled/non-affiliated investments, at fair value (amortized cost of $671,681 and $696,234, respectively)	$648,678	$683,652
Controlled investments, at fair value (amortized cost of $183,052 and $177,962, respectively)	170,318	165,702
Total investments, at fair value (amortized cost of $854,733 and $874,196, respectively)	818,996	849,354
Cash and cash equivalents	25,883	33,963
Interest receivable	9,930	10,468
Deferred financing costs	1,005	1,268
Prepaid expenses	429	758
Other assets	40	18
Total assets	$856,283	$895,829

LIABILITIES
Revolving credit facility payable (Note 6)	$40,600	$67,100
Notes payable (net of debt issuance costs of $2,315, and $2,553, respectively) (Note 6)	424,528	425,112
Shareholder distributions payable	9,554	10,737
Interest and credit facility fees payable	5,748	4,781
Base management fees payable (Note 7)	1,633	1,627
Income incentive fees payable (Note 7)	971	1,386
Administrator expenses payable	215	218
Directors' fees and expenses payable (Note 9)	79	81
Due to affiliates	20	86
Accounts payable and accrued expenses	1,428	1,132
Other liabilities	728	—
Total liabilities	485,504	512,260

Commitments and contingencies (Note 8)

NET ASSETS
Common stock, $0.01 par value; 500,000,000 shares authorized; 41,538,726 shares issued and outstanding at September 30, 2026, and 500,000,000 shares authorized; 41,535,938 shares issued and outstanding at December 31, 2025	415	415
Paid-in capital in excess of par value	382,774	382,749
Total accumulated earnings (loss)	(12,410)	405
Total net assets	$370,779	$383,569
NET ASSETS PER SHARE	$8.93	$9.23

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$15,735	$17,361	$47,174	$51,806
Fee income	79	261	397	508
Total investment income from non-controlled/non-affiliated investments	15,814	17,622	47,571	52,314
From controlled investments:
Interest income	5,191	5,342	15,445	16,226
Total investment income from controlled investments	5,191	5,342	15,445	16,226
Total investment income	21,005	22,964	63,016	68,540

Expenses:
Base management fees (Note 7)	$1,633	$1,594	$4,855	$4,723
Income incentive fees (Note 7)	971	1,966	2,165	3,346
Professional fees	809	914	2,604	2,710
Administrator expenses	215	243	702	707
Interest expenses (Note 6)	7,262	7,732	21,804	23,322
Credit facility fees (Note 6)	322	328	931	954
Directors' fees and expenses (Note 9)	79	72	222	230
Insurance expenses	7	6	21	17
Other general and administrative expenses	114	103	339	416
Total expenses	11,412	12,958	33,643	36,425
Net investment income (loss)	9,593	10,006	29,373	32,115

Realized and unrealized gain (loss):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(2,538)	(614)	(2,632)	(614)
Net realized gain (loss) on investments	(2,538)	(614)	(2,632)	(614)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	1,642	(375)	(10,421)	(7,293)
Controlled investments	(1,210)	4,745	(474)	(789)
Net change in unrealized appreciation (depreciation) on investments	432	4,370	(10,895)	(8,082)
Net realized and unrealized gains (losses)	(2,106)	3,756	(13,527)	(8,696)
Net increase (decrease) in net assets resulting from operations	$7,487	$13,762	$15,846	$23,419

Per Common Share Information:
Weighted average shares outstanding (basic and diluted)	41,538,493	41,532,617	41,537,610	41,529,939
Earnings per share (basic and diluted)	$0.18	$0.33	$0.38	$0.56

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount	Excess of Par	earnings (losses)	Net Assets
Balance at June 30, 2025	41,530,369	$415	$415,227	$(34,116)	$381,526
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,006	10,006
Net realized gain (loss) on investments	—	—	—	(614)	(614)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,370	4,370
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	2,721	—	26	—	26
Distributions to shareholders	—	—	—	(10,737)	(10,737)
Total increase (decrease) in net assets resulting from operations	2,721	—	26	3,025	3,051
Balance at September 30, 2025	41,533,090	$415	$415,253	$(31,091)	$384,577

Balance at June 30, 2026	41,537,795	$415	$382,766	$(10,343)	$372,838
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,593	9,593
Net realized gain (loss) on investments	—	—	—	(2,538)	(2,538)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	432	432
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	931	—	8	—	8
Distributions to shareholders	—	—	—	(9,554)	(9,554)
Total increase (decrease) in net assets resulting from operations	931	—	8	(2,067)	(2,059)
Balance at September 30, 2026	41,538,726	$415	$382,774	$(12,410)	$370,779

(1) Par Amount was less than $1,000 for the period shown above.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands, except share data)

(unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total
	Shares	Par Amount	Excess of Par	earnings (losses)	Net Assets
Balance at December 31, 2024	41,524,826	$415	$415,176	$(22,301)	$393,290
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	32,115	32,115
Net realized gain (loss) on investments	—	—	—	(614)	(614)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(8,082)	(8,082)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	8,264	—	77	—	77
Distributions to shareholders	—	—	—	(32,209)	(32,209)
Total increase (decrease) in net assets resulting from operations	8,264	—	77	(8,790)	(8,713)
Balance at September 30, 2025	41,533,090	$415	$415,253	$(31,091)	$384,577

Balance at December 31, 2025	41,535,938	$415	$382,749	$405	$383,569
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	29,373	29,373
Net realized gain (loss) on investments	—	—	—	(2,632)	(2,632)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(10,895)	(10,895)
Capital transactions:
Issuance of common shares pursuant to distribution reinvestment plan(1)	2,788	—	25	—	25
Distributions to shareholders	—	—	—	(28,661)	(28,661)
Total increase (decrease) in net assets resulting from operations	2,788	—	25	(12,815)	(12,790)
Balance at September 30, 2026	41,538,726	$415	$382,774	$(12,410)	$370,779

(1) Par Amount was less than $1,000 for the period shown above.

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,846	$23,419
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(95,287)	(168,523)
Payment-in-kind and other adjustments to cost	(1,316)	(401)
Repayments of investments	115,562	146,592
Net realized (gain) loss on investments	2,632	614
Net change in unrealized (appreciation) depreciation on investments	10,895	8,082
Net change in unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(818)	772
Net amortization (accretion) on investments	(2,130)	(2,046)
Amortization of deferred financing costs	499	501
Changes in operating assets:
Interest receivable	538	929
Prepaid expenses	329	464
Other assets	(22)	(304)
Changes in operating liabilities:
Interest and credit facility fees payable	967	3,448
Base management fees payable (Note 7)	6	81
Income incentive fees payable (Note 7)	(415)	1,760
Administrator expenses payable	(3)	(43)
Directors' fees and expenses payable (Note 9)	(2)	(2)
Other liabilities	728	(732)
Due to affiliates	(66)	77
Accounts payable and accrued expenses	296	169
Net cash provided by (used in) operating activities	48,239	14,857

Cash flows from financing activities:
Borrowings on debts	38,500	40,100
Repayments of debts	(65,000)	(58,500)
Dividends paid	(29,819)	(34,131)
Net cash provided by (used in) financing activities	(56,319)	(52,531)
Net increase (decrease) in cash and cash equivalents	(8,080)	(37,674)
Cash and cash equivalents, beginning of period	33,963	69,606
Cash and cash equivalents, end of period	$25,883	$31,932

Supplemental cash information:
Cash paid during the period for interest	$20,793	$19,709
Supplemental non cash information:
Distributions reinvested	$25	$77

See accompanying notes to consolidated financial statements.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Non-Controlled/Non-Affiliated Investments:
Senior Secured First Lien Loans
Aerospace & Defense
AIM Acquisition, LLC	Term Loan	SOFR	+	4.75%	(S)	8.58%	6/2/2022	12/4/2028		$10,825	$10,784	$10,825		(1)(6)
Charlie RF Voltron Acquisition, Inc.	Revolver	N/A					3/12/2026	3/12/2032		—	(2)	(1)		(2)(6)(9)
Charlie RF Voltron Acquisition, Inc.	Delayed Draw Term Loan	N/A					3/12/2026	3/12/2032		—	(4)	(2)		(2)(6)(9)
Charlie RF Voltron Acquisition, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	3/12/2026	3/12/2032		707	697	701		(1)(6)
											11,475	11,523	3.11%
Automobile Components
AAMP Global Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.92%	6/2/2022	6/5/2027		$13,988	$13,985	$13,988		(1)(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.22%	6/2/2022	8/31/2028		2,343	2,331	1,921		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.22%	6/2/2022	8/31/2028		20	20	16		(6)(9)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.22%	6/2/2022	8/31/2028		2,691	2,677	2,207		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	9.22%	6/2/2022	8/31/2028		218	217	179		(6)(9)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	9.22%	6/2/2022	8/31/2028		1,122	1,116	920		(6)(9)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	9.90%	8/31/2022	8/31/2028		979	975	914		(2)(6)(9)(10)
M&D MidCo, Inc.	Revolver	SOFR	+	6.00%	(Q)	9.92%	8/31/2022	8/31/2028		320	318	305		(6)(9)(10)
M&D MidCo, Inc.	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	9.91%	8/31/2022	8/31/2028		22	22	21		(1)(6)
M&D MidCo, Inc.	Delayed Draw Term Loan	N/A					12/17/2024	8/31/2028		—	(9)	(158)		(2)(6)(9)
M&D MidCo, Inc.	Term Loan	SOFR	+	6.00%	(Q)	9.91%	8/31/2022	8/31/2028		63	62	60		(1)(6)
M&D MidCo, Inc.	Term Loan	SOFR	+	6.00%	(Q)	9.91%	12/17/2024	8/31/2028		4,876	4,848	4,656		(1)(6)
Painters Supply and Equipment Co.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.36%	4/29/2024	8/10/2027		354	353	344		(6)(9)
Painters Supply and Equipment Co.	Term Loan	SOFR	+	5.50%	(Q)	9.36%	11/26/2024	8/10/2027		1,693	1,686	1,647		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.72%	11/26/2024	5/16/2029		425	425	412		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.72%	11/26/2024	5/16/2029		570	570	553		(1)(6)
POY Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.72%	11/26/2024	5/16/2029		190	189	184		(1)(6)
POY Holdings, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.72%	11/22/2023	5/16/2029		4,950	4,913	4,801		(1)(6)
Race Winning Brands, Inc.	Term Loan	SOFR	+	1.00% (5.50% PIK)	(Q)	10.22%	6/2/2022	5/16/2029		11,527	10,946	9,682		(6)(9)(12)
USSC Holding Corp.	Revolver	SOFR	+	5.50%	(Q)	9.57%	7/23/2024	6/21/2030		272	267	262		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
USSC Holding Corp.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.57%	7/23/2024	6/21/2030		880	871	863		(6)(9)
USSC Holding Corp.	Term Loan	SOFR	+	5.50%	(Q)	9.57%	7/23/2024	6/21/2030		2,646	2,618	2,593		(6)(9)
											49,400	46,370	12.51%
Beverages
Cold Spring Brewing Company	Term Loan	SOFR	+	4.75%	(M)	8.65%	12/23/2024	12/10/2030		$8,775	$8,709	$8,775		(1)(6)
											8,709	8,775	2.37%
Chemicals
Boulder Scientific Company, LLC	Revolver	N/A					1/7/2025	12/31/2027		$—	$(1)	$—		(2)(6)(9)
Boulder Scientific Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.23%	6/2/2022	12/31/2027		7,664	7,644	7,664		(1)(6)(9)
MDI Buyer, Inc.	Revolver	PRIME	+	3.75%	(Q)	10.75%	8/5/2022	7/25/2028		930	918	930		(2)(6)(9)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.51%	8/5/2022	7/25/2028		2,309	2,290	2,309		(1)(6)
MDI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.51%	1/16/2025	7/25/2028		659	650	659		(2)(6)(9)
MDI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.51%	8/5/2022	7/25/2028		6,398	6,347	6,398		(1)(6)
MDI Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.82%	1/16/2025	7/25/2028		1,262	1,253	1,262		(6)(9)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(Q)	9.20%	9/1/2022	9/1/2030		6	6	2		(6)(9)(13)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.19%	9/1/2022	9/1/2030		2	2	1		(6)(9)(13)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.32%	9/1/2022	9/1/2030		1	1	—		(6)(9)(13)
Techmer BB Bidco, LLC	Revolver	SOFR	+	5.25%	(S)	9.61%	9/1/2022	9/1/2030		1	1	—		(6)(9)(13)
Techmer BB Bidco, LLC	Revolver	PRIME	+	4.25%	(Q)	11.25%	9/1/2022	9/1/2030		1	1	1		(6)(9)(13)
Techmer BB Bidco, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.20%	9/1/2022	9/1/2030		2	2	1		(6)(9)(13)
Techmer BB Bidco, LLC	Term Loan	N/A					11/3/2025	9/1/2030		—	—	—		(2)(6)(8)(9)(13)
Techmer BB Bidco, LLC	Term Loan	SOFR	+	5.25%	(S)	9.20%	9/1/2022	9/1/2030		63	61	24		(6)(9)(13)
Zep Holdco Inc.	Revolver	N/A					6/30/2025	6/30/2031		—	(9)	(7)		(2)(6)(9)
Zep Holdco Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	6/30/2025	6/30/2031		8,192	8,124	8,151		(1)(6)
											27,290	27,395	7.39%
Commercial Services & Supplies
3G Intermediate, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.57%	9/30/2024	9/30/2030		$367	$358	$367		(2)(6)(9)
3G Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.50%	(Q)	9.57%	9/30/2024	9/30/2030		1,315	1,295	1,315		(6)(9)
3G Intermediate, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.57%	9/30/2024	9/30/2030		3,272	3,219	3,272		(1)(6)
Advanced Web Technologies Holding Company	Revolver	SOFR	+	4.25% (2.25% PIK)	(Q)	11.98%	7/2/2024	12/17/2027		39	39	36		(2)(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.57%	7/2/2024	12/17/2027		442	438	436		(1)(6)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.57%	7/2/2024	12/17/2027		241	239	238		(6)(9)
Advanced Web Technologies Holding Company	Delayed Draw Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.57%	10/18/2022	12/17/2027		77	77	76		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.57%	10/18/2022	12/17/2027		24	24	24		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.57%	11/26/2024	12/17/2027		519	515	512		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.57%	6/2/2023	12/17/2027		309	307	305		(1)(6)
Advanced Web Technologies Holding Company	Term Loan	SOFR	+	4.25% (2.25% PIK)	(Q)	10.57%	7/2/2024	12/17/2027		1,123	1,118	1,109		(1)(6)
Champion Elevator Operating Corporation	Revolver	SOFR	+	5.75%	(M)	9.52%	5/29/2026	5/28/2032		91	87	89		(2)(6)(9)
Champion Elevator Operating Corporation	Delayed Draw Term Loan	N/A					5/29/2026	5/28/2032		—	(9)	(5)		(2)(6)(9)
Champion Elevator Operating Corporation	Term Loan	SOFR	+	5.75%	(Q)	9.51%	5/29/2026	5/28/2032		2,611	2,574	2,591		(1)(6)(9)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.00%	(M)	7.81%	6/29/2026	8/20/2031		4	4	4		(6)(9)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.00%	(M)	7.94%	6/29/2026	8/20/2031		2	2	2		(6)(9)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.00%	(M)	7.94%	6/29/2026	8/20/2031		465	465	465		(6)(9)
LAV Gear Holdings, Inc.	Revolver	SOFR	+	2.50% (3.44% PIK)	(M)	9.84%	7/31/2025	7/31/2029		15	12	15		(2)(6)(9)
LAV Gear Holdings, Inc.	Revolver	SOFR	+	2.50% (3.44% PIK)	(M)	9.84%	7/31/2025	7/31/2029		15	12	15		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	9.84%	7/31/2025	7/31/2029		219	203	219		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	9.84%	7/31/2025	7/31/2029		68	68	68		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	9.84%	7/31/2025	7/31/2029		86	86	86		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	9.84%	7/31/2025	7/31/2029		131	131	131		(6)(9)
LAV Gear Holdings, Inc.	Term Loan	SOFR	+	2.50% (3.44% PIK)	(M)	9.84%	7/31/2025	7/31/2029		1,260	1,260	1,134		(6)(9)
MechanAir LLC	Revolver	SOFR	+	6.00%	(S)	9.73%	12/18/2025	12/18/2031		97	96	96		(2)(6)(9)
MechanAir LLC	Revolver	SOFR	+	6.00%	(S)	9.85%	12/18/2025	12/18/2031		148	146	148		(6)(9)
MechanAir LLC	Delayed Draw Term Loan	N/A					12/18/2025	12/18/2031		—	(10)	(6)		(2)(6)(9)
MechanAir LLC	Term Loan	SOFR	+	6.00%	(S)	9.73%	12/18/2025	12/18/2031		2,161	2,142	2,151		(1)(6)
Online Labels Group, LLC	Revolver	N/A					12/19/2023	12/19/2029		—	—	—		(2)(6)(8)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	12/19/2023	12/19/2029		4	4	4		(2)(6)(9)
Online Labels Group, LLC	Delayed Draw Term Loan	N/A					12/19/2023	12/19/2029		—	—	—		(2)(6)(8)(9)
Online Labels Group, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	12/19/2023	12/19/2029		70	69	70		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
RBS Buyer, Inc.	Revolver	N/A					7/31/2025	7/31/2031		—	(9)	(2)		(2)(6)(9)
RBS Buyer, Inc.	Delayed Draw Term Loan	N/A					7/31/2025	7/31/2031		—	(3)	(1)		(2)(6)(9)
RBS Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.59%	7/31/2025	7/31/2031		3,091	3,058	3,083		(1)(6)
RBS Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.59%	1/29/2026	7/31/2031		841	831	839		(1)(6)
RFI Buyer, Inc.	Revolver	PRIME	+	3.50%	(Q)	10.50%	8/5/2022	8/5/2030		10	9	10		(2)(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.42%	7/24/2026	8/5/2030		9	9	9		(1)(6)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.44%	7/24/2026	8/5/2030		19	19	19		(1)(6)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.36%	8/29/2025	8/5/2030		362	358	362		(2)(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.36%	8/29/2025	8/5/2030		309	306	309		(6)(9)
RFI Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.50%	8/29/2025	8/5/2030		65	65	65		(6)(9)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.36%	7/24/2026	8/5/2030		801	795	801		(1)(6)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.44%	7/24/2026	8/5/2030		57	56	57		(1)(6)
RFI Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.36%	12/2/2024	8/5/2030		2,878	2,854	2,878		(1)(6)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.56%	2/7/2025	2/7/2031		87	85	70		(2)(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.51%	2/7/2025	2/7/2031		69	68	66		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.51%	2/7/2025	2/7/2031		69	68	66		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.50%	2/7/2025	2/7/2031		69	68	66		(6)(9)
Source Holding Delaware, LLC	Revolver	PRIME	+	3.75%	(Q)	10.75%	2/7/2025	2/7/2031		104	102	99		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.51%	2/7/2025	2/7/2031		104	102	99		(6)(9)
Source Holding Delaware, LLC	Revolver	SOFR	+	4.75%	(Q)	8.59%	2/7/2025	2/7/2031		69	68	66		(6)(9)
Source Holding Delaware, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.51%	2/7/2025	2/7/2031		85	76	11		(2)(6)(9)
Source Holding Delaware, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.49%	2/7/2025	2/7/2031		3,964	3,926	3,796		(1)(6)
Titan Group Holdco, LLC	Revolver	N/A					8/22/2024	8/13/2029		—	(3)	—		(2)(6)(9)(11)
Titan Group Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	8/22/2024	8/13/2029		573	568	573		(6)(9)
Titan Group Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	8/22/2024	8/13/2029		344	341	344		(6)(9)
Titan Group Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	8/22/2024	8/13/2029		2,463	2,440	2,463		(1)(6)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.76%	6/29/2026	6/28/2030		460	460	460		(6)(9)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.72%	6/29/2026	6/28/2030		115	115	115		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.76%	6/29/2026	6/28/2030		201	201	201		(2)(6)(9)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.76%	6/29/2026	6/28/2030		61	61	61		(6)(9)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.03%	6/29/2026	6/28/2030		203	203	203		(6)(9)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	6/29/2026	6/28/2030		1,611	1,611	1,612		(6)(9)
VP Security Buyer, Inc.	Revolver	SOFR	+	5.00%	(Q)	8.76%	10/10/2025	10/10/2031		28	26	26		(2)(6)(9)
VP Security Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.76%	10/10/2025	10/10/2031		103	100	99		(2)(6)(9)
VP Security Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.76%	10/10/2025	10/10/2031		399	395	394		(6)(9)
VRC Companies, LLC	Term Loan	SOFR	+	5.50%	(M)	9.40%	6/2/2022	6/29/2027		11,395	11,367	11,395		(1)(6)(9)
											45,767	45,681	12.32%
Construction & Engineering
360 Partners, LLC	Revolver	SOFR	+	4.75%	(Q)	8.50%	8/7/2025	8/7/2031		$261	$255	$253		(2)(6)(9)
360 Partners, LLC	Revolver	SOFR	+	4.75%	(Q)	8.51%	8/7/2025	8/7/2031		418	408	415		(6)(9)
360 Partners, LLC	Revolver	SOFR	+	4.75%	(Q)	8.49%	8/7/2025	8/7/2031		217	212	216		(6)(9)
360 Partners, LLC	Delayed Draw Term Loan	N/A					8/7/2025	8/7/2031		—	(19)	(23)		(2)(6)(9)
360 Partners, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.51%	8/7/2025	8/7/2031		5,165	5,100	5,127		(1)(6)
HTI Intermediate, LLC	Revolver	PRIME	+	4.25%	(M)	11.25%	3/1/2024	3/1/2030		326	318	307		(2)(6)(9)
HTI Intermediate, LLC	Revolver	SOFR	+	5.25%	(Q)	9.06%	3/1/2024	3/1/2030		55	53	53		(6)(9)
HTI Intermediate, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	8.98%	3/1/2024	3/1/2030		525	519	512		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.08%	3/1/2024	3/1/2030		1,240	1,225	1,209		(6)(9)
HTI Intermediate, LLC	Term Loan	SOFR	+	5.25%	(Q)	8.98%	7/2/2025	3/1/2030		907	897	884		(1)(6)
Iron Pillar United Mining Group, LLC	Revolver	SOFR	+	5.50%	(Q)	9.25%	5/14/2026	5/14/2032		20	18	17		(2)(6)(9)
Iron Pillar United Mining Group, LLC	Revolver	SOFR	+	5.50%	(Q)	9.25%	5/14/2026	5/14/2032		33	30	32		(6)(9)
Iron Pillar United Mining Group, LLC	Revolver	SOFR	+	5.50%	(Q)	9.50%	5/14/2026	5/14/2032		33	30	32		(6)(9)
Iron Pillar United Mining Group, LLC	Delayed Draw Term Loan	N/A					5/14/2026	5/14/2032		—	(5)	(5)		(2)(6)(9)
Iron Pillar United Mining Group, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.26%	5/14/2026	5/14/2032		743	731	738		(1)(6)
											9,772	9,767	2.63%
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Revolver	N/A					12/23/2024	12/23/2030		$—	$(1)	$—		(2)(6)(9)(11)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	12/23/2024	12/23/2030		1,752	1,750	1,752		(6)(9)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	12/23/2024	12/23/2030		752	752	752		(2)(6)(9)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.50%	(M)	8.40%	12/23/2024	12/23/2030		4,085	4,080	4,085		(6)(9)
											6,581	6,589	1.78%
Containers & Packaging
Oliver Packaging, LLC	Revolver	SOFR	+	1.75% (4.25% PIK)	(Q)	10.22%	7/6/2022	7/6/2028		$182	$175	$22		(2)(6)(9)(10)(12)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Oliver Packaging, LLC	Term Loan	SOFR	+	1.75% (4.25% PIK)	(Q)	10.22%	8/30/2024	7/6/2028		231	225	169		(6)(9)(12)
Oliver Packaging, LLC	Term Loan	SOFR	+	1.75% (4.25% PIK)	(Q)	10.22%	7/6/2022	7/6/2028		4,064	3,951	2,967		(6)(9)(12)
											4,351	3,158	0.85%
Distributors
Big Bucks Acquisition Corporation	Revolver	N/A					9/29/2025	9/29/2031		$—	$(8)	$(8)		(2)(6)(9)
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(Q)	9.07%	9/29/2025	9/29/2031		3,867	3,826	3,829		(1)(6)
Hub Pen Company, LLC	Revolver	N/A					9/30/2024	12/31/2027		—	(5)	(5)		(2)(6)(9)(11)
Hub Pen Company, LLC	Term Loan	SOFR	+	5.00%	(M)	8.78%	11/26/2024	12/31/2027		6,078	6,027	6,033		(1)(6)
United Scope LLC	Term Loan	SOFR	+	4.75%	(Q)	8.66%	6/2/2022	12/31/2026		10,867	10,864	10,867		(1)(6)(9)
											20,704	20,716	5.59%
Diversified Consumer Services
ADPD Holdings LLC	Revolver	SOFR	+	1.00% (5.00% PIK)	(Q)	9.88%	8/16/2022	8/16/2028		$2	$2	$1		(6)(9)(12)
ADPD Holdings LLC	Revolver	SOFR	+	1.00% (5.00% PIK)	(Q)	9.99%	8/16/2022	8/16/2028		1	1	1		(6)(9)(12)
ADPD Holdings LLC	Revolver	SOFR	+	1.00% (5.00% PIK)	(Q)	9.92%	8/16/2022	8/16/2028		2	2	1		(6)(9)(12)
ADPD Holdings LLC	Revolver	SOFR	+	1.00% (5.00% PIK)	(Q)	9.88%	8/16/2022	8/16/2028		1	1	—		(6)(9)(12)
ADPD Holdings LLC	Revolver	SOFR	+	1.00% (5.00% PIK)	(Q)	9.93%	8/16/2022	8/16/2028		2	2	2		(6)(9)(12)
ADPD Holdings LLC	Term Loan	SOFR	+	1.00% (5.00% PIK)	(S)	9.93%	8/16/2022	8/16/2028		82	81	67		(6)(9)(12)
Castleworks Home Services Company	Revolver	SOFR	+	5.50% (2.00% PIK)	(Q)	11.72%	6/29/2022	6/29/2028		927	923	815		(2)(6)(9)
Castleworks Home Services Company	Term Loan	SOFR	+	5.50% (2.00% PIK)	(Q)	11.72%	6/28/2023	6/29/2028		7,582	7,543	6,672		(6)(9)
Express Wash Acquisition Company, LLC	Revolver	N/A					4/10/2025	4/10/2031		—	(1)	(10)		(2)(6)(9)
Express Wash Acquisition Company, LLC	Term Loan	SOFR	+	6.25%	(Q)	10.01%	4/10/2025	4/10/2031		3,024	3,000	2,858		(1)(6)(9)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00% (1.00% PIK)	(S)	9.97%	6/2/2022	9/30/2027		787	786	663		(1)(6)(9)(12)
TheKey, LLC	Delayed Draw Term Loan	SOFR	+	5.00% (1.00% PIK)	(S)	9.97%	6/2/2022	9/30/2027		5,556	5,545	4,668		(1)(6)(9)(12)
TheKey, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(S)	9.97%	6/2/2022	9/30/2027		1,756	1,752	1,475		(1)(6)(9)(12)
TheKey, LLC	Term Loan	SOFR	+	5.00% (1.00% PIK)	(S)	9.97%	6/2/2022	9/30/2027		506	505	425		(1)(6)(9)(12)
											20,142	17,638	4.76%

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Diversified Telecommunication Services
MBS Holdings, Inc.	Term Loan	SOFR	+	5.00%	(M)	9.00%	11/29/2023	4/16/2027		$306	$305	$306		(6)(9)
											305	306	0.08%
Electronic Equipment, Instruments & Components
Alert SRC Newco LLC	Revolver	SOFR	+	5.00%	(M)	8.68%	12/11/2024	12/11/2030		$81	$78	$81		(2)(6)(9)
Alert SRC Newco LLC	Revolver	SOFR	+	5.00%	(M)	8.76%	12/11/2024	12/11/2030		60	59	60		(6)(9)
Alert SRC Newco LLC	Revolver	SOFR	+	5.00%	(M)	8.89%	12/11/2024	12/11/2030		20	20	20		(6)(9)
Alert SRC Newco LLC	Revolver	SOFR	+	5.00%	(M)	8.90%	12/11/2024	12/11/2030		81	78	81		(6)(9)
Alert SRC Newco LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.90%	12/11/2024	12/11/2030		1,994	1,973	1,994		(6)(9)
Alert SRC Newco LLC	Term Loan	SOFR	+	5.00%	(Q)	8.73%	12/11/2024	12/11/2030		6,132	6,062	6,132		(1)(6)
BC Group Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	6/2/2022	12/21/2027		7,153	7,153	7,153		(1)(6)
											15,423	15,521	4.19%
Energy Equipment & Services
Energy Labs Holdings Corp.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.00%	6/2/2022	4/7/2028		$712	$709	$698		(1)(6)
Energy Labs Holdings Corp.	Term Loan	SOFR	+	5.00%	(M)	9.00%	6/2/2022	4/7/2028		7,486	7,433	7,336		(1)(6)
Velocity Buyer, Inc.	Revolver	N/A					1/24/2025	1/24/2031		—	(19)	—		(2)(6)(9)
Velocity Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.81%	1/24/2025	1/24/2031		5,264	5,203	5,264		(1)(6)
											13,326	13,298	3.59%
Financial Services
RWA Wealth Partners, LLC	Revolver	N/A					11/15/2024	11/15/2030		$—	$(13)	$—		(2)(6)(9)(11)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.49%	11/15/2024	11/15/2030		816	801	816		(2)(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.54%	11/15/2024	11/15/2030		89	87	89		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.64%	11/15/2024	11/15/2030		398	391	398		(6)(9)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.65%	11/15/2024	11/15/2030		323	317	323		(6)(9)
RWA Wealth Partners, LLC	Term Loan	SOFR	+	4.75%	(M)	8.64%	11/15/2024	11/15/2030		8,482	8,419	8,482		(1)(6)
TRX Buyer LLC	Revolver	SOFR	+	5.00%	(Q)	9.07%	3/24/2026	3/24/2032		75	72	73		(2)(6)(9)
TRX Buyer LLC	Revolver	SOFR	+	5.00%	(Q)	9.05%	3/24/2026	3/24/2032		38	36	37		(6)(9)
TRX Buyer LLC	Delayed Draw Term Loan	N/A					3/24/2026	3/24/2032		—	(7)	(4)		(2)(6)(9)
TRX Buyer LLC	Term Loan	SOFR	+	5.00%	(Q)	9.07%	3/24/2026	3/24/2032		1,498	1,477	1,487		(1)(6)
											11,580	11,701	3.16%
Food Products
Hissho Parent, LLC	Revolver	N/A					8/8/2024	5/18/2029		$—	$(3)	$—		(2)(6)(9)(11)
Hissho Parent, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	8/8/2024	5/18/2029		3,422	3,402	3,422		(1)(6)
Hometown Food Company	Term Loan	SOFR	+	4.50%	(M)	8.29%	6/13/2025	12/3/2030		2,830	2,812	2,830		(1)(6)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.22%	9/28/2022	5/14/2029		5	5	5		(2)(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.13%	9/28/2022	5/14/2029		18	18	18		(6)(9)
JTM Foods LLC	Revolver	SOFR	+	5.25%	(Q)	9.12%	9/28/2022	5/14/2029		23	23	23		(6)(9)
JTM Foods LLC	Revolver	PRIME	+	4.25%	(M)	11.25%	9/28/2022	5/14/2029		132	131	132		(6)(9)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.47%	4/14/2023	5/14/2029		68	67	68		(1)(6)
JTM Foods LLC	Term Loan	SOFR	+	5.25%	(Q)	9.23%	3/3/2025	5/14/2029		1,649	1,644	1,649		(1)(6)
SHF Holdings, Inc.	Revolver	SOFR	+	5.50%	(Q)	9.58%	1/22/2025	1/22/2030		18	17	17		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
SHF Holdings, Inc.	Term Loan	SOFR	+	5.50%	(Q)	9.57%	1/22/2025	1/22/2030		1,485	1,470	1,478		(1)(6)
VG Target Holdings, LLC	Term Loan	SOFR	+	5.50% (0.50% PIK)	(M)	12.02%	6/2/2022	8/2/2027		6,779	6,026	—		(6)(9)(13)
VG Target Holdings, LLC	Term Loan	PRIME	+	0.0% (16.50% PIK)	(Q)	16.50%	6/2/2022	8/2/2027		35	31	—		(6)(9)(13)
VG Target Holdings, LLC	Term Loan	FIXED	+	0.0% (16.50% PIK)	(Q)	16.50%	7/18/2025	8/2/2027		589	589	1,060		(6)(9)
											16,232	10,702	2.89%
Ground Transportation
A&R Logistics Holdings, Inc.	Revolver	SOFR	+	1.00% (5.75% PIK)	(Q)	10.97%	7/17/2026	7/17/2031		$35	$—	$35		(2)(6)(9)
A&R Logistics Holdings, Inc.	Revolver	SOFR	+	1.00% (5.75% PIK)	(Q)	10.97%	7/17/2026	7/17/2031		18	—	18		(2)(6)(9)(10)
A&R Logistics Holdings, Inc.	Term Loan	FIXED	+	0.00%(6.75 PIK)	(Q)	10.97%	7/17/2026	7/17/2031		243	243	243		(6)(9)
A&R Logistics Holdings, Inc.	Term Loan	FIXED	+	0.00%(6.75 PIK)	(Q)	10.97%	7/17/2026	7/17/2031		3,028	3,028	3,028		(6)(9)
VTC Buyer Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.09%	7/15/2025	7/15/2031		801	791	779		(6)(9)
VTC Buyer Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.09%	7/15/2025	7/15/2031		92	90	79		(2)(6)(9)
VTC Buyer Corp.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.11%	7/15/2025	7/15/2031		121	118	118		(6)(9)
VTC Buyer Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.01%	7/15/2025	7/15/2031		96	93	86		(2)(6)(9)
VTC Buyer Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.00%	7/15/2025	7/15/2031		63	62	61		(6)(9)
VTC Buyer Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.09%	7/15/2025	7/15/2031		76	74	74		(6)(9)
VTC Buyer Corp.	Term Loan	SOFR	+	5.25%	(Q)	9.00%	7/15/2025	7/15/2031		1,581	1,561	1,537		(1)(6)
											6,060	6,058	1.63%
Health Care Equipment & Supplies
ACP Oak Buyer, Inc.	Revolver	N/A					6/12/2025	5/16/2031		$—	$(15)	$—		(2)(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.43%	6/12/2025	5/16/2031		1,652	1,636	1,652		(6)(9)
ACP Oak Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.43%	6/12/2025	5/16/2031		1,325	1,312	1,325		(6)(9)
ACP Oak Buyer, Inc.	Term Loan	SOFR	+	4.75%	(S)	8.60%	6/12/2025	5/16/2031		6,904	6,833	6,904		(1)(6)
EPTAM Plastics, Ltd.	Delayed Draw Term Loan	SOFR	+	5.50%	(M)	9.50%	6/2/2022	12/6/2027		1,261	1,260	1,182		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.50%	6/2/2022	12/6/2027		2,925	2,921	2,742		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.50%	6/2/2022	12/6/2027		342	341	320		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	5.50%	(M)	9.50%	6/2/2022	12/6/2027		244	243	228		(1)(6)
EPTAM Plastics, Ltd.	Term Loan	SOFR	+	6.00%	(Q)	10.13%	9/16/2022	12/6/2027		10	10	9		(1)(6)
ORG USME Buyer, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.72%	6/21/2022	5/24/2029		5,619	5,614	5,619		(1)(6)
Pediatric Home Respiratory Services, LLC	Revolver	N/A					12/23/2024	12/23/2030		—	(9)	—		(2)(6)(9)
Pediatric Home Respiratory Services, LLC	Delayed Draw Term Loan	N/A					6/2/2022	12/23/2030		—	(8)	—		(2)(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Pediatric Home Respiratory Services, LLC	Term Loan	SOFR	+	5.25%	(S)	9.04%	12/23/2024	12/23/2030		11,328	11,242	11,328		(1)(6)(9)
Reliable Medical Supply Acquisitionco LLC	Revolver	N/A					12/31/2025	12/31/2032		—	(6)	(7)		(2)(6)(9)
Reliable Medical Supply Acquisitionco LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	12/31/2025	12/31/2032		481	473	469		(2)(6)(9)
Reliable Medical Supply Acquisitionco LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	12/31/2025	12/31/2032		2,673	2,648	2,646		(1)(6)
SunMed Group Holdings, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.57%	11/22/2024	6/16/2028		1,736	1,729	1,736		(1)(6)
Zavation Medical Products, LLC	Revolver	SOFR	+	5.75%	(Q)	9.82%	7/22/2024	6/30/2029		53	51	52		(2)(6)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.48%	7/22/2024	6/30/2029		1,254	1,244	1,247		(6)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.48%	7/22/2024	6/30/2029		2,367	2,346	2,356		(6)(9)
Zavation Medical Products, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.82%	6/2/2022	6/30/2029		4,773	4,757	4,749		(1)(6)(9)
											44,622	44,557	12.02%
Health Care Providers & Services
42 North Dental, LLC	Revolver	N/A					2/9/2026	2/10/2031		$—	$(2)	$(3)		(2)(6)(9)
42 North Dental, LLC	Delayed Draw Term Loan	N/A					2/9/2026	2/9/2031		—	(2)	(6)		(2)(6)(9)
42 North Dental, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	2/9/2026	2/10/2031		1,644	1,629	1,627		(6)(9)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.65%	1/29/2025	1/29/2031		129	123	76		(2)(6)(9)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.62%	1/29/2025	1/29/2031		154	148	151		(6)(9)
Allergy & Clinical MidCo, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.73%	1/29/2025	1/29/2031		88	85	86		(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(S)	8.63%	1/29/2025	1/29/2031		129	121	114		(2)(6)(9)
Allergy & Clinical MidCo, LLC	Term Loan	SOFR	+	4.75%	(S)	8.72%	1/29/2025	1/29/2031		1,270	1,255	1,241		(6)(9)
Apex Dental Partners, LLC	Revolver	N/A					10/29/2024	10/29/2030		—	(5)	—		(2)(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.82%	10/29/2024	10/29/2030		3,259	3,234	3,259		(2)(6)(9)
Apex Dental Partners, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.84%	10/29/2024	10/29/2030		345	342	345		(6)(9)
Apex Dental Partners, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.82%	10/29/2024	10/29/2030		7,087	7,035	7,087		(1)(6)
Bebright MSO, LLC	Revolver	N/A					6/3/2024	6/3/2030		—	(15)	—		(2)(6)(9)
Bebright MSO, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.82%	6/3/2024	6/3/2030		4,854	4,788	4,854		(6)(9)
Bebright MSO, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.82%	6/3/2024	6/3/2030		6,046	5,964	6,046		(1)(6)
Eventus Buyer, LLC	Revolver	SOFR	+	5.50%	(M)	9.40%	11/1/2024	11/1/2030		346	337	346		(2)(6)(9)
Eventus Buyer, LLC	Delayed Draw Term Loan	N/A					11/1/2024	11/1/2030		—	(9)	—		(2)(6)(9)
Eventus Buyer, LLC	Term Loan	SOFR	+	5.50%	(M)	9.40%	11/1/2024	11/1/2030		6,305	6,235	6,305		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Eye Health America, LLC	Revolver	N/A					7/26/2022	7/26/2028		—	(4)	(3)		(2)(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	2/14/2025	7/26/2028		210	210	208		(2)(6)(9)
Eye Health America, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	7/26/2022	7/26/2028		2,618	2,604	2,605		(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	2/14/2025	7/26/2028		251	248	249		(6)(9)
Eye Health America, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	7/26/2022	7/26/2028		4,032	4,007	4,012		(1)(6)
Heartland Veterinary Partners LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.70%	6/2/2022	6/10/2028		1,256	1,256	1,256		(1)(6)(9)
Heartland Veterinary Partners LLC	Term Loan	SOFR	+	4.75%	(S)	8.70%	6/2/2022	6/10/2028		9,147	9,144	9,147		(1)(6)(9)
MWD Management, LLC	Revolver	SOFR	+	5.00%	(Q)	9.17%	6/15/2022	6/15/2027		67	65	67		(2)(6)(9)
MWD Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.17%	6/15/2022	6/15/2027		1,925	1,922	1,925		(1)(6)
MWD Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.17%	6/15/2022	6/15/2027		2,400	2,392	2,400		(1)(6)
NBPT Acquisition LLC	Revolver	SOFR	+	5.00%	(Q)	8.73%	3/3/2025	2/15/2030		89	86	76		(2)(6)(9)
NBPT Acquisition LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.73%	3/3/2025	3/3/2030		243	235	188		(2)(6)(9)
NBPT Acquisition LLC	Term Loan	SOFR	+	5.00%	(Q)	8.73%	3/3/2025	3/3/2030		5,130	5,092	4,989		(1)(6)
OIS Management Services, LLC	Revolver	N/A					7/23/2026	11/18/2030		—	(7)	(9)		(2)(6)(9)
OIS Management Services, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.75%	7/23/2026	11/18/2030		11,681	11,566	11,506		(1)(6)(9)
Phia Purchaser, LLC	Revolver	N/A					12/1/2025	12/1/2032		—	(3)	—		(2)(6)(9)
Phia Purchaser, LLC	Delayed Draw Term Loan	N/A					12/1/2025	12/1/2032		—	(3)	—		(2)(6)(9)
Phia Purchaser, LLC	Term Loan	SOFR	+	4.25%	(M)	8.15%	12/1/2025	12/1/2032		2,756	2,732	2,756		(1)(6)(9)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.34%	6/2/2022	10/31/2027		3,960	3,951	3,168		(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.34%	6/2/2022	10/31/2027		4,823	4,818	3,858		(1)(6)
Premier Imaging, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.34%	6/2/2022	10/31/2027		3,292	3,287	2,634		(1)(6)
SGA Dental Partners Sub Holdings, LLC	Term Loan	SOFR	+	6.00%	(Q)	10.07%	6/15/2026	6/13/2031		14,963	14,678	14,663		(1)(6)
Specialized Dental Holdings II, LLC	Delayed Draw Term Loan	N/A					10/30/2025	11/1/2028		—	(7)	—		(2)(6)(9)
U.S. Urology Partners, LLC	Revolver	N/A					4/8/2025	4/8/2032		—	(8)	—		(2)(6)(9)
U.S. Urology Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/8/2025	4/8/2032		1,688	1,671	1,689		(6)(9)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/8/2025	4/8/2032		7,035	6,962	7,035		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.00%	7/15/2022	7/15/2028		835	830	824		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.06%	7/15/2022	7/15/2028		577	574	570		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.55%	7/15/2022	7/15/2028		368	366	363		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
United Musculoskeletal Partners Acquisition Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.28%	7/15/2022	7/15/2028		88	87	87		(1)(6)
United Musculoskeletal Partners Acquisition Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	8.98%	7/15/2022	7/15/2028		4,800	4,800	4,741		(1)(6)
US Health Partners Management, LLC	Revolver	N/A					1/12/2024	1/11/2030		—	—	—		(2)(6)(8)(9)
US Health Partners Management, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.07%	1/12/2024	1/11/2030		34	33	34		(6)(9)
US Health Partners Management, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.07%	1/12/2024	1/11/2030		32	32	32		(6)(9)
USN Opco, LLC	Revolver	N/A					4/29/2026	5/31/2030		—	(3)	—		(2)(6)(9)
USN Opco, LLC	Delayed Draw Term Loan	N/A					4/29/2026	5/31/2030		—	(2)	—		(2)(6)(9)
USN Opco, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.32%	4/29/2026	5/31/2030		2,296	2,275	2,296		(1)(6)
											117,149	114,894	30.99%
Health Care Technology
Andretti Buyer, LLC	Revolver	N/A					1/30/2026	1/28/2033		$—	$—	$—		(2)(6)(8)(9)
Andretti Buyer, LLC	Delayed Draw Term Loan	N/A					1/30/2026	1/28/2033		—	—	—		(2)(6)(8)(9)
Andretti Buyer, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	1/30/2026	1/28/2033		492	487	487		(1)(6)
BRG Acquisition Co., LLC	Revolver	N/A					7/26/2022	7/26/2028		—	(4)	(23)		(2)(6)(9)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	6.00%	(Q)	9.82%	12/27/2023	7/26/2028		2,918	2,891	2,830		(1)(6)
BRG Acquisition Co., LLC	Term Loan	SOFR	+	5.50%	(Q)	9.47%	7/26/2022	7/26/2028		6,624	6,576	6,376		(1)(6)
Healthfuse, LLC	Revolver	N/A					1/10/2025	1/10/2031		—	(16)	—		(2)(6)(9)
Healthfuse, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.51%	1/10/2025	1/10/2031		6,408	6,334	6,408		(1)(6)(9)
Lightspeed Buyer, Inc.	Revolver	SOFR	+	4.50%	(Q)	8.58%	2/6/2026	2/6/2032		23	23	22		(2)(6)(9)
Lightspeed Buyer, Inc.	Revolver	SOFR	+	4.50%	(Q)	8.57%	2/6/2026	2/6/2032		75	73	74		(6)(9)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	N/A					2/6/2026	2/6/2032		—	(3)	(7)		(2)(6)(9)
Lightspeed Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.57%	2/6/2026	2/6/2032		1,562	1,547	1,546		(1)(6)
Pillr Health Intermediate II, LLC	Revolver	N/A					12/31/2025	12/31/2031		—	(5)	(3)		(2)(6)(9)
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	12/31/2025	12/31/2031		511	505	506		(2)(6)(9)
Pillr Health Intermediate II, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	12/31/2025	12/31/2031		2,537	2,514	2,524		(1)(6)
Xifin, Inc.	Revolver	PRIME	+	3.75%	(Q)	10.75%	7/31/2025	7/31/2031		47	44	42		(2)(6)(9)
Xifin, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.82%	7/31/2025	7/31/2031		2,583	2,572	2,550		(1)(6)
											23,538	23,332	6.29%
Hotels, Restaurants & Leisure
TWH Bidco, LLC	Delayed Draw Term Loan	N/A					1/22/2026	1/22/2032		$—	$(3)	$(4)		(2)(6)(9)
TWH Bidco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.48%	1/22/2026	1/22/2032		2,639	2,615	2,626		(1)(6)
											2,612	2,622	0.71%
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.97%	6/2/2022	11/9/2029		$9,518	$9,507	$9,162		(1)(6)
											9,507	9,162	2.47%
IT Services

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.51%	7/18/2024	7/18/2029		$530	$530	$307		(2)(6)(9)(10)
Distinct Holdings, Inc.	Revolver	SOFR	+	5.75%	(Q)	9.61%	7/18/2024	7/18/2029		477	477	382		(6)(9)(10)
Distinct Holdings, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.82%	7/18/2024	7/18/2029		11,741	11,613	9,393		(1)(6)(9)
G-3 Mobility Buyer LLC	Revolver	SOFR	+	4.25%	(Q)	8.00%	1/5/2026	1/5/2032		49	47	44		(2)(6)(9)
G-3 Mobility Buyer LLC	Revolver	SOFR	+	4.25%	(Q)	7.98%	1/5/2026	1/5/2032		49	47	49		(6)(9)
G-3 Mobility Buyer LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	8.00%	1/5/2026	1/5/2032		138	136	136		(6)(9)
G-3 Mobility Buyer LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	7.99%	1/5/2026	1/5/2032		119	118	118		(6)(9)
G-3 Mobility Buyer LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	8.09%	1/5/2026	1/5/2032		728	721	720		(6)(9)
G-3 Mobility Buyer LLC	Term Loan	SOFR	+	4.25%	(Q)	8.00%	1/5/2026	1/5/2032		3,316	3,287	3,283		(1)(6)
iVision Buyer, LLC	Revolver	SOFR	+	5.50%	(Q)	9.36%	5/22/2026	5/22/2031		109	104	109		(2)(6)(9)
iVision Buyer, LLC	Term Loan	SOFR	+	5.50%	(Q)	9.57%	5/22/2026	5/22/2031		2,859	2,826	2,859		(1)(6)
Sentinel Technologies, Inc.	Revolver	N/A					11/3/2025	11/3/2031		—	(5)	(4)		(2)(6)(9)
Sentinel Technologies, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.25%	7/24/2026	11/3/2031		2,344	2,324	2,327		(1)(6)
TriMech Acquisition Corp.	Term Loan	SOFR	+	4.75%	(Q)	8.82%	6/2/2022	3/10/2028		8,293	8,257	8,294		(1)(6)
											30,482	28,017	7.56%
Life Sciences Tools & Services
KL Charlie Acquisition Company	Revolver	N/A					9/5/2023	12/30/2029		$—	$—	$—		(2)(6)(8)(9)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.00%	3/17/2023	12/30/2029		3	3	3		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.00%	6/2/2022	12/30/2029		2,550	2,547	2,531		(1)(6)
KL Charlie Acquisition Company	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	9.00%	6/2/2022	12/30/2029		595	594	590		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.00%	(M)	9.00%	3/17/2023	12/30/2029		2	2	2		(1)(6)
KL Charlie Acquisition Company	Term Loan	SOFR	+	5.00%	(M)	9.00%	11/26/2024	12/30/2029		609	608	604		(1)(6)
Molecular Designs, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.39%	9/9/2024	10/4/2027		2,224	2,208	2,191		(1)(6)
											5,962	5,921	1.60%
Machinery
Le Sueur, Incorporated	Revolver	SOFR	+	6.00%	(Q)	9.76%	5/20/2026	5/20/2031		$151	$148	$149		(2)(6)(9)
Le Sueur, Incorporated	Revolver	SOFR	+	6.00%	(M)	9.74%	5/20/2026	5/20/2031		91	89	90		(6)(9)
Le Sueur, Incorporated	Revolver	SOFR	+	6.00%	(Q)	10.02%	5/20/2026	5/20/2031		121	119	120		(6)(9)
Le Sueur, Incorporated	Delayed Draw Term Loan	SOFR	+	6.00%	(Q)	9.75%	5/20/2026	5/20/2031		302	288	296		(2)(6)(9)
Le Sueur, Incorporated	Term Loan	SOFR	+	6.00%	(S)	9.69%	5/20/2026	5/20/2031		2,644	2,613	2,631		(1)(6)
Pareto Buyer, LLC	Revolver	N/A					12/12/2025	12/13/2032		—	(6)	(6)		(2)(6)(9)
Pareto Buyer, LLC	Delayed Draw Term Loan	N/A					12/12/2025	12/13/2032		—	(4)	(9)		(2)(6)(9)
Pareto Buyer, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	12/12/2025	12/13/2032		3,323	3,293	3,290		(1)(6)(9)
											6,540	6,561	1.77%
Marine Transportation
Horizon Freight Holdings, Inc.	Revolver	PRIME	+	4.00%	(Q)	11.00%	8/22/2024	8/22/2030		$455	$449	$430		(2)(6)(9)(10)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Horizon Freight Holdings, Inc.	Revolver	SOFR	+	5.00%	(Q)	9.07%	8/22/2024	8/22/2030		271	267	262		(6)(9)(10)
Horizon Freight Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	8/22/2024	8/22/2030		6,426	6,358	6,217		(1)(6)
											7,074	6,909	1.86%
Personal Care Products
Accupac, LLC	Revolver	PRIME	+	6.00% (0.00% PIK)	(Q)	13.00%	12/31/2024	12/31/2029		$868	$848	$309		(2)(6)(9)(13)
Accupac, LLC	Term Loan	PRIME	+	6.00% (0.00% PIK)	(Q)	15.00%	12/31/2024	12/31/2029		9,283	8,866	5,292		(6)(9)(13)
BPC Holding III Corp.	Term Loan	SOFR	+	5.25%	(M)	9.25%	6/2/2022	10/26/2026		5,390	5,390	5,390		(1)(6)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.25%	(Q)	9.09%	6/30/2022	6/30/2028		179	176	173		(2)(6)(9)
KL Bronco Acquisition, Inc.	Revolver	SOFR	+	5.25%	(Q)	9.11%	6/30/2022	6/30/2028		179	176	177		(6)(9)
KL Bronco Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.33%	6/30/2022	6/30/2030		1,397	1,389	1,383		(6)(9)
KL Bronco Acquisition, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.17%	6/30/2022	6/30/2030		3,771	3,745	3,734		(1)(6)
											20,590	16,458	4.44%
Pharmaceuticals
Advanced Infusion Solutions Acquisition, LLC	Revolver	N/A					6/4/2026	6/4/2032		$—	$(3)	$(3)		(2)(6)(9)
Advanced Infusion Solutions Acquisition, LLC	Delayed Draw Term Loan	N/A					6/4/2026	6/4/2032		—	(7)	(15)		(2)(6)(9)
Advanced Infusion Solutions Acquisition, LLC	Term Loan	SOFR	+	5.00%	(M)	8.90%	6/4/2026	6/4/2032		2,194	2,163	2,162		(1)(6)
Advantage HCS LLC	Term Loan	SOFR	+	5.50%	(Q)	9.24%	11/8/2023	11/8/2029		12,156	11,939	12,156		(1)(6)(9)
Leiters, Inc.	Revolver	N/A					9/29/2023	6/29/2028		—	(2)	—		(2)(6)(9)
Leiters, Inc.	Term Loan	SOFR	+	4.25%	(Q)	8.11%	9/29/2023	6/29/2028		474	468	474		(6)(9)
NS and Associates LLC	Revolver	N/A					9/9/2025	8/6/2030		—	(6)	(6)		(2)(6)(9)
NS and Associates LLC	Term Loan	SOFR	+	5.00%	(Q)	8.75%	9/9/2025	8/6/2030		3,481	3,438	3,437		(1)(6)
NS and Associates LLC	Term Loan	SOFR	+	5.00%	(Q)	8.84%	9/9/2025	8/6/2030		3,481	3,438	3,437		(1)(6)
											21,428	21,642	5.84%
Professional Services
Amplify Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.82%	9/17/2025	9/17/2032		$4,747	$4,716	$4,652		(1)(6)
Basin Innovation Group, LLC	Revolver	N/A					12/6/2024	12/6/2030		—	(13)	—		(2)(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.57%	12/6/2024	12/6/2030		1,429	1,414	1,429		(6)(9)
Basin Innovation Group, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.75%	12/6/2024	12/6/2030		328	324	328		(6)(9)
Basin Innovation Group, LLC	Term Loan	SOFR	+	4.75%	(M)	8.52%	12/6/2024	12/6/2030		11,495	11,366	11,495		(1)(6)(9)
BH Buyer, Inc.	Revolver	N/A					12/31/2025	12/31/2031		—	(7)	(4)		(2)(6)(9)
BH Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.82%	12/31/2025	12/31/2031		7,218	7,153	7,182		(1)(6)
CPL Consultants, LLC	Revolver	N/A					2/17/2026	2/17/2032		—	—	—		(2)(6)(8)(9)
CPL Consultants, LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	8.07%	2/17/2026	2/17/2032		5	3	3		(2)(6)(9)
CPL Consultants, LLC	Term Loan	SOFR	+	4.25%	(Q)	8.07%	2/17/2026	2/17/2032		125	124	124		(1)(6)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
DRML Holdings LLC	Revolver	N/A					3/14/2025	3/14/2031		—	(15)	(20)		(2)(6)(9)
DRML Holdings LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	3/14/2025	3/14/2031		133	121	103		(2)(6)(9)
DRML Holdings LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	3/14/2025	3/14/2031		6,566	6,489	6,469		(1)(6)(9)
Empower Benefits Inc.	Revolver	N/A					6/30/2026	6/30/2033		—	(2)	(1)		(2)(6)(9)
Empower Benefits Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	6/30/2026	6/30/2033		989	979	984		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.42%	6/2/2022	10/29/2027		696	696	665		(1)(6)
North Haven USHC Acquisition, Inc.	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.42%	6/2/2022	10/29/2027		8,579	8,573	8,193		(1)(6)
UHY Advisors, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.82%	11/22/2024	11/21/2031		370	357	370		(2)(6)(9)(10)
UHY Advisors, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(S)	8.56%	11/22/2024	11/21/2031		214	212	214		(2)(6)(9)
UHY Advisors, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.51%	11/22/2024	11/21/2031		1,273	1,263	1,274		(6)(9)
UHY Advisors, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	11/22/2024	11/21/2031		4,397	4,362	4,397		(6)(9)
UHY Advisors, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.51%	11/22/2024	11/21/2031		6,524	6,473	6,524		(1)(6)
											54,588	54,381	14.67%
Software
Project Leopard Holdings, Inc.	Term Loan	SOFR	+	5.25%	(Q)	9.17%	8/12/2022	7/20/2029		$96	$93	$52		(6)(7)(9)
QM Buyer, Inc.	Revolver	N/A					12/6/2024	12/6/2030		—	(12)	—		(2)(6)(9)
QM Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.07%	12/6/2024	12/6/2030		834	817	834		(2)(6)(9)
QM Buyer, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	12/6/2024	12/6/2030		6,798	6,721	6,798		(1)(6)
TCP Hawker Intermediate LLC	Term Loan	SOFR	+	5.00%	(Q)	9.07%	11/26/2024	8/30/2029		10,532	10,524	10,506		(1)(6)
											18,143	18,190	4.91%
Textiles, Apparel & Luxury Goods
National Safety Apparel LLC	Revolver	N/A					5/17/2024	5/17/2030		$—	$(9)	$—		(2)(6)(9)
National Safety Apparel LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	5/17/2024	5/17/2030		2,255	2,237	2,256		(6)(9)
National Safety Apparel LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	11/26/2024	5/17/2030		6,405	6,341	6,405		(1)(6)
											8,569	8,661	2.34%
Trading Companies & Distributors
Easy Ice, LLC	Revolver	SOFR	+	5.25%	(Q)	9.24%	10/30/2024	10/30/2030		$81	$78	$78		(2)(6)(9)
Easy Ice, LLC	Revolver	SOFR	+	5.40%	(Q)	9.47%	10/30/2024	10/30/2030		90	86	90		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.15%	10/30/2024	10/30/2030		85	84	82		(2)(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.23%	10/30/2024	10/30/2030		176	173	175		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.22%	10/30/2024	10/30/2030		88	87	88		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.17%	10/30/2024	10/30/2030		54	53	53		(6)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.16%	10/30/2024	10/30/2030		162	159	161		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.45%	10/30/2024	10/30/2030		41	41	41		(6)(9)
Easy Ice, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.47%	10/30/2024	10/30/2030		327	323	326		(6)(9)
Easy Ice, LLC	Term Loan	SOFR	+	5.25%	(Q)	9.22%	10/30/2024	10/30/2030		6,620	6,547	6,587		(1)(6)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(S)	8.62%	3/1/2023	3/1/2029		134	132	133		(2)(6)(9)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(S)	9.01%	3/1/2023	3/1/2029		59	58	58		(6)(9)
Krayden Holdings, Inc.	Revolver	SOFR	+	4.75%	(Q)	8.82%	3/1/2023	3/1/2029		137	135	137		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	3/1/2023	3/1/2029		381	375	380		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	3/1/2023	3/1/2029		381	375	380		(6)(9)
Krayden Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	8/30/2024	3/1/2029		382	381	381		(6)(9)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.82%	8/30/2024	3/1/2029		1,226	1,219	1,223		(1)(6)
Krayden Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.82%	3/1/2023	3/1/2029		1,998	1,968	1,993		(1)(6)
MES Intermediate, Inc.	Revolver	N/A					11/21/2025	10/1/2027		—	(1)	(2)		(2)(6)(9)
MES Intermediate, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.07%	9/24/2024	10/1/2027		3,716	3,692	3,707		(1)(6)
MES Intermediate, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	11/21/2025	10/1/2027		6,406	6,380	6,358		(1)(6)
											22,345	22,429	6.05%

Total Senior Secured First Lien Loans											660,266	638,934	172.32%
Equity
Automobile Components
M&D Parent Holdings, LLC	Class B Units								5,144		$518	$328		(3)(9)
											518	328	0.09%
Chemicals
MDI Aggregator LP	Common Units								8,380		$840	$1,265		(3)(9)
											840	1,265	0.34%
Commercial Services & Supplies
Chimney Rock 3G Co-Invest	Equity Co-Invest								125,000		$127	$121		(3)(9)
White Tiger Newco, LLC (fka Lav Gear Intermediate Holdings, Inc.)	Class A Units								5,939		681	—		(3)(9)
RFI Group Holdings, L.P.	Class A Units								3,000		300	678		(3)(9)
VP Security Holdings, LP (fka VP Security Buyer, Inc.)	Limited Partnership Units								111,111		111	111		(3)(9)
											1,219	910	0.25%
Construction & Engineering
360 F&F Investors, LLC (fka 360 Partners, LLC)	Class A Units								1,998		$236	$196		(3)(9)
HT Investors, LLC	A1 Units								3,481		415	415		(3)(9)

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread	Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
Mascarene Marlin Investment Holdings LLC	Class A1 Units					100,646		102	101		(3)(9)
								753	712	0.19%
Containers & Packaging
Comar Aggregator Co, LLC (fka Comar Holding Company, LLC)	Class A Units					8,172		$4,442	$4,084		(3)(9)
Oliver Investors, LP	Class A Units					6,406		608	—		(3)(9)
Oliver Investors, LP	Class D Units					152		8	—		(3)(9)
								5,058	4,084	1.10%
Diversified Consumer Services
FS NU Investors, LP	Class A Units					5,000		$500	$—		(3)(9)
FS NU Investors, LP	Class C Units					253		26	—		(3)(9)
FS NU Investors, LP	Class D Units					278		21	—		(3)(9)
								547	—	—
Financial Services
TRX Topco LLC (fka TRX Buyer LLC)	Preferred Stock Unit					1,286		$109	$109		(3)(9)
								109	109	0.03%
Ground Transportation
Mascarene VTC Investment Holdings, LLC (fka VTC Buyer Corp)	Class A-1 Units					164,000		$190	$186		(3)(9)
New Quantix Parent LLC	Class A Common Units					164,000		472	602		(3)(9)
								662	788	0.21%
Health Care Equipment & Supplies
Gauge Reliable Blocker Buyer LLC (fka Reliable Medical Supply Acquisition LLC)	Series A Interest					103,093		$103	$102		(3)(9)
								103	102	0.03%
Health Care Technology
BRG Group Holdings, LLC	Class A Units					612,419		$626	$435		(3)(9)
ACP Charger Co-Invest, LLC (fka Xifin, Inc.)	Class D Units					11,507		220	220		(3)(9)
								846	655	0.18%
Hotels, Restaurants & Leisure
TWH Holdings, LP (fka Tailwind Hospitality)	Limited Partnership Units					37		$37	$36		(3)(9)
								37	36	0.01%
IT Services
Stech Investors, LP (fka Sentinel Technologies, Inc.)	Class A Units					1,154		$115	$119		(3)(9)
								115	119	0.03%
Personal Care Products

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

Company # +	Type of Investment	Reference Rate and Spread				Interest Rate *	Acquisition Date	Maturity	Shares / Units	Principal	Amortized Cost (++)	Fair Value	Percentage of Net Assets ^	Footnotes
KLC Fund 1-C1 LP	Limited Partnership Units								605,769		$608	$636		(3)(9)
											608	636	0.17%

Total Equity											11,415	9,744	2.63%
Subtotal Non-Controlled/Non-Affiliated Investments											671,681	648,678	174.95%

Controlled Investments:														(+)
Investment Funds and Vehicles
Senior Direct Lending Program, LLC	Limited Partnership Units	SOFR	+	8.00%	(Q)	Current Yield: 11.25%		12/31/2036		$188,718	183,052	170,318		(2)(4)(5)
											$183,052	$170,318	45.94%

Subtotal Controlled Investments											$183,052	$170,318	45.94%
Total Investments											$854,733	$818,996	220.89%

Cash Equivalents:
State Street Institutional U.S. Government Money Market Fund						7-Day Yield 3.80%				$17,144	$17,144	$17,144		(14)(15)
											$17,144	$17,144	4.62%

Subtotal Cash Equivalents											$17,144	$17,144	4.62%
Total Investments and Cash Equivalents											$871,877	$836,140	225.51%

Derivative Instruments

Description	Hedging Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Unrealized Appreciation / (Depreciation)	Footnotes
Interest rate swap	2026 Notes	8.10%	USD-SOFR-Compound + 4.226%	CIBC Bank USA	12/21/2026	$25,000	$(19)	$—	$(19)	(7)
Interest rate swap	2028 Notes	8.20%	USD-SOFR-Compound + 4.595%	CIBC Bank USA	12/21/2028	25,000	(665)	—	(665)	(7)
Total						$50,000	$(684)	$—	$(684)

# Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (See "Note 4. Fair Value Measurements").

+ All of the issuers of the investments held by the Company are domiciled in the United States. Certain investments also have international operations.

* Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the Company has provided the interest rate in effect as of September 30, 2026.

^ Percentage is based on net assets of $370,779 as of September 30, 2026.

(+) Controlled Investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

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

(2) The investment has an unfunded commitment as of September 30, 2026 (See "Note 8. Commitments and Contingencies"). Fair value includes an analysis of the unfunded commitment.

Varagon Capital Corporation

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2026

(dollar amounts in thousands, except Shares/Units)

(unaudited)

(3) Security is non-income producing.

(4) The investment is not considered a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2026, total qualifying assets at fair value represented 79.9% of the Company's total assets calculated in accordance with the 1940 Act.

(5) In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(6) Loan includes interest rate floor feature.

(7) This investment is valued using observable inputs using a Level 2 measurement in the ASC 820 fair value hierarchy as of September 30, 2026 (See "Note 4. Fair Value Measurements").

(8) Par Amount, Amortized Cost, and Fair Value are less than $1,000.

(9) The investment or a portion thereof held by the Company or VCC Equity Holdings, LLC, a wholly owned subsidiary of the Company, is pledged as collateral under the SMBC Facility (See "Note 6. Borrowings").

(10) As of September 30, 2026, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments and Contingencies for further information on letters of credit commitments related to certain portfolio companies.

(11) As of September 30, 2026, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 8. Commitments and Contingencies for further information on letters of credit commitments related to certain portfolio companies.

(12) The investment was current on cash interest payment and was on non-accrual status with respect to the portion of the interest that is PIK interest only as of September 30, 2026. See "Note 2. Significant Accounting Policies" for more information.

(13) The investment was on non-accrual status as of September 30, 2026.

(14) The rate shown is the annualized seven-day yield as of September 30, 2026.

(15) This investment represents a Level 1 security in the ASC 820 fair value hierarchy as of September 30, 2026 (See "Note 4. Fair Value Measurements").

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

(+) Controlled Investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

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
September 30, 2026

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

Cash and Cash Equivalents

Cash and cash equivalents consists of deposits held at a custodian bank and, at times, may exceed the insured limits under applicable law. As of September 30, 2026, the Company held approximately $25.9 million in cash and cash equivalents. As of December 31, 2025, the Company held approximately $34.0 million in cash and cash equivalents.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for U.S. federal income tax purposes, even though the Company would have not yet collected the cash. For the three and nine months ended September 30, 2026, the Company earned PIK interest of $0.3 million (or 1.6% of its total investment income), and $1.2 million (or 1.8% of its total investment income), respectively, reflected on the accompanying consolidated statements of operations as part of the interest income. For the three and nine months ended September 30, 2025, the Company earned PIK interest of $0.6 million (or 2.7% of its total investment income), and $2.2 million (or 3.0% of its total investment income), respectively, which is reflected on the accompanying consolidated statements of operations as part of interest income.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, the Company did not earn any PIK fee income.

When the Company does not expect the borrower will be able to pay future accruals of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of September 30, 2026, the Company had investments in four portfolio companies that were current on cash interest payments and were on non-accrual status with respect to their PIK interest only.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2026, certain loans in three portfolio companies held by the Company were on non-accrual with an aggregate amortized cost of $15.8 million and fair value of $5.6 million. As of December 31, 2025, certain loans in one portfolio company held by the Company were on non-accrual with an aggregate amortized cost of $6.1 million and fair value of $2.0 million.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$660,266	77.3%	$638,934	78.0%
Equity	11,415	1.3	9,744	1.2
Subordinated Certificates of the SDLP	183,052	21.4	170,318	20.8
Total Investments	$854,733	100.0%	$818,996	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$685,275	78.3%	$673,713	79.3%
Equity	10,959	1.3	9,939	1.2
Subordinated Certificates of the SDLP	177,962	20.4	165,702	19.5
Total Investments	$874,196	100.0%	$849,354	100.0%

The following table shows the composition of the Company’s portfolio investments by industry grouping at amortized cost and the fair value as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
	Amortized Cost	Percentage	Fair Value	Percentage
Investment Funds and Vehicles (1)	$183,052	21.4%	$170,318	20.8%
Health Care Providers & Services	117,149	13.7	114,894	14.0
Professional Services	54,588	6.4	54,381	6.6
Automobile Components	49,918	5.9	46,698	5.7
Commercial Services & Supplies	46,986	5.5	46,591	5.7
Health Care Equipment & Supplies	44,725	5.2	44,659	5.5
IT Services	30,597	3.6	28,136	3.4
Chemicals	28,130	3.3	28,660	3.5
Health Care Technology	24,384	2.9	23,987	2.9
Trading Companies & Distributors	22,345	2.6	22,429	2.7
Pharmaceuticals	21,428	2.5	21,642	2.7
Personal Care Products	21,198	2.5	17,094	2.1
Distributors	20,704	2.4	20,716	2.5
Diversified Consumer Services	20,689	2.4	17,638	2.2
Software	18,143	2.1	18,190	2.2
Food Products	16,232	1.9	10,702	1.3
Electronic Equipment, Instruments & Components	15,423	1.8	15,521	1.9
Energy Equipment & Services	13,326	1.6	13,298	1.6
Financial Services	11,689	1.4	11,810	1.5
Aerospace & Defense	11,475	1.3	11,523	1.4
Construction & Engineering	10,525	1.2	10,479	1.3
Household Products	9,507	1.1	9,162	1.1
Containers & Packaging	9,409	1.1	7,242	0.9
Beverages	8,709	1.0	8,775	1.1
Textiles, Apparel & Luxury Goods	8,569	1.0	8,661	1.1
Marine Transportation	7,074	0.8	6,909	0.9
Ground Transportation	6,722	0.8	6,846	0.8
Consumer Staples Distribution & Retail	6,581	0.8	6,589	0.8
Machinery	6,540	0.8	6,561	0.8
Life Sciences Tools & Services	5,962	0.7	5,921	0.7
Hotels, Restaurants & Leisure	2,649	0.3	2,658	0.3
Diversified Telecommunication Services(2)	305	0.0	306	0.0
Total Investments	$854,733	100.0%	$818,996	100.0%

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

Transactions With Controlled/Affiliated Companies

During the nine months ended September 30, 2026, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2025	Purchases of Investments	Payment-in-kind and other adjustments to cost	Repayments of investments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2026	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$165,702	$15,442	$(25)	$(10,327)	$(474)	$—	$170,318	$15,445

During the nine months ended September 30, 2025, the Company had an investment in one portfolio company designated as a controlled investment under the 1940 Act. Transactions with the controlled investment were as follows (dollars in thousands):

Controlled Investment	Type of Investment	Fair Value at December 31, 2024	Purchases of Investments	Payment-in-kind and other adjustments to cost	Repayments of investments	Unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2025	Income Earned
Senior Direct Lending Program	Subordinated Certificates of the SDLP	$172,152	$17,692	$(1,678)	$(30,446)	$(789)	$—	$156,931	$16,226

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and Ares Capital Corporation (“ARCC”) formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates (as defined below), in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through subordinated certificates (the “Subordinated Certificates”). The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of September 30, 2026 and December 31, 2025, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates. SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of September 30, 2026 and December 31, 2025, the Company and ARCC had agreed to make capital available to the SDLP in the aggregate totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of September 30, 2026 and December 31, 2025, the Company has funded $188.7 million and $183.6 million, respectively, of its commitment to the SDLP and had $17.6 million and $22.7 million in unfunded commitments remaining available to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $183.1 million and $170.3 million, respectively, as of September 30, 2026, and $178.0 million and $165.7 million, respectively, as of December 31, 2025. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 11.3% and 12.1%, respectively, as of September 30, 2026, and 11.8% and 12.6%, respectively, as of December 31, 2025. For the three and nine months ended September 30, 2026, the Company earned interest income of $5.2 million and $15.4 million, respectively, from its investment in the Subordinated Certificates. For the three and nine months ended September 30, 2025, the Company earned interest income of $5.3 million and $16.2 million, respectively, from its investment in the Subordinated Certificates. As of September 30, 2026 and December 31, 2025, $5.2 million and $5.3 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of September 30, 2026 and December 31, 2025, the SDLP’s portfolio was comprised of first lien senior secured loans to U.S. middle-market companies and consisted of investments in industries similar to the companies in the Company’s portfolio. As of September 30, 2026, certain loans in one portfolio company in the SDLP portfolio was on non-accrual status. As of December 31, 2025, none of the loans in the SDLP portfolio were on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2026 and December 31, 2025 (dollars in millions):

	As of September 30, 2026	As of December 31, 2025
Total first lien senior secured loans(1)	$4,671	$4,297
Largest loan to a single borrower(1)	$373	$413
Total of five largest loans to borrower(1)	$1,627	$1,719
Number of borrowers in the SDLP	73	39
Commitments to fund delayed draw loans (2)	$195	$259

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee

Below is a listing of SDLP’s individual investments as of September 30, 2026 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	3/29/2032	$1,507	$1,507	$1,507	(2)
Acron Aviation, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.57%	3/29/2032	9,145	9,145	9,145	(2)
Blue Raven Solutions, LLC	Term Loan	SOFR	+	6.25%	(Q)	10.32%	1/16/2032	9,369	9,369	9,369	(2)
Titan BW Borrower L.P.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.30%	7/26/2032	3,150	3,100	3,097	(2)
Titan BW Borrower L.P.	Term Loan	SOFR	+	2.50% (2.88% PIK)	(Q)	9.13%	7/26/2032	26,539	26,287	26,273	(2)
Zenith AcquisitionCo, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.26%	1/13/2033	189	189	189	(2)
Zenith AcquisitionCo, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.26%	1/13/2033	8,001	8,001	8,001	(2)
									57,598	57,581
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.22%	8/31/2028	$37,047	$35,694	$28,897	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.22%	8/31/2028	42,545	40,991	33,185	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.22%	8/31/2028	2,412	2,324	1,882	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	9.22%	8/31/2028	179,591	173,031	140,081	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	9.22%	8/31/2028	26,420	25,455	20,608	(2)
Midco Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.50% (5.00% PIK)	(M)	11.26%	11/9/2029	3,096	3,096	3,096	(2)
Midco Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.50% (5.00% PIK)	(Q)	11.26%	11/9/2029	3,096	3,096	3,096	(2)
Midco Holding, LLC	Term Loan	SOFR	+	2.50% (5.00% PIK)	(Q)	11.26%	11/9/2029	95,220	95,220	95,220	(2)
									378,907	326,065
Automobiles
Bolt Purchaser, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	6/30/2033	$9,658	$9,658	$9,562	(2)
									9,658	9,562
Capital Markets
Lido Advisors, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.49%	5/10/2032	$4,920	$4,920	$4,920	(2)
Lido Advisors, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	5/10/2032	747	747	747	(2)
Oak Funding, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.34%	12/2/2032	405	405	405	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.32%	12/2/2032	23,850	23,850	23,850	(2)
									29,922	29,922
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	9.15%	4/30/2031	$5,277	$5,277	$5,277	(2)
SePRO Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.90%	7/26/2030	14,049	14,049	14,049	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.00%	(M)	8.90%	7/26/2030	116,239	116,239	116,239	(2)
									135,565	135,565
Commercial Services & Supplies
365RM Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	5/6/2033	$16,854	$16,854	$16,686	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(Q)	9.29%	5/28/2032	2,505	2,505	2,505	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(Q)	9.29%	5/28/2032	7,725	7,725	7,725	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.23%	11/26/2032	4,012	4,011	4,011	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.24%	11/26/2032	12,195	12,195	12,195	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	10/21/2032	3,207	3,207	3,207	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.82%	10/21/2032	10,290	10,290	10,290	(2)
Drogon Bidco Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.90%	8/29/2031	3,937	3,937	3,937	(2)
Drogon Bidco Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.90%	8/29/2031	7,122	7,122	7,122	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.00%	(Q)	7.81%	8/20/2031	3,394	3,393	3,393	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.00%	(M)	7.94%	8/20/2031	302,923	302,923	302,923	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	9.85%	10/13/2027	45,988	45,990	42,770	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(S)	9.85%	10/13/2027	192,332	192,332	178,868	(2)
Talon Buyer Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	8.04%	7/15/2032	3,599	3,480	3,474	(2)
Zinc Buyer Corporation	Term Loan	SOFR	+	4.75%	(Q)	8.82%	7/24/2031	626	620	588	(2)
									616,584	599,694
Construction & Engineering
BGIF IV Fearless Utility Services, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.90%	6/9/2031	$10,138	$10,138	$10,138	(2)
BGIF IV Fearless Utility Services, Inc.	Term Loan	SOFR	+	5.00%	(M)	8.90%	6/9/2031	14,735	14,735	14,735	(2)
Bells Parent, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.07%	4/25/2033	2,187	2,187	2,159	(2)
Bells Parent, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	4/25/2033	7,378	7,378	7,285	(2)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	1/2/2032	4,417	4,417	4,417	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	1/2/2032	181,123	181,123	181,123	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	1/2/2032	3,692	3,692	3,692	(2)
HP RSS Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	12/11/2029	15,888	15,888	15,888	(2)
HP RSS Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	12/11/2029	1,620	1,620	1,620	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.38% (2.88% PIK)	(Q)	8.98%	8/27/2032	1,516	1,517	1,487	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.38% (2.88% PIK)	(Q)	9.32%	8/27/2032	8,817	8,817	8,729	(2)
									251,512	251,273
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	12/23/2030	$39,932	$39,932	$39,932	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	12/23/2030	93,065	93,065	93,065	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.50%	(M)	8.40%	12/23/2030	217,041	217,041	217,041	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.52%	12/20/2032	10,467	10,467	9,734	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(Q)	10.39%	11/12/2030	25,399	25,399	25,399	(2)
									385,904	385,171
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(Q)	9.07%	9/29/2031	$7,735	$7,735	$7,735	(2)
Radwell Parent, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	4/1/2030	620	620	620	(2)
Radwell Parent, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	4/1/2030	126	126	126	(2)
Radwell Parent, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	4/1/2030	6,622	6,622	6,622	(2)
									15,103	15,103
Diversified Consumer Services
Flint OpCo, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.57%	8/15/2030	$5,320	$5,320	$5,320	(2)
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	9.15%	9/4/2031	19,404	19,404	18,434	(2)
									24,724	23,754
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.26%	11/5/2031	$93,413	$93,413	$93,413	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.26%	11/5/2031	216,641	216,641	216,641	(2)
									310,054	310,054
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.97%	3/1/2030	$11,299	$11,299	$11,299	(2) (3)
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.97%	3/1/2030	1,197	1,197	1,197	(2) (3)
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.97%	3/1/2030	306	306	306	(2) (3)
Spirit RR Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.07%	9/13/2028	8,070	8,070	8,070	(2)
The Ultimus Group Midco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	7/1/2032	18,643	18,554	18,476	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	8.15%	3/11/2031	23,263	23,263	23,263	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	8.15%	3/11/2031	115,414	115,414	115,414	(2)
									178,103	178,025
Food Products
Custom Ingredients, LLC	Term Loan	SOFR	+	4.75%	(M)	8.65%	7/16/2032	$13,397	$13,397	$13,263	(2)
DecoPac, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.57%	5/14/2030	39,798	39,797	39,797	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Gula Buyer Inc.	Term Loan	SOFR	+	4.50%	(M)	8.39%	10/27/2031	14,775	14,775	14,775	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.40%	12/10/2029	30,232	27,673	20,558	(2) (5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.40%	12/10/2029	182,797	167,323	124,302	(2) (5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.40%	12/10/2029	14,418	12,946	9,804	(2) (5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.40%	12/10/2029	48,645	43,807	33,078	(2) (5)
Sugar PPC Buyer LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	10/2/2031	1,148	1,148	1,148	(2)
									320,866	256,725
Health Care Equipment & Supplies
Artivion, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.51%	1/21/2031	$17,456	$17,456	$17,456	(2)
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.40%	7/31/2031	224,918	224,918	224,918	(2)
Spruce Bidco II Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.57%	1/30/2032	39,798	39,798	39,798	(2)
									282,172	282,172
Health Care Providers & Services
Premise Health Holding Corp	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	11/8/2032	$1,577	$1,577	$1,577	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(Q)	8.82%	11/8/2032	6,222	6,222	6,222	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(Q)	8.82%	11/8/2032	2,179	2,179	2,179	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/8/2032	4,975	4,975	4,975	(2)
									14,953	14,953
Health Care Technology
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.50% (2.50% PIK)	(Q)	9.07%	2/4/2033	$7,021	$7,021	$7,021	(2)
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.50% (2.50% PIK)	(Q)	9.07%	2/4/2033	5,466	5,466	5,466	(2)
Project Alliance Buyer, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.26%	8/27/2031	4,060	4,060	4,060	(2)
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.07%	11/3/2031	110,813	110,813	110,813	(2)
									127,360	127,360
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	SOFR	+	2.50% (2.25% PIK)	(Q)	8.82%	11/17/2032	$279	$279	$279	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	2.50% (2.25% PIK)	(Q)	8.82%	11/17/2032	5,703	5,703	5,703	(2)
Invited, Inc.	Term Loan	SOFR	+	5.25%	(M)	9.15%	6/9/2032	39,648	39,648	39,252	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.76%	6/28/2030	54,053	54,053	54,053	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.76%	6/28/2030	43,752	43,752	43,752	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	6/28/2030	151,583	151,583	151,583	(2)
									295,018	294,622
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(M)	9.97%	11/9/2029	$305,031	$305,031	$289,780	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.97%	11/9/2029	27,043	26,984	25,690	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.97%	11/9/2029	40,925	40,925	38,880	(2)
									372,940	354,350
IT Services
UFS, LLC	Term Loan	SOFR	+	4.50%	(M)	8.40%	10/14/2031	$14,815	$14,815	$14,815	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.25%	(Q)	8.32%	12/23/2032	11,545	11,545	11,533	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.25%	(Q)	7.98%	12/23/2032	33	33	33	(2)
									26,393	26,381
Insurance
AQ Sunshine, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.07%	7/25/2033	$323	$323	$290	(2)
AQ Sunshine, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	7/25/2033	5,000	5,000	4,950	(2)
EAG Nexus Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.76%	8/15/2033	5,210	5,210	5,158	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/14/2028	1,236	1,228	1,236	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/14/2028	2,819	2,800	2,819	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.23%	4/14/2028	4,520	4,491	4,520	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/14/2028	3,909	3,882	3,909	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	8.57%	4/14/2028	5,278	5,243	5,278	(2)
High Street Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/14/2028	2,136	2,122	2,136	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.65%	11/1/2029	3,508	3,508	3,508	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.90%	11/1/2029	3,592	3,592	3,592	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.51%	11/1/2029	3,646	3,646	3,646	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.77%	11/1/2029	460	460	460	(2)
SageSure Holdings, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.52%	1/28/2030	5,823	5,822	5,822	(2)
SageSure Holdings, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.52%	1/28/2030	13,403	13,403	13,403	(2)
SageSure Holdings, LLC	Term Loan	SOFR	+	4.50%	(M)	8.52%	1/28/2030	8,310	8,310	8,310	(2)
SageSure Holdings, LLC	Term Loan	SOFR	+	4.50%	(M)	8.52%	1/28/2030	12,281	12,281	12,281	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.65%	10/31/2031	23,094	23,094	23,094	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.65%	10/31/2031	120,816	120,816	120,816	(2)
									225,231	225,228
Machinery
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	8/6/2032	$240,212	$240,212	$240,212	(2)
JSG II, Inc. and Checkers USA, Inc./JHC Acquisition Corp	Term Loan	SOFR	+	4.25%	(M)	8.15%	9/30/2032	27,831	27,831	27,831	(2)
JSG II, Inc. and Checkers USA, Inc./JHC Acquisition Corp	Term Loan	SOFR	+	4.75%	(M)	8.65%	9/30/2032	10,772	10,612	10,772	(2)
									278,655	278,815
Professional Services
Grit Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	7/16/2032	$8,618	$8,618	$8,618	(2)
									8,618	8,618
Software
Apple Bidco Holdings, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.57%	1/24/2033	$12,246	$12,246	$11,267	(2)
Bottomline Technologies, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.57%	5/14/2029	24,874	24,818	24,874	(2)
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.32%	11/1/2032	11,884	11,884	11,527	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.40%	11/30/2027	12,907	12,907	12,907	(2)(3)
Goose Borrower, L.P.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	3/2/2033	7,234	7,234	7,234	(2)
Goose Borrower, L.P.	Term Loan	SOFR	+	4.75%	(Q)	8.82%	3/2/2033	5,895	5,895	5,895	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	8.15%	10/25/2032	66	66	25	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.25%	(Q)	8.07%	10/25/2032	7,936	7,936	7,777	(2)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.32%	12/30/2032	2,927	2,928	2,928	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	8.98%	12/30/2032	6,365	6,365	6,365	(2)
									92,279	90,799
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.50%	(M)	11.50%	12/14/2027	$32,958	$32,958	$24,719	(2)
									32,958	24,719
Total Senior Secured First Lien Loans									$4,471,077	$4,306,511

Equity
Automobile Components
Midco Holding, LLC	Common Stock							45,844	$—	$—
Midco Holding, LLC	Preferred Shares							59,597	23,119	12,114
									23,119	12,114
Food Products
Manna Pro Products, LLC	Common Stock							21	$—	$—
Manna Pro Products, LLC	Common Stock							17	—	—
									—	—

Total Equity									$23,119	$12,114

Total Investments									$4,494,196	$4,318,625

Company	Type of Investment	Reference Rate and Spread (1)	Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), or monthly (M). For each such loan, the interest rate provided was the rate in effect as of September 30, 2026.

(2) Loan includes interest rate floor feature.

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

(5) The investment was on non-accrual status as of September 30, 2026.

Below is a listing of SDLP’s individual investments as of December 31, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	3/29/2032	$9,191	$9,191	$9,191	(2)
									9,191	9,191
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	$2,414	$2,342	$1,906	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.92%	08/31/2028	37,057	35,956	29,275	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.92%	08/31/2028	42,557	40,999	33,620	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	26,427	25,641	20,877	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	179,643	174,307	141,918	(2)
Midco Holding, LLC	Term Loan	SOFR	+	7.50%	(M)	11.36%	11/9/2029	91,687	91,687	91,687	(2)
									370,932	319,283
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	4/30/2031	$5,569	$5,569	$5,569	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	7/26/2030	117,128	117,128	117,128	(2)
									122,697	122,697
Commercial Services & Supplies
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	$7,783	$7,783	$7,783	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	2,523	2,523	2,523	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	N/A					11/26/2032	—	—	(15)	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/26/2032	12,195	12,195	12,103	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	N/A					10/21/2032	—	—	(21)	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	10/21/2032	10,368	10,368	10,264	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	3,713	3,713	3,713	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	81,491	81,491	81,491	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	223,760	223,760	223,760	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	46,350	46,350	43,105	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	193,846	193,846	180,277	(2)
									582,029	564,983
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.17%	1/2/2032	$4,450	$4,450	$4,450	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/2/2032	182,499	182,499	182,499	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.69%	8/27/2032	883	883	863	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.38% (2.88% PIK)	(M)	8.92%	8/27/2032	8,691	8,691	8,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.04%	11/21/2029	16,628	16,628	16,628	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	26,604	26,604	26,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.87%	11/21/2029	20,261	20,261	20,261	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.99%	11/21/2029	12,214	12,214	12,214	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.97%	11/21/2029	9,903	9,903	9,903	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	257,272	257,272	257,272	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
									539,405	539,298
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	$116,262	$116,262	$116,262	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	48,600	48,601	48,601	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	248,325	248,325	248,325	(2)
									413,188	413,188
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.67%	09/29/2031	$8,327	$8,327	$8,223	(2)
									8,327	8,223
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	11/05/2031	$67,486	$67,487	$67,487	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.40%	11/05/2031	218,295	218,295	218,295	(2)
									285,782	285,782
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	$11,387	$11,387	$11,387	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	1,206	1,206	1,206	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(S)	9.84%	3/1/2030	309	309	309	(2)(3)
Oak Funding, LLC	Delayed Draw Term Loan	N/A					12/2/2032	—	—	(12)	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(M)	8.29%	12/2/2032	23,970	23,970	23,730	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	23,439	23,439	23,439	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	116,291	116,291	116,291	(2)
									176,602	176,350
Food Products
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	$—	$—	$(15)	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(13)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/20/2032	10,519	10,519	10,467	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	29,424	28,701	23,245	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	14,033	13,687	11,086	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	47,344	46,181	37,402	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	177,910	173,542	140,549	(2)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	N/A					11/12/2030	—	—	(27)	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.34%	11/12/2030	25,526	25,526	25,271	(2)
									298,156	247,965
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.22%	07/31/2031	$226,640	$226,640	$226,640	(2)
									226,640	226,640
Health Care Providers & Services
Premise Health Holding Corp	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/8/2032	$6,268	$6,268	$6,268	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.75%	(M)	8.42%	4/8/2032	5,000	5,000	5,000	(2)
									11,268	11,268
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	11/03/2031	$111,656	$111,656	$111,656	(2)
									111,656	111,656

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	N/A					11/17/2032	$—	$—	$(5)	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	4.50% (2.25% PIK)	(M)	10.42%	11/17/2032	5,622	5,622	5,594	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	41,537	41,537	41,537	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	59,100	59,100	59,100	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	6/29/2029	165,750	165,750	165,750	(2)
									272,009	271,976
Household Durables
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	09/04/2031	$19,625	$19,625	$19,429	(2)
									19,625	19,429
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	$26,460	$26,460	$24,608	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	40,044	40,044	37,241	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.52%	11/09/2027	299,250	299,250	278,303	(2)
									365,754	340,152
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	$7,931	$7,931	$7,931	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	121,736	121,736	121,736	(2)
									129,667	129,667
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.50%	10/14/2031	$14,927	$14,927	$14,778	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	N/A					12/23/2032	—	—	(3)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	11,545	11,545	11,516	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	33	33	32	(2)
									26,505	26,323
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	N/A					10/26/2027	$—	$—	$(13)	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	8/6/2032	240,212	240,212	239,011	(2)
									240,212	238,998
Software
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/1/2032	$11,884	$11,884	$11,824	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.22%	11/30/2027	13,006	13,006	12,875	(2)(3)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	N/A					12/30/2032	—	—	(25)	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	12/30/2032	6,365	6,365	6,301	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	N/A					10/25/2032	—	—	(5)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.37%	10/25/2032	7,936	7,936	7,896	(2)
									39,191	38,866
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.82%	12/14/2027	$32,794	$32,794	$30,170	(2)
									32,794	30,170

Total Senior Secured First Lien Loans									$4,281,630	$4,132,105
Equity
Automobile Components
Midco Holding, LLC	Common Stock							45,844	$—	$—
Midco Holding, LLC	Preferred Shares							59,596	23,119	26,754
									23,119	26,754
Food Products
Manna Pro Products, LLC	Common Stock							38	$—	$—
									—	—

Total Equity									$23,119	$26,754

Company	Type of Investment	Reference Rate and Spread (1)	Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes

Total Investments						$4,304,749	$4,158,859

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

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of September 30, 2026	As of December 31, 2025

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,494 and $4,305, respectively)	$4,319	$4,159
Restricted cash	120	103
Other assets	13	25
Total assets	$4,452	$4,287

Senior notes	$3,184	$3,024
Intermediate funding notes	106	113
Interest payable	49	51
Other liabilities	60	47
Total liabilities	3,399	3,235
Members' capital	1,053	1,052
Total liabilities and members' capital	$4,452	$4,287

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Selected Consolidated Statement of Operation Information:
Total revenues	$95	$99	$277	$311
Total expenses	54	59	154	187
Net unrealized appreciation/(depreciation)	(18)	(3)	(28)	(42)
Net realized gain/(loss)	—	—	—	2
Net income/(loss)	$23	$37	$95	$84

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

After performing the investment analysis and income analysis for the nine months ended September 30, 2026, the Company determined that the SDLP's fair value exceeded 20% of the Company's total investments at fair value. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Note 4. Fair Value Measurements

The following table presents the fair value measurements of the Company's investments, by major class according to the fair value hierarchy, as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
Investments	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$52	$638,882	$638,934
Equity	—	—	9,744	9,744
Subordinated Certificates of the SDLP	—	—	170,318	170,318
Total investments at fair value	$—	$52	$818,944	$818,996
Cash Equivalents
Money Market Funds	17,144	—	—	17,144
Total cash equivalents	$17,144	$—	$—	$17,144
Interest rate swaps	—	(684)	—	(684)
Total interest rate swaps	$—	$(684)	$—	$(684)

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

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2026 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of June 30, 2026	$655,377	$9,343	$171,854	$836,574
Purchases	8,543	62	1,927	10,532
Payment-in-kind and other adjustments to cost	(82)	472	(194)	196
Repayments of investments	(24,732)	—	(2,059)	(26,791)
Net realized gains/(losses)	(2,537)	—	—	(2,537)
Net amortization of premium/discount	530	—	—	530
Net change in unrealized gains/(losses)	1,783	(133)	(1,210)	440
Balance as of September 30, 2026	$638,882	$9,744	$170,318	$818,944
Net change in unrealized appreciation/(depreciation) for investments still held as of September 30, 2026	$1,784	$(136)	$(1,211)	$437

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2025	$673,630	$9,939	$165,702	$849,271
Purchases	79,508	337	15,442	95,287
Payment-in-kind and other adjustments to cost	867	474	(25)	1,316
Repayments of investments	(105,229)	(6)	(10,327)	(115,562)
Net realized gains/(losses)	(2,284)	(348)	—	(2,632)
Net amortization of premium/discount	2,130	—	—	2,130
Net change in unrealized gains/(losses)	(9,740)	(652)	(474)	(10,866)
Balance as of September 30, 2026	$638,882	$9,744	$170,318	$818,944
Net change in unrealized appreciation/(depreciation) for investments still held as of September 30, 2026	$(21,291)	$(1,672)	$(12,734)	$(35,697)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2025 (dollars in thousands):

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of June 30, 2025	$649,252	$3,721	$154,329	$807,302
Purchases	46,351	618	10,133	57,102
Payment-in-kind and other adjustments to cost	(166)	682	(637)	(121)
Repayments of investments	(37,421)	—	(11,639)	(49,060)
Net realized gains/(losses)	(614)	—	—	(614)
Net amortization of premium/discount	730	—	—	730
Net change unrealized gains/(losses)	(537)	162	4,745	4,370
Balance as of September 30, 2025	$657,595	$5,183	$156,931	$819,709
Net change unrealized appreciation/(depreciation) for investments still held as of September 30, 2025	$(537)	$163	$4,745	$4,371

	Senior Secured First Lien Loans	Equity	Subordinated Certificates of the SDLP	Total
Balance as of December 31, 2024	$627,439	$4,437	$172,152	$804,028
Purchases	149,837	994	17,692	168,523
Payment-in-kind and other adjustments to cost	1,397	682	(1,678)	401
Repayments of investments	(115,845)	(301)	(30,446)	(146,592)
Net realized gains/(losses)	(614)	—	—	(614)
Net amortization of premium/discount	2,045	—	—	2,045
Net change in unrealized gains/(losses)	(6,664)	(629)	(789)	(8,082)
Balance as of September 30, 2025	$657,595	$5,183	$156,931	$819,709
Net change in unrealized appreciation/(depreciation) for investments still held as of September 30, 2025	$(13,589)	$(969)	$(12,619)	$(27,177)

The Company conducts a review of the fair value hierarchy classifications on a quarterly basis. The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. For the nine months ended September 30, 2026, the Company had no investments transferred in/out of the Level 3 category. For the year ended December 31, 2025, the Company had no investments transferred in/out of the Level 3 category.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company's investments, as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
Senior Secured First Lien Term Loans	$574,585	Income Approach (DCF)	Discount Rate	8.1% - 11.1%	9.3%
Senior Secured First Lien Term Loans	3,324	Recent Transaction	Transaction Prices	100.0% - 100.0%	100.0%
Senior Secured First Lien Term Loans	60,973	Recovery Analysis	Recovery Rate	6.6x - 11.3x	8.8x
Equity	5,692	Market Approach	Market Multiple	8.2x - 19.5x	10.4x
Equity	4,052	Income Approach (DCF)	Discount Rate	5.6% - 18.3%	9.1%
		Market Approach	EBITDA Multiple	3.8x - 17.4x	12.8x
Subordinated Certificates of the SDLP	170,318	Income Approach (DCF)	Discount Rate	6.7% - 6.7%	6.7%
Total	$818,944

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

Note 5. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate exposure to interest rate risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. On February 2, 2024, in connection with each of the 2026 Notes and the 2028 Notes (as defined in "Note 6. Borrowings"), the Company entered into an interest rate swap agreement with CIBC Bank USA ("CIBC"). As of September 30, 2026 and December 31, 2025, the Company had two outstanding interest rate swaps that were designated as hedges in qualifying hedging relationships (as detailed below). The counterparty to each interest rate swap contract was CIBC.

Certain information related to the Company's derivative instruments as of September 30, 2026 is presented in the consolidated statements of assets and liabilities as follows:

As of September 30, 2026
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest rate swap	$25,000	12/21/2026	$—	$(19)	Other Liabilities
Interest rate swap	25,000	12/21/2028	—	(665)	Other Liabilities
Total	$50,000		$—	$(684)

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

The Company records its derivatives on a net basis in the consolidated statements of assets and liabilities. The Company has a master netting agreement with its derivative counterparty which allows for the right to offset by counterparty. As of September 30, 2026, there have been no offsets.

Each of the interest rate swap agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations. As of September 30, 2026, the termination fair value of derivatives in a net liability position related to these agreements was $(0.7) million. As of September 30, 2026, the Company had not posted any collateral related to these agreements.

If the Company had breached any of these provisions at September 30, 2026, it could have been required to settle its obligations under the agreements at their termination fair value.

Note 6. Borrowings

The ratio of a BDC’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized the Company to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. As of September 30, 2026, the Company's asset coverage ratio was 178.36%.

The Company’s outstanding debt as of September 30, 2026 and December 31, 2025 was as follows (dollars in thousands):

	As of September 30, 2026				As of December 31, 2025
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
SMBC Facility	195,000	40,600	40,600	40,600	195,000	67,100	67,100	67,100
2026 Notes(1)(2)	25,000	25,000	24,973	25,000	25,000	25,000	24,999	25,000
2028 Notes(1)(2)	25,000	25,000	24,276	25,000	25,000	25,000	24,998	25,000
VCC CLO(1)	377,500	377,500	375,279	377,500	377,500	377,500	375,115	377,500
Total borrowings outstanding	$622,500	$468,100	$465,128	$468,100	$622,500	$494,600	$492,212	$494,600

(1) Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(2) As of September 30, 2026, the carrying values of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $(0.0) million and $(0.6) million, each resulting from a hedge accounting relationship. As of December 31, 2025, the carrying value of the 2026 Notes and the 2028 Notes are presented inclusive of an incremental $0.1 million and $0.1 million, respectively, each resulting from a hedge accounting relationship.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 2.125% or 2.000% margin, or the alternate base rate plus a 1.125% or 1.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender's exposure with respect to any letters of credit issued at the request of the Company under the SMBC Facility. As of September 30, 2026 and December 31, 2025, the Company had $2.2 million and $1.0 million, in letters of credit issued through the SMBC Facility, respectively. The amount available for borrowing under the SMBC Facility is reduced by any letters of credit issued. As of September 30, 2026, there was $152.2 million available for borrowing (net of letters of credit) under the SMBC Facility, subject to borrowing base limitations.

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

At September 30, 2026 and December 31, 2025, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
SMBC Facility interest	$719	$535	$2,406	$1,862
SMBC Facility unused fees	153	159	432	453
Amortization of debt issuance costs	89	89	262	263
Total interest and financing expenses related to the SMBC Facility	$961	$783	$3,100	$2,578
Weighted average outstanding debt balance of the SMBC Facility	$46,589	$31,220	$52,441	$37,037
Weighted average interest rate of the SMBC Facility (annualized)	6.1%	6.8%	6.1%	6.7%

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

At September 30, 2026 and December 31, 2025, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
VCC CLO interest	$5,371	$5,945	$15,891	$17,791
Amortization of debt issuance costs	55	55	164	165
Total interest and financing expenses related to VCC CLO	$5,426	$6,000	$16,055	$17,956
Weighted average outstanding debt balance of VCC CLO	$377,500	$377,500	$377,500	$377,500
Weighted average interest rate of VCC CLO (annualized)	5.6%	6.3%	5.6%	6.3%

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

Interest on the Notes is payable semi-annually on June 21 and December 21 each year. The 2026 Notes and the 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to September 21, 2026 and September 21, 2028, respectively, at par plus accrued interest to the redemption date and a make-whole premium, and thereafter at par plus accrued interest to the redemption date. In addition, the Company is obligated to offer to prepay the Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

At September 30, 2026, and December 31, 2025, the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
2026 Notes interest	$569	$569	$1,707	$1,707
2028 Notes interest	575	575	1,725	1,725
Amortization of debt issuance costs	25	25	73	73
Effect of interest rate swap	28	108	75	237
Total	$1,197	$1,277	$3,580	$3,742
Weighted average stated interest rate, net of effect of interest rate swaps	9.3%	9.9%	9.4%	9.8%
Weighted average outstanding balance	50,000	50,000	50,000	50,000

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

For the three and nine months ended September 30, 2026, the Company incurred base management fees to the Adviser of $1.6 million and $4.9 million, respectively.

For the three and nine months ended September 30, 2025, the Company incurred base management fees to the Adviser of $1.6 million and $4.7 million, respectively.

As of September 30, 2026 and December 31, 2025, $1.6 million and $1.6 million, respectively, was included in “base management fees payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2026, the Company incurred an Income Incentive Fee of $1.0 million and $2.2 million, respectively.

For the three and nine months ended September 30, 2025, the Company incurred an Income Incentive Fee of $2.0 million and $3.3 million, respectively.

As of September 30, 2026 and December 31, 2025, $1.0 million and $1.4 million, respectively, was included in “Income-based incentive fee payable” in the accompanying consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not incur a Capital Gains Incentive Fee.

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

For the three and nine months ended September 30, 2026, the Company recorded administrator expenses of $0.2 million and $0.7 million, respectively.

For the three and nine months ended September 30, 2025, the Company recorded administrator expenses of $0.2 million and $0.7 million, respectively.

As of September 30, 2026 and December 31, 2025, the Company had $0.2 million and $0.2 million, respectively, in "Administrator expenses payable" in the accompanying consolidated statements of assets and liabilities.

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

As of September 30, 2026 and December 31, 2025, there were no Fronted Amounts advanced by the Company from Varagon.

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

Note 8. Commitments and Contingencies

Unfunded commitments

As of September 30, 2026 and December 31, 2025, the Company had commitments under loan and financing agreements to fund up to $91.0 million to 87 portfolio companies and $104.9 million to 76 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans, revolvers, and in the SDLP, and an analysis of their fair value is included in the Consolidated Schedules of Investments. The Company's obligation to fund commitments is generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2026 and December 31, 2025 are shown in the table below (dollars in thousands):

Issuer	As of September 30, 2026	As of December 31, 2025
360 Partners LLC	3,043	3,043
360 Partners LLC	843	1,739
3G Intermediate, Inc.	300	400
42 North Dental, LLC	568	—
42 North Dental, LLC	284	—
A&R Logistics Holdings, Inc.	355	—
A&R Logistics Holdings, Inc.	177	—
Accupac, LLC	435	652
ACP Oak Buyer, Inc.	1,498	1,498
ACP Oak Buyer, Inc.	—	333
Advanced Infusion Solutions Acquisition, LLC	233	—
Advanced Infusion Solutions Acquisition, LLC	997	—
Advanced Web Technologies Holding Company	235	274
Advanced Web Technologies Holding Company	—	608
Alert SRC Newco LLC	362	604
Allergy & Clinical MidCo, LLC	2,200	2,354
Allergy & Clinical MidCo, LLC	514	257
Andretti Buyer, LLC	41	—
Andretti Buyer, LLC	41	—
Apex Dental Partners, LLC	759	683
Apex Dental Partners, LLC	151	1,390
Basin Innovation Group, LLC	—	329
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	1,237	1,237
BH Buyer, Inc.	776	776
Big Bucks Acquisition Corporation	795	795
Boulder Scientific Company, LLC	71	71
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Champion Elevator Operating Corporation	213	—
Champion Elevator Operating Corporation	609	—
Charlie RF Voltron Acquisition, Inc.	266	—
Charlie RF Voltron Acquisition, Inc.	178	—
Concord III, L.L.C.,	—	52
CPL Consultants, LLC	50	—
CPL Consultants, LLC	396	—
Distinct Holdings, Inc.	583	451
DRML Holdings LLC	1,867	2,000
DRML Holdings LLC	1,333	1,333
Easy Ice, LLC	560	1,043
Easy Ice, LLC	579	495
Empower Benefits Inc.	185	—
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	519	404
Express Wash Acquisition Company, LLC	180	180
Eye Health America, LLC	137	184
Eye Health America, LLC	600	528
FS Squared Holding Corp.	60	60
FS Squared Holding Corp.	53	14
G-3 Mobility Buyer LLC	517	—
Gen4 Dental Partners OPCO, LLC	—	585
Gen4 Dental Partners OPCO, LLC	—	2,342
Healthfuse, LLC	1,442	1,442
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	—	25

Issuer	As of September 30, 2026	As of December 31, 2025
HLSG Intermediate, LLC	—	121
Horizon Freight Holdings, Inc.	—	1,543
Horizon Freight Holdings, Inc.	—	1,543
Horizon Freight Holdings, Inc.	302	474
HTI Intermediate, LLC	440	657
Hub Pen Company, LLC	629	472
Iron Pillar United Mining Group, LLC	650	—
Iron Pillar United Mining Group, LLC	241	—
iVision Buyer, LLC	300	—
JTM Foods LLC	5	14
KL Bronco Acquisition, Inc.	357	714
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	507	566
Krayden Holdings, Inc.	—	480
Lav Gear Intermediate Holdings, INC.	44	73
Le Sueur, Incorporated	907	—
Le Sueur, Incorporated	242	—
Leiters, Inc.	145	56
Lightspeed Buyer, Inc.	701	318
Lightspeed Buyer, Inc.	136	—
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	464	804
MDI Buyer, Inc.	560	453
MDI Buyer, Inc.	1,171	1,171
MechanAir, LLC	1,188	1,188
MechanAir, LLC	150	150
MES Intermediate, Inc.	300	300
MWD Management, LLC	433	400
National Safety Apparel LLC	996	996
NBPT Acquisition LLC	1,754	1,834
NBPT Acquisition LLC	355	444
NS and Associates LLC	468	468
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	4
Painters Supply and Equipment Co.	—	1,213
Pareto Buyer, LLC	932	932
Pareto Buyer, LLC	621	621
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	1,250	1,250
Phia Purchaser, LLC	378	378
Phia Purchaser, LLC	630	630
Pillr Health Intermediate II, LLC	611	550
Pillr Health Intermediate II, LLC	507	1,019
QM Buyer, Inc.	1,470	2,306
QM Buyer, Inc.	1,153	1,153
RBS Buyer Inc.	918	918
RBS Buyer Inc.	551	551
Reliable Medical Supply Acquisitionco LLC	668	668
Reliable Medical Supply Acquisitionco LLC	689	1,169
RFI Buyer, Inc.	156	166
RFI Buyer, Inc.	415	1,153
RWA Wealth Partners, LLC	5,300	5,300

Issuer	As of September 30, 2026	As of December 31, 2025
RWA Wealth Partners, LLC	1,944	1,944
Senior Direct Lending Program, LLC	6,453	8,625
Sentinel Technologies, Inc	591	591
SHF Holdings, Inc.	126	144
Source Holding Delaware, LLC	294	571
Source Holding Delaware, LLC	1,645	1,645
Specialized Dental Holdings II, LLC	1,872	1,872
Techmer BB Bidco, LLC	—	3
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	—	586
Titan Group Holdco, LLC	—	586
Triwizard Holdings, Inc.	411	—
TRX Buyer LLC	263	—
TRX Buyer LLC	526	—
TWH Bidco, LLC	705	—
UHY Advisors, Inc.	1,383	1,247
UHY Advisors, Inc.	732	5,832
US Health Partners Management, LLC	11	22
US Health Partners Management, LLC	—	6
U.S. Urology Partners, LLC	853	853
USN Opco, LLC	377	556
USN Opco, LLC	302	—
USSC Holding Corp.	246	246
Velocity Buyer, Inc.	1,781	1,781
VG Target Holdings, LLC	—	27
VP Security Buyer, Inc.	208	208
VP Security Buyer, Inc.	111	139
VTC Buyer Corp	361	361
VTC Buyer Corp	270	505
Xifin, Inc.	427	474
Zavation Medical Products, LLC	159	—
Zep Holdco Inc.	1,319	1,000
Total Unfunded Commitments	$90,950	$104,865

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of September 30, 2026, the Company had cash of $25.9 million, available borrowings under the SMBC Facility of $152.2 million, subject to borrowing base limitations, and undrawn capital commitments of $73.5 million.

Also included within commitments, as of September 30, 2026 and December 31, 2025, were commitments to issue up to $0.9 million and $0.2 million, respectively, in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2026 and December 31, 2025, respectively, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

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

For the three and nine months ended September 30, 2026, the Company accrued directors' fees of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2025, the Company accrued directors' fees of $0.1 million and $0.2 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had $0.1 million and $0.1 million, respectively, in "Directors' fees and expenses payable" in the accompanying consolidated statements of assets and liabilities.

Note 10. Share Data and Distributions

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share, for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$7,487	$13,762	$15,846	$23,419
Weighted average shares outstanding (basic and diluted)	41,538,493	41,532,617	41,537,610	41,529,939
Earnings per share (basic and diluted)	$0.18	$0.33	$0.38	$0.56

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

As of September 30, 2026, the Company had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 million remaining undrawn) is from Varagon and current officers and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through September 30, 2026 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through September 30, 2026 (dollars in thousands, except per share data):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Quarterly	August 6, 2025	September 30, 2025	October 17, 2025	0.2400	9,944	2,644	24
Special	August 6, 2025	September 30, 2025	October 17, 2025	0.0185	766	204	2
Quarterly	November 5, 2025	December 31, 2025	January 16, 2026	0.2400	9,960	899	8
Special	November 5, 2025	December 31, 2025	January 16, 2026	0.0185	768	69	1
Quarterly	March 12, 2026	March 31, 2026	April 24, 2026	0.2300	9,545	888	8
Quarterly	May 7, 2026	June 30, 2026	July 24, 2026	0.2300	9,545	931	8
Quarterly	August 6, 2026	September 30, 2026	October 23, 2026	0.2300	9,545	961	9
Total					$184,069	$52,958	$517

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

As of September 30, 2026 and December 31, 2025, the Company did not record a U.S. federal income tax expense/(benefit).

Taxable Subsidiaries

The Company uses the liability method to account for its taxable subsidiary's, VCCEH, income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. For the three and nine months ended September 30, 2026 and the year ended December 31, 2025, the Company determined that no deferred tax asset or liability was necessary.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no uncertain tax positions as of and through September 30, 2026.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of September 30, 2026.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company's federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025 (dollars in thousands, except per share data):

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Per Share Data: (1)
Net asset value, beginning of period	$9.23	$9.47
Net investment income (loss)	0.71	0.77
Net unrealized appreciation (depreciation) on investments	(0.26)	(0.20)
Net realized gains (losses) on investments	(0.06)	(0.01)
Net increase (decrease) in net assets resulting from operations (3)	0.38	0.56
Distributions of net investment income to shareholders (2)	(0.69)	(0.78)
Net asset value per share, end of period (3)	$8.93	$9.26
Number of shares outstanding, end of period	41,538,726	41,533,090
Total return based on net asset value (4)(5)	4.43%	6.13%
Net assets attributable to shareholders, end of period	$370,779	$384,577

Ratio to average net assets attributable to shareholders:(8)
Average net assets	$375,600	$386,985
Total expenses (6)	11.78%	12.29%
Total expenses (other than incentive fee) (6)	11.20%	11.43%
Net investment income (6)	10.65%	11.39%
Interest expense and credit facility fees (6)	8.09%	8.39%

Ratios/Supplemental Data:
Asset coverage, end of period (7)	178.36%	182.93%
Weighted average shares outstanding	41,537,610	41,529,939
Total capital commitments, end of period	$488,208	$488,208
Ratio of total contributed capital to total committed capital, end of period	84.95%	84.95%
Average debt outstanding (8)	$479,941	$464,557
Average debt outstanding per share	$11.55	$11.19
Portfolio turnover (5)	11.54%	18.14%
Year of formation	2019	2019

(1) The per share data was derived by using the weighted average shares outstanding.

(2) Distributions declared per common share was calculated as the sum of distributions on common stock declared during the year divided by the number of shares of common stock outstanding at each respective quarter-end date.

(3) Net increase (decrease) in net assets resulting from operations and Net asset value per share, end of period for the nine months ended September 30, 2026 and 2025, may not foot due to rounding.

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

Note 14. Subsequent Events

Management has evaluated subsequent events through November 13, 2026, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements for the nine months ended September 30, 2026, except as disclosed below:

Dividend Declaration

On November 11, 2026, the Board declared a dividend of $0.23 per share payable on January 22, 2027 to shareholders of record as of the close of business on December 31, 2026.

Extension of SMBC Facility

On November 6, 2026, the Company entered into the First Amendment to the SMBC Credit Agreement (the “Amendment”) by and among the Company, as borrower, the subsidiary guarantors party thereto solely with respect to Section 5.9 therein, the lenders and issuing banks party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent, sole book runner and lead arranger. The Amendment amends the terms of the SMBC Facility to, among other things, (i) solely with respect to extending lenders, extend the revolver availability period from August 2028 to the earlier of (a) the Trigger Date (as defined in the Amendment) and (b) November 2030, (ii) solely with respect to extending lenders, extend the scheduled maturity date from August 2029 to the earlier of (a) twelve months from the Trigger Date and (b) November 2031, (iii) solely with respect to non-extending lenders, change the revolver availability period to the earlier of (a) the Trigger Date and (b) the stated commitment termination date of such lender’s commitments, (iv) solely with respect to non-extending lenders, change the scheduled maturity date to the earlier of (a) twelve months from the Trigger Date and (b) the stated maturity date of such lender’s loans, and (v) solely with respect to the loans of extending lenders, increase the applicable margin to (a) with respect to any ABR Loan, 1.25% per annum and (b) with respect to any Term Benchmark Loan or RFR Loan, 2.25% per annum each (as defined in the Amendment).

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
•
independent directors' fees and expenses and the costs associated with convening a meeting of the Board or any committee thereof;
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

Leverage

The ratio of a BDC's total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% or 150%, if certain requirements are met. In connection with the Company’s organization and the Initial Closing, the Board and its initial shareholder authorized us to adopt the 150% asset coverage ratio. Additionally, investors both consented to the minimum asset coverage ratio of 150% and agreed not to seek to redeem their shares of common stock in connection therewith, in each case in the subscription agreement. The Company therefore may be exposed, to a greater extent, to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. As of September 30, 2026, the Company's asset coverage ratio was 178.36%.

Portfolio and Investment Activity

As of September 30, 2026, our portfolio had a fair value of approximately $819.0 million. The following table summarizes our portfolio and investment activity during the nine months ended September 30, 2026 (dollars in thousands):

Nine months ended September 30,
2026
Investments made in new portfolio companies	$15,153
Investments made in existing portfolio companies	$80,134
Aggregate amount in exits and repayments	$(115,562)
Net investment activity	$(20,275)

Portfolio Companies, at beginning of period	115
Number of new portfolio companies	15
Number of exited portfolio companies	(9)
Portfolio companies, at end of period	121

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Loans	$660,266	77.3%	$638,934	78.0%
Equity	11,415	1.3	9,744	1.2
Subordinated Certificates of the SDLP	183,052	21.4	170,318	20.8
Total Investments	$854,733	100.0%	$818,996	100.0%

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

The following table shows weighted average current yield to maturity based on the amortized cost and fair value as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)	Weighted Average Current Yield for Total Portfolio (Amortized Cost)	Weighted Average Current Yield for Total Portfolio (Fair Value)
Senior Secured First Lien Loans	9.4%	10.4%	9.4%	10.2%
Equity	N/A	N/A	N/A	N/A
Subordinated Certificates of the SDLP (1)	11.3%	12.1%	11.8%	12.6%
Total	9.8%	10.7%	9.9%	10.7%

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

The weighted average risk rating of our investments based on fair value was 2.1 and 2.0 as of September 30, 2026 and December 31, 2025, respectively.

Based on a generally uncertain economic outlook in the United States (which includes a possible recession), we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We also maintain increased oversight and analysis of credits to assess vulnerable industries and ways to mitigate any decline in loan performance and reduce credit risk. While we are not seeing signs of an overall, broad deterioration in our operating results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	As of September 30, 2026		As of December 31, 2025
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$34,675	4.3%	$18,738	2.2%
2	705,368	86.1	790,430	93.1
3	54,130	6.6	37,199	4.4
4	18,133	2.2	—	—
5	6,690	0.8	2,987	0.3
Total	$818,996	100.0%	$849,354	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing(1)	$827,473	98.1%	$857,126	99.3%
Non-Accrual	15,845	1.9	6,111	0.7
Total	$843,318	100.0%	$863,237	100.0%

(1) As of September 30, 2026, the Company had investments in four portfolio companies that were current on cash interest payments and were on non-accrual status with respect to the portion of the interest that is PIK interest only.

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

Senior Direct Lending Program

In 2015, VSDLP, a wholly owned subsidiary of the Company, and ARCC formed SDLP, a joint venture established for the purpose of providing senior stretch and unitranche loan financings to middle market borrowers. The Company received, indirectly through its membership interest in VSDLP, limited liability company membership interests and Subordinated Certificates in each case in SDLP, as a result of the Merger. The SDLP finances its investment activity through the issuance of securities (“SDLP Securities”) backed by its loan portfolio, including, in order of seniority, rated senior notes (the “Senior Note”), a rated intermediate funding note (the “IFN”), and capital provided by the Company and ARCC through the Subordinated Certificates. The Subordinated Certificates are the most junior securities issued by SDLP and collateralize the profits earned or losses incurred across the SDLP loan portfolio. As of September 30, 2026 and December 31, 2025, the Company and ARCC own 12.5% and 87.5%, respectively, of the outstanding Subordinated Certificates.

SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of SDLP must be approved by an investment committee of SDLP consisting of representatives of the Company (and/or VSDLP) and ARCC (the “SDLP Investment Committee”).

As of September 30, 2026 and December 31, 2025, the Company and ARCC had agreed to make capital available to the SDLP totaling $1.7 billion and $1.7 billion, respectively, of which $206.3 million and $206.3 million, respectively, is to be made available from the Company. The Company and ARCC will continue to provide capital to the SDLP in the form of Subordinated Certificates. This capital will only be committed to the SDLP upon approval of transactions by the SDLP Investment Committee as discussed above. As of September 30, 2026 and December 31, 2025, the Company has funded $188.7 million and $183.6 million, respectively, of its commitment to the SDLP and had $17.6 million and $22.7 million in unfunded commitments remaining to the SDLP, respectively.

The Subordinated Certificates pay a coupon equal to SOFR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, after expenses, which may result in a return to the holders of the Subordinated Certificates that is greater than the stated coupon. The Subordinated Certificates are junior in right of payment to the Senior Notes and IFNs.

The amortized cost and fair value of the Subordinated Certificates held by the Company were $183.1 million and $170.3 million, respectively, as of September 30, 2026, and $178.0 million and $165.7 million, respectively, as of December 31, 2025. The Company’s yield on its investment in the Subordinated Certificates at amortized cost and fair value was 11.3% and 12.1%, respectively, as of September 30, 2026, and 11.8% and 12.6%, respectively, as of December 31, 2025. For the three and nine months ended September 30,

2026, the Company earned interest income of $5.2 million and $15.4 million, respectively, from its investment in the Subordinated Certificates. For the three and nine months ended September 30, 2025, the Company earned interest income of $5.3 million and $16.2 million, respectively, from its investment in the Subordinated Certificates. As of September 30, 2026 and December 31, 2025, $5.2 million and $5.3 million, respectively, was in Interest receivable on the consolidated statements of assets and liabilities.

As of September 30, 2026 and December 31, 2025, the SDLP’s portfolio was comprised of first lien senior secured loans to U.S. middle-market companies and consisted of investments in industries similar to the companies in the Company’s portfolio. As of September 30, 2026, certain loans in one portfolio company in the SDLP portfolio was on non-accrual status. As of December 31, 2025, none of the loans in the SDLP portfolio were on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2026 and December 31, 2025 (dollars in millions):

	As of September 30, 2026	As of December 31, 2025
Total first lien senior secured loans(1)	$4,671	$4,297
Largest loan to a single borrower(1)	$373	$413
Total of five largest loans to borrower(1)	$1,627	$1,719
Number of borrowers in the SDLP	73	39
Commitments to fund delayed draw loans (2)	$195	$259

(1) At principal amount.

(2) As discussed above, these commitments have been approved by the SDLP Investment Committee.

Below is a listing of SDLP’s individual investments as of September 30, 2026 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	3/29/2032	$1,507	$1,507	$1,507	(2)
Acron Aviation, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.57%	3/29/2032	9,145	9,145	9,145	(2)
Blue Raven Solutions, LLC	Term Loan	SOFR	+	6.25%	(Q)	10.32%	1/16/2032	9,369	9,369	9,369	(2)
Titan BW Borrower L.P.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.30%	7/26/2032	3,150	3,100	3,097	(2)
Titan BW Borrower L.P.	Term Loan	SOFR	+	2.50% (2.88% PIK)	(Q)	9.13%	7/26/2032	26,539	26,287	26,273	(2)
Zenith AcquisitionCo, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.26%	1/13/2033	189	189	189	(2)
Zenith AcquisitionCo, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.26%	1/13/2033	8,001	8,001	8,001	(2)
									57,598	57,581
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.22%	8/31/2028	$37,047	$35,694	$28,897	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.22%	8/31/2028	42,545	40,991	33,185	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.22%	8/31/2028	2,412	2,324	1,882	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	9.22%	8/31/2028	179,591	173,031	140,081	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	5.00%	(Q)	9.22%	8/31/2028	26,420	25,455	20,608	(2)
Midco Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.50% (5.00% PIK)	(M)	11.26%	11/9/2029	3,096	3,096	3,096	(2)
Midco Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.50% (5.00% PIK)	(Q)	11.26%	11/9/2029	3,096	3,096	3,096	(2)
Midco Holding, LLC	Term Loan	SOFR	+	2.50% (5.00% PIK)	(Q)	11.26%	11/9/2029	95,220	95,220	95,220	(2)
									378,907	326,065
Automobiles
Bolt Purchaser, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	6/30/2033	$9,658	$9,658	$9,562	(2)
									9,658	9,562
Capital Markets
Lido Advisors, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.49%	5/10/2032	$4,920	$4,920	$4,920	(2)
Lido Advisors, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	5/10/2032	747	747	747	(2)
Oak Funding, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.34%	12/2/2032	405	405	405	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.32%	12/2/2032	23,850	23,850	23,850	(2)
									29,922	29,922
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	9.15%	4/30/2031	$5,277	$5,277	$5,277	(2)
SePRO Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.90%	7/26/2030	14,049	14,049	14,049	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.00%	(M)	8.90%	7/26/2030	116,239	116,239	116,239	(2)
									135,565	135,565
Commercial Services & Supplies
365RM Holdco, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	5/6/2033	$16,854	$16,854	$16,686	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(Q)	9.29%	5/28/2032	2,505	2,505	2,505	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(Q)	9.29%	5/28/2032	7,725	7,725	7,725	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.23%	11/26/2032	4,012	4,011	4,011	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.24%	11/26/2032	12,195	12,195	12,195	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	10/21/2032	3,207	3,207	3,207	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.82%	10/21/2032	10,290	10,290	10,290	(2)
Drogon Bidco Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.90%	8/29/2031	3,937	3,937	3,937	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Drogon Bidco Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.90%	8/29/2031	7,122	7,122	7,122	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.00%	(Q)	7.81%	8/20/2031	3,394	3,393	3,393	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.00%	(M)	7.94%	8/20/2031	302,923	302,923	302,923	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(S)	9.85%	10/13/2027	45,988	45,990	42,770	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(S)	9.85%	10/13/2027	192,332	192,332	178,868	(2)
Talon Buyer Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	8.04%	7/15/2032	3,599	3,480	3,474	(2)
Zinc Buyer Corporation	Term Loan	SOFR	+	4.75%	(Q)	8.82%	7/24/2031	626	620	588	(2)
									616,584	599,694
Construction & Engineering
BGIF IV Fearless Utility Services, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.90%	6/9/2031	$10,138	$10,138	$10,138	(2)
BGIF IV Fearless Utility Services, Inc.	Term Loan	SOFR	+	5.00%	(M)	8.90%	6/9/2031	14,735	14,735	14,735	(2)
Bells Parent, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.07%	4/25/2033	2,187	2,187	2,159	(2)
Bells Parent, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	4/25/2033	7,378	7,378	7,285	(2)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	1/2/2032	4,417	4,417	4,417	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	1/2/2032	181,123	181,123	181,123	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	1/2/2032	3,692	3,692	3,692	(2)
HP RSS Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	12/11/2029	15,888	15,888	15,888	(2)
HP RSS Buyer, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.48%	12/11/2029	1,620	1,620	1,620	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	2.38% (2.88% PIK)	(Q)	8.98%	8/27/2032	1,516	1,517	1,487	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.38% (2.88% PIK)	(Q)	9.32%	8/27/2032	8,817	8,817	8,729	(2)
									251,512	251,273
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	12/23/2030	$39,932	$39,932	$39,932	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	12/23/2030	93,065	93,065	93,065	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.50%	(M)	8.40%	12/23/2030	217,041	217,041	217,041	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.52%	12/20/2032	10,467	10,467	9,734	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(Q)	10.39%	11/12/2030	25,399	25,399	25,399	(2)
									385,904	385,171
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(Q)	9.07%	9/29/2031	$7,735	$7,735	$7,735	(2)
Radwell Parent, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	4/1/2030	620	620	620	(2)
Radwell Parent, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	4/1/2030	126	126	126	(2)
Radwell Parent, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.82%	4/1/2030	6,622	6,622	6,622	(2)
									15,103	15,103
Diversified Consumer Services
Flint OpCo, LLC	Term Loan	SOFR	+	4.75%	(Q)	8.57%	8/15/2030	$5,320	$5,320	$5,320	(2)
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	9.15%	9/4/2031	19,404	19,404	18,434	(2)
									24,724	23,754
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.26%	11/5/2031	$93,413	$93,413	$93,413	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.26%	11/5/2031	216,641	216,641	216,641	(2)
									310,054	310,054
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.97%	3/1/2030	$11,299	$11,299	$11,299	(2) (3)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.97%	3/1/2030	1,197	1,197	1,197	(2) (3)
Convera International Holdings Limited	Term Loan	SOFR	+	4.75%	(Q)	8.97%	3/1/2030	306	306	306	(2) (3)
Spirit RR Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.07%	9/13/2028	8,070	8,070	8,070	(2)
The Ultimus Group Midco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	7/1/2032	18,643	18,554	18,476	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	8.15%	3/11/2031	23,263	23,263	23,263	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	8.15%	3/11/2031	115,414	115,414	115,414	(2)
									178,103	178,025
Food Products
Custom Ingredients, LLC	Term Loan	SOFR	+	4.75%	(M)	8.65%	7/16/2032	$13,397	$13,397	$13,263	(2)
DecoPac, Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.57%	5/14/2030	39,798	39,797	39,797	(2)
Gula Buyer Inc.	Term Loan	SOFR	+	4.50%	(M)	8.39%	10/27/2031	14,775	14,775	14,775	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.40%	12/10/2029	30,232	27,673	20,558	(2) (5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.40%	12/10/2029	182,797	167,323	124,302	(2) (5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.40%	12/10/2029	14,418	12,946	9,804	(2) (5)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.00% (3.50% PIK)	(Q)	10.40%	12/10/2029	48,645	43,807	33,078	(2) (5)
Sugar PPC Buyer LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	10/2/2031	1,148	1,148	1,148	(2)
									320,866	256,725
Health Care Equipment & Supplies
Artivion, Inc.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.51%	1/21/2031	$17,456	$17,456	$17,456	(2)
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.40%	7/31/2031	224,918	224,918	224,918	(2)
Spruce Bidco II Inc.	Term Loan	SOFR	+	4.75%	(Q)	8.57%	1/30/2032	39,798	39,798	39,798	(2)
									282,172	282,172
Health Care Providers & Services
Premise Health Holding Corp	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	11/8/2032	$1,577	$1,577	$1,577	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(Q)	8.82%	11/8/2032	6,222	6,222	6,222	(2)
Premise Health Holding Corp	Term Loan	SOFR	+	4.75%	(Q)	8.82%	11/8/2032	2,179	2,179	2,179	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/8/2032	4,975	4,975	4,975	(2)
									14,953	14,953
Health Care Technology
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.50% (2.50% PIK)	(Q)	9.07%	2/4/2033	$7,021	$7,021	$7,021	(2)
GHX Ultimate Parent Corporation	Term Loan	SOFR	+	2.50% (2.50% PIK)	(Q)	9.07%	2/4/2033	5,466	5,466	5,466	(2)
Project Alliance Buyer, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.26%	8/27/2031	4,060	4,060	4,060	(2)
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.07%	11/3/2031	110,813	110,813	110,813	(2)
									127,360	127,360
Hotels, Restaurants & Leisure
Birdie Bidco, Inc.	Delayed Draw Term Loan	SOFR	+	2.50% (2.25% PIK)	(Q)	8.82%	11/17/2032	$279	$279	$279	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	2.50% (2.25% PIK)	(Q)	8.82%	11/17/2032	5,703	5,703	5,703	(2)
Invited, Inc.	Term Loan	SOFR	+	5.25%	(M)	9.15%	6/9/2032	39,648	39,648	39,252	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.76%	6/28/2030	54,053	54,053	54,053	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.76%	6/28/2030	43,752	43,752	43,752	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	6/28/2030	151,583	151,583	151,583	(2)
									295,018	294,622

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(M)	9.97%	11/9/2029	$305,031	$305,031	$289,780	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.97%	11/9/2029	27,043	26,984	25,690	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.97%	11/9/2029	40,925	40,925	38,880	(2)
									372,940	354,350
IT Services
UFS, LLC	Term Loan	SOFR	+	4.50%	(M)	8.40%	10/14/2031	$14,815	$14,815	$14,815	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.25%	(Q)	8.32%	12/23/2032	11,545	11,545	11,533	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.25%	(Q)	7.98%	12/23/2032	33	33	33	(2)
									26,393	26,381
Insurance
AQ Sunshine, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.07%	7/25/2033	$323	$323	$290	(2)
AQ Sunshine, Inc.	Term Loan	SOFR	+	5.00%	(Q)	9.07%	7/25/2033	5,000	5,000	4,950	(2)
EAG Nexus Buyer, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.76%	8/15/2033	5,210	5,210	5,158	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/14/2028	1,236	1,228	1,236	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/14/2028	2,819	2,800	2,819	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.23%	4/14/2028	4,520	4,491	4,520	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/14/2028	3,909	3,882	3,909	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(Q)	8.57%	4/14/2028	5,278	5,243	5,278	(2)
High Street Buyer, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.57%	4/14/2028	2,136	2,122	2,136	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.65%	11/1/2029	3,508	3,508	3,508	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.90%	11/1/2029	3,592	3,592	3,592	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.51%	11/1/2029	3,646	3,646	3,646	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(M)	8.77%	11/1/2029	460	460	460	(2)
SageSure Holdings, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.52%	1/28/2030	5,823	5,822	5,822	(2)
SageSure Holdings, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.52%	1/28/2030	13,403	13,403	13,403	(2)
SageSure Holdings, LLC	Term Loan	SOFR	+	4.50%	(M)	8.52%	1/28/2030	8,310	8,310	8,310	(2)
SageSure Holdings, LLC	Term Loan	SOFR	+	4.50%	(M)	8.52%	1/28/2030	12,281	12,281	12,281	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.65%	10/31/2031	23,094	23,094	23,094	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.65%	10/31/2031	120,816	120,816	120,816	(2)
									225,231	225,228
Machinery
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.57%	8/6/2032	$240,212	$240,212	$240,212	(2)
JSG II, Inc. and Checkers USA, Inc./JHC Acquisition Corp	Term Loan	SOFR	+	4.25%	(M)	8.15%	9/30/2032	27,831	27,831	27,831	(2)
JSG II, Inc. and Checkers USA, Inc./JHC Acquisition Corp	Term Loan	SOFR	+	4.75%	(M)	8.65%	9/30/2032	10,772	10,612	10,772	(2)
									278,655	278,815
Professional Services
Grit Buyer, Inc.	Delayed Draw Term Loan	SOFR	+	4.50%	(Q)	8.57%	7/16/2032	$8,618	$8,618	$8,618	(2)
									8,618	8,618
Software
Apple Bidco Holdings, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.57%	1/24/2033	$12,246	$12,246	$11,267	(2)
Bottomline Technologies, Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.57%	5/14/2029	24,874	24,818	24,874	(2)
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(Q)	8.32%	11/1/2032	11,884	11,884	11,527	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.40%	11/30/2027	12,907	12,907	12,907	(2)(3)
Goose Borrower, L.P.	Delayed Draw Term Loan	SOFR	+	4.75%	(Q)	8.82%	3/2/2033	7,234	7,234	7,234	(2)
Goose Borrower, L.P.	Term Loan	SOFR	+	4.75%	(Q)	8.82%	3/2/2033	5,895	5,895	5,895	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	8.15%	10/25/2032	66	66	25	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.25%	(Q)	8.07%	10/25/2032	7,936	7,936	7,777	(2)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	SOFR	+	5.25%	(Q)	9.32%	12/30/2032	2,927	2,928	2,928	(2)

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(Q)	8.98%	12/30/2032	6,365	6,365	6,365	(2)
									92,279	90,799
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.50%	(M)	11.50%	12/14/2027	$32,958	$32,958	$24,719	(2)
									32,958	24,719
Total Senior Secured First Lien Loans									$4,471,077	$4,306,511

Equity
Automobile Components
Midco Holding, LLC	Common Stock							45,844	$—	$—
Midco Holding, LLC	Preferred Shares							59,597	23,119	12,114
									23,119	12,114
Food Products
Manna Pro Products, LLC	Common Stock							21	$—	$—
Manna Pro Products, LLC	Common Stock							17	—	—
									—	—

Total Equity									$23,119	$12,114

Total Investments									$4,494,196	$4,318,625

(1) Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to SOFR, or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q) or monthly (M). For each such loan, the interest rate provided was the rate in effect as of September 30, 2026.

(2) Loan includes interest rate floor feature.

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

(5) The investment was on non-accrual status as of September 30, 2026.

Below is a listing of SDLP’s individual investments as of December 31, 2025 (dollars in thousands):

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Senior Secured First Lien Loans
Aerospace & Defense
Acron Aviation, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	3/29/2032	$9,191	$9,191	$9,191	(2)
									9,191	9,191
Automobile Components
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	$2,414	$2,342	$1,906	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.92%	08/31/2028	37,057	35,956	29,275	(2)
Arrowhead Holdco Company	Delayed Draw Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.92%	08/31/2028	42,557	40,999	33,620	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	26,427	25,641	20,877	(2)
Arrowhead Holdco Company	Term Loan	SOFR	+	2.50% (2.75% PIK)	(Q)	8.94%	08/31/2028	179,643	174,307	141,918	(2)
Midco Holding, LLC	Term Loan	SOFR	+	7.50%	(M)	11.36%	11/9/2029	91,687	91,687	91,687	(2)
									370,932	319,283
Chemicals
RCR Buyer, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	4/30/2031	$5,569	$5,569	$5,569	(2)
SePRO Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	7/26/2030	117,128	117,128	117,128	(2)
									122,697	122,697
Commercial Services & Supplies
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	$7,783	$7,783	$7,783	(2)
Accommodations Plus Technologies LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	5/28/2032	2,523	2,523	2,523	(2)
Astra Service Partners, LLC	Delayed Draw Term Loan	N/A					11/26/2032	—	—	(15)	(2)
Astra Service Partners, LLC	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/26/2032	12,195	12,195	12,103	(2)
CARDS-Live Oak Holdings, Inc.	Delayed Draw Term Loan	N/A					10/21/2032	—	—	(21)	(2)
CARDS-Live Oak Holdings, Inc.	Term Loan	SOFR	+	4.75%	(M)	8.42%	10/21/2032	10,368	10,368	10,264	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	3,713	3,713	3,713	(2)
ISQ Hawkeye HoldCo, Inc.	Delayed Draw Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	81,491	81,491	81,491	(2)
ISQ Hawkeye HoldCo, Inc.	Term Loan	SOFR	+	4.68%	(M)	8.43%	8/20/2031	223,760	223,760	223,760	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	46,350	46,350	43,105	(2)
Pritchard Industries, LLC	Term Loan	SOFR	+	5.75%	(Q)	9.57%	10/13/2027	193,846	193,846	180,277	(2)
									582,029	564,983
Construction & Engineering
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.17%	1/2/2032	$4,450	$4,450	$4,450	(2)
Ground Penetrating Radar Systems, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.17%	1/2/2032	182,499	182,499	182,499	(2)
Pave America Holding, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.69%	8/27/2032	883	883	863	(2)
Pave America Holding, LLC	Term Loan	SOFR	+	2.38% (2.88% PIK)	(M)	8.92%	8/27/2032	8,691	8,691	8,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.04%	11/21/2029	16,628	16,628	16,628	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	26,604	26,604	26,604	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.87%	11/21/2029	20,261	20,261	20,261	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.99%	11/21/2029	12,214	12,214	12,214	(2)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.97%	11/21/2029	9,903	9,903	9,903	(2)
Valcourt Holdings II, LLC	Term Loan	SOFR	+	5.00%	(Q)	9.02%	11/21/2029	257,272	257,272	257,272	(2)
									539,405	539,298

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Consumer Staples Distribution & Retail
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	$116,262	$116,262	$116,262	(2)
FS Squared Holding Corp.	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	48,600	48,601	48,601	(2)
FS Squared Holding Corp.	Term Loan	SOFR	+	4.75%	(M)	8.47%	12/23/2030	248,325	248,325	248,325	(2)
									413,188	413,188
Distributors
Big Bucks Acquisition Corporation	Term Loan	SOFR	+	5.00%	(M)	8.67%	09/29/2031	$8,327	$8,327	$8,223	(2)
									8,327	8,223
Electronic Equipment, Instruments & Components
EIS Legacy Holdco, LLC	Delayed Draw Term Loan	SOFR	+	4.50%	(M)	8.40%	11/05/2031	$67,486	$67,487	$67,487	(2)
EIS Legacy Holdco, LLC	Term Loan	SOFR	+	4.50%	(Q)	8.40%	11/05/2031	218,295	218,295	218,295	(2)
									285,782	285,782
Financial Services
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	$11,387	$11,387	$11,387	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(Q)	9.84%	3/1/2030	1,206	1,206	1,206	(2)(3)
Convera International Holdings Limited	Term Loan	SOFR	+	6.00%	(S)	9.84%	3/1/2030	309	309	309	(2)(3)
Oak Funding, LLC	Delayed Draw Term Loan	N/A					12/2/2032	—	—	(12)	(2)
Oak Funding, LLC	Term Loan	SOFR	+	4.50%	(M)	8.29%	12/2/2032	23,970	23,970	23,730	(2)
Tiger Holdco LLC	Delayed Draw Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	23,439	23,439	23,439	(2)
Tiger Holdco LLC	Term Loan	SOFR	+	4.25%	(M)	7.98%	3/11/2031	116,291	116,291	116,291	(2)
									176,602	176,350
Food Products
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	$—	$—	$(15)	(2)
GMF Parent, Inc.	Delayed Draw Term Loan	N/A					12/20/2032	—	—	(13)	(2)
GMF Parent, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.20%	12/20/2032	10,519	10,519	10,467	(2)
Manna Pro Products, LLC	Delayed Draw Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	29,424	28,701	23,245	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	14,033	13,687	11,086	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	47,344	46,181	37,402	(2)
Manna Pro Products, LLC	Term Loan	SOFR	+	3.0% (3.50% PIK)	(Q)	10.30%	12/10/2029	177,910	173,542	140,549	(2)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	N/A					11/12/2030	—	—	(27)	(2)
Quirch Foods Holdings, LLC	Term Loan	SOFR	+	6.50%	(M)	10.34%	11/12/2030	25,526	25,526	25,271	(2)
									298,156	247,965
Health Care Equipment & Supplies
NMN Holdings III Corp	Term Loan	SOFR	+	4.50%	(M)	8.22%	07/31/2031	$226,640	$226,640	$226,640	(2)
									226,640	226,640
Health Care Providers & Services
Premise Health Holding Corp	Term Loan	SOFR	+	4.50%	(M)	8.17%	11/8/2032	$6,268	$6,268	$6,268	(2)
U.S. Urology Partners, LLC	Term Loan	SOFR	+	4.75%	(M)	8.42%	4/8/2032	5,000	5,000	5,000	(2)
									11,268	11,268
Health Care Technology
Surescripts, LLC	Term Loan	SOFR	+	5.00%	(Q)	8.67%	11/03/2031	$111,656	$111,656	$111,656	(2)
									111,656	111,656
Hotels, Restaurants & Leisure

Company	Type of Investment	Reference Rate and Spread (1)				Interest Rate	Maturity	Par / Shares	Amortized Cost	Fair Value(4)	Footnotes
Birdie Bidco, Inc.	Delayed Draw Term Loan	N/A					11/17/2032	$—	$—	$(5)	(2)
Birdie Bidco, Inc.	Term Loan	SOFR	+	4.50% (2.25% PIK)	(M)	10.42%	11/17/2032	5,622	5,622	5,594	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	41,537	41,537	41,537	(2)
Triwizard Holdings, Inc.	Delayed Draw Term Loan	SOFR	+	5.00%	(Q)	8.90%	6/29/2029	59,100	59,100	59,100	(2)
Triwizard Holdings, Inc.	Term Loan	SOFR	+	5.00%	(Q)	8.67%	6/29/2029	165,750	165,750	165,750	(2)
									272,009	271,976
Household Durables
LHS Borrower, LLC	Term Loan	SOFR	+	5.25%	(M)	8.97%	09/04/2031	$19,625	$19,625	$19,429	(2)
									19,625	19,429
Household Products
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	$26,460	$26,460	$24,608	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.57%	11/09/2027	40,044	40,044	37,241	(2)
Walnut Parent, Inc.	Term Loan	SOFR	+	5.75%	(Q)	9.52%	11/09/2027	299,250	299,250	278,303	(2)
									365,754	340,152
Insurance
THG Acquisition, LLC	Delayed Draw Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	$7,931	$7,931	$7,931	(2)
THG Acquisition, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	10/31/2031	121,736	121,736	121,736	(2)
									129,667	129,667
IT Services
UFS, LLC	Term Loan	SOFR	+	4.75%	(M)	8.50%	10/14/2031	$14,927	$14,927	$14,778	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	N/A					12/23/2032	—	—	(3)	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	11,545	11,545	11,516	(2)
Victors Purchaser, LLC	Term Loan	SOFR	+	4.50%	(M)	8.19%	12/23/2032	33	33	32	(2)
									26,505	26,323
Machinery
Harvey Tool Company, LLC	Delayed Draw Term Loan	N/A					10/26/2027	$—	$—	$(13)	(2)
Harvey Tool Company, LLC	Term Loan	SOFR	+	4.75%	(M)	8.47%	8/6/2032	240,212	240,212	239,011	(2)
									240,212	238,998
Software
Cority Software Inc.	Term Loan	SOFR	+	4.50%	(M)	8.34%	11/1/2032	$11,884	$11,884	$11,824	(2)
Doxim Inc.	Term Loan	SOFR	+	6.50%	(M)	10.22%	11/30/2027	13,006	13,006	12,875	(2)(3)
Merit Software Finance Holdings, LLC	Delayed Draw Term Loan	N/A					12/30/2032	—	—	(25)	(2)
Merit Software Finance Holdings, LLC	Term Loan	SOFR	+	5.25%	(M)	8.94%	12/30/2032	6,365	6,365	6,301	(2)
ML Holdco, Inc.	Delayed Draw Term Loan	N/A					10/25/2032	—	—	(5)	(2)
ML Holdco, Inc.	Term Loan	SOFR	+	4.50%	(M)	8.37%	10/25/2032	7,936	7,936	7,896	(2)
									39,191	38,866
Trading Companies & Distributors
Penn Detroit Diesel Allison, LLC	Term Loan	SOFR	+	7.00%	(Q)	10.82%	12/14/2027	$32,794	$32,794	$30,170	(2)
									32,794	30,170

Total Senior Secured First Lien Loans									$4,281,630	$4,132,105
Equity
Automobile Components
Midco Holding, LLC	Common Stock							45,844	$—	$—
Midco Holding, LLC	Preferred Shares							59,596	23,119	26,754
									23,119	26,754
Food Products
Manna Pro Products, LLC	Common Stock							38	$—	$—
									—	—

Total Equity									$23,119	$26,754

Total Investments									$4,304,749	$4,158,859

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

(3) Investment is domiciled outside of the United States.

(4) The negative fair value, if applicable, results from the fair valuation of the unfunded commitment.

Below are the consolidated statements of assets and liabilities for SDLP (dollars in millions):

	As of September 30, 2026	As of December 31, 2025

Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost of $4,494 and $4,305, respectively)	$4,319	$4,159
Restricted cash	120	103
Other assets	13	25
Total assets	$4,452	$4,287

Senior notes	$3,184	$3,024
Intermediate funding notes	106	113
Interest payable	49	51
Other liabilities	60	47
Total liabilities	3,399	3,235
Members' capital	1,053	1,052
Total liabilities and members' capital	$4,452	$4,287

Below are the consolidated statements of operations for SDLP (dollars in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Selected Consolidated Statement of Operation Information:
Total revenues	$95	$99	$277	$311
Total expenses	54	59	154	187
Net unrealized appreciation/(depreciation)	(18)	(3)	(28)	(42)
Net realized gain/(loss)	—	—	—	2
Net income/(loss)	$23	$37	$95	$84

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

After performing the investment analysis and income analysis for the three and nine months ended September 30, 2026, the Company determined that the SDLP's fair value exceeded 20% of the Company's total investments at fair value. Accordingly, the related summary financial information is presented in the "Senior Direct Lending Program" heading above.

Results of Operations

Set forth below is a comparison of our results of operations for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$21,005	$22,964	$63,016	$68,540
Total expenses	11,412	12,958	33,643	36,425
Net investment income	9,593	10,006	29,373	32,115
Net realized gain (loss)	(2,538)	(614)	(2,632)	(614)
Net change in unrealized appreciation (depreciation)	432	4,370	(10,895)	(8,082)
Net increase in net assets resulting from operations	$7,487	$13,762	$15,846	$23,419
Net investment income per share - basic and diluted	$0.23	$0.24	$0.71	$0.77
Net increase in net assets resulting from operations per share - basic and diluted	$0.18	$0.33	$0.38	$0.56

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

Investment income decreased to $21.0 million and $63.0 million for the three and nine months ended September 30, 2026, from $23.0 million and $68.5 million for the comparable period in the prior year, primarily due to a decrease in SOFR as well as a decrease in the yield of the Subordinated Certificates.

Operating Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Base management fees	$1,633	$1,594	$4,855	$4,723
Income-based incentive fees	971	1,966	2,165	3,346
Professional fees	809	914	2,604	2,710
Administrator expenses	215	243	702	707
Interest expenses	7,262	7,732	21,804	23,322
Credit facility fees	322	328	931	954
Directors' fees and expenses	79	72	222	230
Insurance expenses	7	6	21	17
Other general and administrative	114	103	339	416
Total expenses	$11,412	$12,958	$33,643	$36,425

Total expenses decreased to $11.4 million and $33.6 million for the three and nine months ended September 30, 2026 from $13.0 million and $36.4 million for the three and nine months ended September 30, 2025.

Management and Incentive Fees

Management fees for the three and nine months ended September 30, 2026 increased from the comparable period in the prior year primarily due to an increase in the average amortized cost basis of our portfolio during each period. Income based incentive fees for the three and nine months ended September 30, 2026 decreased from the comparable period in the prior year.

Interest Expenses and Credit Facility Fees

Interest expenses and credit facility fees decreased to $7.6 million and $22.7 million for the three and nine months ended September 30, 2026 from $8.1 million and $24.3 million for the three and nine months ended September 30, 2025. The decrease was primarily attributable to a decrease in SOFR.

Net Realized Gains/Losses

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

For the three and nine months ended September 30, 2026, we had realized losses of $(2.5) million and $(2.6) million, respectively, due to the restructuring of one of our portfolio investments, alongside the realization of one of our equity investments, partially offset by the receipt of escrow payments.

For the three and nine months ended September 30, 2025, we had realized losses of $(0.6) million and $(0.6) million, respectively, due to the restructuring of one of our portfolio investments.

Net Change in Unrealized Appreciation/Depreciation

For the three months ended September 30, 2026, we had $0.4 million of unrealized appreciation on portfolio investments which was primarily due to the reversal of unrealized depreciation upon the restructuring of one of our portfolio investments. For the nine months ended September 30, 2026, we had $(10.9) million of unrealized depreciation primarily due to the adjustment of our investment in the Subordinated Certificates as well as unfavorable adjustments to certain portfolio investments facing operational difficulties.

For the three and nine months ended September 30, 2025, we had $4.4 million of unrealized appreciation and $(8.1) million of unrealized depreciation, respectively, which was primarily due to the adjustment of our investment in the Subordinated Certificates as well as unfavorable adjustments to a minority of portfolio companies facing operational difficulties.

Net Increase in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2026, the net increase in net assets resulting from operations was $7.5 million or $0.18 per share and $15.8 million or $0.38 per share, respectively. For the three and nine months ended September 30, 2025, the net increase in net assets resulting from operations was $13.8 million or $0.33 per share and $23.4 million or $0.56 per share, respectively.

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

As of September 30, 2026, we had received capital commitments totaling $488.2 million ($73.5 million remaining undrawn), of which $5.9 million ($1.0 million remaining undrawn) is from Varagon and current officers and directors of the Company. On June 2, 2022, we held our Initial Closing and entered into Subscription Agreements with a number of investors providing for the private placement of our shares of common stock.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from inception through September 30, 2026 (dollars in thousands, except per share data):

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

The following table reflects the distributions per share that the Company has declared, including shares issued under the DRIP, on its common stock from inception through September 30, 2026 (dollars in thousands):

Distribution	Date Declared	Record Date	Payment Dates	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	December 12, 2022	December 15, 2022	December 21, 2022	$0.2635	$10,892	3,915	$40
Quarterly	December 19, 2022	December 23, 2022	January 27, 2023	0.2405	9,941	3,665	37
Quarterly	March 23, 2023	March 27, 2023	March 31, 2023	0.2222	9,185	3,619	35
Quarterly	May 10, 2023	July 1, 2023	July 15, 2023	0.2246	9,284	3,780	37
Quarterly	August 8, 2023	October 2, 2023	October 16, 2023	0.2271	9,387	3,825	38
Quarterly	November 7, 2023	December 27, 2023	January 17, 2024	0.2397	9,908	4,089	41
Special	December 18, 2023	December 27, 2023	January 17, 2024	0.1205	4,981	2,056	20
Quarterly	March 20, 2024	March 29, 2024	April 10, 2024	0.2371	9,809	3,461	34
Special	March 20, 2024	March 29, 2024	April 10, 2024	0.0333	1,378	486	5
Quarterly	May 9, 2024	June 28, 2024	July 17, 2024	0.2371	9,809	3,533	35
Special	May 9, 2024	June 28, 2024	July 17, 2024	0.0662	2,739	986	10
Quarterly	August 6, 2024	September 30, 2024	October 17, 2024	0.2397	9,916	3,699	36
Special	August 6, 2024	September 30, 2024	October 17, 2024	0.0638	2,639	985	10
Quarterly	November 6, 2024	December 31, 2024	January 17, 2025	0.2392	9,911	2,282	22
Special	November 6, 2024	December 31, 2024	January 17, 2025	0.0675	2,797	644	6
Quarterly	March 13, 2025	March 31, 2025	April 17, 2025	0.2400	9,944	2,429	23
Special	March 13, 2025	March 31, 2025	April 17, 2025	0.0185	766	187	2
Quarterly	May 7, 2025	June 30, 2025	July 17, 2025	0.2400	9,944	2,526	24
Special	May 7, 2025	June 30, 2025	July 17, 2025	0.0185	766	195	2
Quarterly	August 6, 2025	September 30, 2025	October 17, 2025	0.2400	9,944	2,644	24
Special	August 6, 2025	September 30, 2025	October 17, 2025	0.0185	766	204	2
Quarterly	November 5, 2025	December 31, 2025	January 16, 2026	0.2400	9,960	899	8
Special	November 5, 2025	December 31, 2025	January 16, 2026	0.0185	768	69	1
Quarterly	March 12, 2026	March 31, 2026	April 24, 2026	0.2300	9,545	888	8
Quarterly	May 7, 2026	June 30, 2026	July 24, 2026	0.2300	9,545	931	8
Quarterly	August 6, 2026	September 30, 2026	October 23, 2026	0.2300	9,545	961	9
Total					$184,069	$52,958	$517

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

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2026, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

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

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740 as of September 30, 2026.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Facility will bear interest at either term SOFR plus a 2.125% or 2.000% margin, or the alternate base rate plus a 1.125% or 1.000% margin depending on the ratio of the borrowing base compared to the outstanding debt of the SMBC Facility. The Company may elect either the term SOFR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also will pay a fee of 0.375% on average daily undrawn amounts under the SMBC Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender's exposure with respect to any letters of credit issued at the request of the Company under the SMBC Facility. As of September 30, 2026 and December 31, 2025, the Company had $2.2 million and $1.0 million, in letters of credit issued through the SMBC Facility, respectively. The amount available for borrowing under the SMBC Facility is reduced by any letters of credit issued. As of September 30, 2026, there was $152.2 million available for borrowing (net of letters of credit) under the SMBC Facility, subject to borrowing base limitations.

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

At September 30, 2026, the carrying amount of the Company's borrowings under the SMBC Facility approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings under the SMBC Facility would be deemed to be Level 3 investments.

The following table summarizes the interest expense, unused fees and amortization of debt issuance costs incurred on the SMBC Facility for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
SMBC Facility interest	$719	$535	$2,406	$1,862
SMBC Facility unused fees	153	159	432	453
Amortization of debt issuance costs	89	89	262	263
Total interest and financing expenses related to the SMBC Facility	$961	$783	$3,100	$2,578
Weighted average outstanding debt balance of the SMBC Facility	$46,589	$31,220	$52,441	$37,037
Weighted average interest rate of the SMBC Facility (annualized)	6.1%	6.8%	6.1%	6.7%

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

At September 30, 2026, the carrying amount of the Secured Debt of VCC CLO approximated its fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Secured Debt of VCC CLO would be deemed to be Level 3 investments.

The following table summarizes the interest expense and amortization of debt issuance costs incurred on VCC CLO for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
VCC CLO interest	$5,371	$5,945	$15,891	$17,791
Amortization of debt issuance costs	55	55	164	165
Total interest and financing expenses related to VCC CLO	$5,426	$6,000	$16,055	$17,956
Weighted average outstanding debt balance of VCC CLO	$377,500	$377,500	$377,500	$377,500
Weighted average interest rate of VCC CLO (annualized)	5.6%	6.3%	5.6%	6.3%

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

Interest on the Notes is payable semi-annually on June 21 and December 21 each year. The 2026 Notes and the 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to September 21, 2026 and September 21, 2028, respectively, at par plus accrued interest to the redemption date and a make-whole premium, and thereafter at par plus accrued interest to the redemption date. In addition, the Company is obligated to offer to prepay the Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

At September 30, 2026, and December 31, 2025 the carrying amount of the Notes approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes would be deemed to be Level 3 investments.

The following table summarizes the interest expenses and amortization of debt issuance costs incurred on the Notes for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
2026 Notes interest	$569	$569	$1,707	$1,707
2028 Notes interest	575	575	1,725	1,725
Amortization of debt issuance costs	25	25	73	73
Effect of interest rate swap	28	108	75	237
Total	$1,197	$1,277	$3,580	$3,742
Weighted average stated interest rate, net of effect of interest rate swaps	9.3%	9.9%	9.4%	9.8%
Weighted average outstanding balance	50,000	50,000	50,000	50,000

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2026 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	40,600	—	40,600	—	—
2026 Notes	25,000	25,000	—	—	—
2028 Notes	25,000	—	25,000	—	—
VCC CLO	377,500	—	—	—	377,500
Total debt obligations	$468,100	$25,000	$65,600	$—	$377,500

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2026 and December 31, 2025, we had commitments under loan and financing agreements to fund up to $91.0 million to 87 portfolio companies and $104.9 million to 76 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, including underlying investments in the SDLP, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2026 and December 31, 2025 are shown in the table below (dollars in thousands):

Issuer	As of September 30, 2026	As of December 31, 2025
360 Partners LLC	3,043	3,043
360 Partners LLC	843	1,739
3G Intermediate, Inc.	300	400
42 North Dental, LLC	568	—
42 North Dental, LLC	284	—
A&R Logistics Holdings, Inc.	355	—
A&R Logistics Holdings, Inc.	177	—
Accupac, LLC	435	652
ACP Oak Buyer, Inc.	1,498	1,498
ACP Oak Buyer, Inc.	—	333
Advanced Infusion Solutions Acquisition, LLC	233	—
Advanced Infusion Solutions Acquisition, LLC	997	—
Advanced Web Technologies Holding Company	235	274
Advanced Web Technologies Holding Company	—	608
Alert SRC Newco LLC	362	604
Allergy & Clinical MidCo, LLC	2,200	2,354
Allergy & Clinical MidCo, LLC	514	257
Andretti Buyer, LLC	41	—
Andretti Buyer, LLC	41	—
Apex Dental Partners, LLC	759	683
Apex Dental Partners, LLC	151	1,390
Basin Innovation Group, LLC	—	329
Basin Innovation Group, LLC	1,266	1,266
Bebright MSO, LLC	1,237	1,237
BH Buyer, Inc.	776	776
Big Bucks Acquisition Corporation	795	795
Boulder Scientific Company, LLC	71	71
BRG Acquisition Co., LLC	600	600
Castleworks Home Services Company	7	7
Champion Elevator Operating Corporation	213	—
Champion Elevator Operating Corporation	609	—
Charlie RF Voltron Acquisition, Inc.	266	—
Charlie RF Voltron Acquisition, Inc.	178	—
Concord III, L.L.C.,	—	52
CPL Consultants, LLC	50	—
CPL Consultants, LLC	396	—
Distinct Holdings, Inc.	583	451
DRML Holdings LLC	1,867	2,000
DRML Holdings LLC	1,333	1,333
Easy Ice, LLC	560	1,043
Easy Ice, LLC	579	495
Empower Benefits Inc.	185	—
Eventus Buyer, LLC	1,730	1,730
Eventus Buyer, LLC	519	404
Express Wash Acquisition Company, LLC	180	180
Eye Health America, LLC	137	184
Eye Health America, LLC	600	528
FS Squared Holding Corp.	60	60
FS Squared Holding Corp.	53	14
G-3 Mobility Buyer LLC	517	—
Gen4 Dental Partners OPCO, LLC	—	585
Gen4 Dental Partners OPCO, LLC	—	2,342
Healthfuse, LLC	1,442	1,442
Hissho Parent, LLC	635	635
HLSG Intermediate, LLC	—	25

Issuer	As of September 30, 2026	As of December 31, 2025
HLSG Intermediate, LLC	—	121
Horizon Freight Holdings, Inc.	—	1,543
Horizon Freight Holdings, Inc.	—	1,543
Horizon Freight Holdings, Inc.	302	474
HTI Intermediate, LLC	440	657
Hub Pen Company, LLC	629	472
Iron Pillar United Mining Group, LLC	650	—
Iron Pillar United Mining Group, LLC	241	—
iVision Buyer, LLC	300	—
JTM Foods LLC	5	14
KL Bronco Acquisition, Inc.	357	714
KL Charlie Acquisition Company	52	52
Krayden Holdings, Inc.	507	566
Krayden Holdings, Inc.	—	480
Lav Gear Intermediate Holdings, INC.	44	73
Le Sueur, Incorporated	907	—
Le Sueur, Incorporated	242	—
Leiters, Inc.	145	56
Lightspeed Buyer, Inc.	701	318
Lightspeed Buyer, Inc.	136	—
M&D Midco, Inc.	3,503	3,503
M&D Midco, Inc.	464	804
MDI Buyer, Inc.	560	453
MDI Buyer, Inc.	1,171	1,171
MechanAir, LLC	1,188	1,188
MechanAir, LLC	150	150
MES Intermediate, Inc.	300	300
MWD Management, LLC	433	400
National Safety Apparel LLC	996	996
NBPT Acquisition LLC	1,754	1,834
NBPT Acquisition LLC	355	444
NS and Associates LLC	468	468
OIS Management Services, LLC	577	577
Oliver Packaging, LLC	411	411
Online Labels Group, LLC	11	11
Online Labels Group, LLC	9	9
Online Labels Group, LLC	4	4
Painters Supply and Equipment Co.	—	1,213
Pareto Buyer, LLC	932	932
Pareto Buyer, LLC	621	621
Pediatric Home Respiratory Services, LLC	2,250	2,250
Pediatric Home Respiratory Services, LLC	1,250	1,250
Phia Purchaser, LLC	378	378
Phia Purchaser, LLC	630	630
Pillr Health Intermediate II, LLC	611	550
Pillr Health Intermediate II, LLC	507	1,019
QM Buyer, Inc.	1,470	2,306
QM Buyer, Inc.	1,153	1,153
RBS Buyer Inc.	918	918
RBS Buyer Inc.	551	551
Reliable Medical Supply Acquisitionco LLC	668	668
Reliable Medical Supply Acquisitionco LLC	689	1,169
RFI Buyer, Inc.	156	166
RFI Buyer, Inc.	415	1,153
RWA Wealth Partners, LLC	5,300	5,300

Issuer	As of September 30, 2026	As of December 31, 2025
RWA Wealth Partners, LLC	1,944	1,944
Senior Direct Lending Program, LLC	6,453	8,625
Sentinel Technologies, Inc	591	591
SHF Holdings, Inc.	126	144
Source Holding Delaware, LLC	294	571
Source Holding Delaware, LLC	1,645	1,645
Specialized Dental Holdings II, LLC	1,872	1,872
Techmer BB Bidco, LLC	—	3
Techmer BB Bidco, LLC	3	3
Titan Group Holdco, LLC	586	586
Titan Group Holdco, LLC	—	586
Titan Group Holdco, LLC	—	586
Triwizard Holdings, Inc.	411	—
TRX Buyer LLC	263	—
TRX Buyer LLC	526	—
TWH Bidco, LLC	705	—
UHY Advisors, Inc.	1,383	1,247
UHY Advisors, Inc.	732	5,832
US Health Partners Management, LLC	11	22
US Health Partners Management, LLC	—	6
U.S. Urology Partners, LLC	853	853
USN Opco, LLC	377	556
USN Opco, LLC	302	—
USSC Holding Corp.	246	246
Velocity Buyer, Inc.	1,781	1,781
VG Target Holdings, LLC	—	27
VP Security Buyer, Inc.	208	208
VP Security Buyer, Inc.	111	139
VTC Buyer Corp	361	361
VTC Buyer Corp	270	505
Xifin, Inc.	427	474
Zavation Medical Products, LLC	159	—
Zep Holdco Inc.	1,319	1,000
Total Unfunded Commitments	$90,950	$104,865

Also included within commitments, as of September 30, 2026 and December 31, 2025, were commitments to issue up to $0.9 million and $0.2 million, respectively, in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2026 and December 31, 2025, respectively, the Company had not issued any letters of credit. If the Company were to issue any letters of credit, it would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

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

PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its shareholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company would have not yet collected the cash. For the three and nine months ended September 30, 2026, the Company earned PIK interest of $0.3 million (or 1.6% of its total investment income) and $1.2 million (or 1.8% of its total investment income), respectively. For the three and nine months ended September 30, 2025, the Company earned PIK interest of $0.6 million (or 2.7% of total investment income) and $2.2 million (or 3.0% of its total investment income), respectively, reflected on the accompanying consolidated statements of operations as part of interest income.

When the Company does not expect the borrower will be able to pay future accrual of PIK interest, the Company will place the investment's PIK interest on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes. As of September 30, 2026, the Company had investments in four portfolio companies that were current on cash interest payments and were on non-accrual status with respect to its PIK interest only.

Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Some of the fees earned by the Company may be PIK fee income. For the three and nine months ended September 30, 2026 and 2025, the Company did not earn any PIK fee income.

Non-accrual loans

A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2026, certain loans in three portfolio companies held by the Company were on non-accrual with an aggregate amortized cost of $15.8 million and a fair value of $5.6 million, respectively. As of December 31, 2025, certain loans in one portfolio company held by the Company were on non-accrual with an aggregate amortized cost of $6.1 million and a fair value of $2.0 million, respectively.

Recent Developments

Dividend Declaration

On November 11, 2026, the Board declared a dividend of $0.23 per share payable on January 22, 2027 to shareholders of record as of the close of business on December 31, 2026.

Extension of SMBC Facility

On November 6, 2026, the Company entered into the First Amendment to the SMBC Credit Agreement (the “Amendment”) by and among the Company, as borrower, the subsidiary guarantors party thereto solely with respect to Section 5.9 therein, the lenders and issuing banks party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent, sole book runner and lead arranger. The Amendment amends the terms of the SMBC Facility to, among other things, (i) solely with respect to extending lenders, extend the revolver availability period from August 2028 to the earlier of (a) the Trigger Date (as defined in the Amendment) and (b) November 2030, (ii) solely with respect to extending lenders, extend the scheduled maturity date from August 2029 to the earlier of (a) twelve months from the Trigger Date and (b) November 2031, (iii) solely with respect to non-extending lenders, change the revolver availability period to the earlier of (a) the Trigger Date and (b) the stated commitment termination date of such lender’s commitments, (iv) solely with respect to non-extending lenders, change the scheduled maturity date to the earlier of (a) twelve months from the Trigger Date and (b) the stated maturity date of such lender’s loans, and (v) solely with respect to the loans of extending lenders, increase the applicable margin to (a) with respect to any ABR Loan, 1.25% per annum and (b) with respect to any Term Benchmark Loan or RFR Loan, 2.25% per annum each (as defined in the Amendment).

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

The Federal Reserve increased interest rates by 0.25% in September 2026 after previously holding interest rates flat since December 2025. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward an additional rate increase in 2026, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. There can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings. Furthermore, in a lower interest rate environment, we could face a situation where our outstanding debt obligations carry higher coupon payments than newly issued debt, resulting in an increase in relative borrowing costs unless we are able to refinance at more favorable terms.

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

As of September 30, 2026, all income producing investments in our portfolio and the outstanding borrowings under the SMBC Facility were at floating rates indexed to SOFR. In addition, the Notes bear interest at fixed rates but have swapped from a fixed rate to a floating rate through interest rate swaps.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2026, assuming there are no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Basis Point Change	Income	Expense (1)	Investment Income
Up 300 basis points	$23,100	$14,000	$9,100
Up 200 basis points	15,400	9,400	6,000
Up 100 basis points	7,700	4,700	3,000
Down 100 basis points	(7,700)	(4,700)	(3,000)
Down 200 basis points	(15,400)	(9,400)	(6,000)
Down 300 basis points	(22,400)	(14,000)	(8,400)

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VARAGON CAPITAL CORPORATION

	By:	/s/ Walter J. Owens
Walter J. Owens
Chief Executive Officer
(principal executive officer)

Date: November 13, 2026	By:	/s/ Robert J. Bourgeois
Robert J. Bourgeois
Chief Financial Officer and Treasurer
(principal financial officer)